Form 10-K
period 2004-12-31
Orange 21 Inc.
filed 2005-03-31
CIK 932372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐                           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 000-51071

ORANGE 21 INC.

(Exact name of Registrant as specified in its charter)

Delaware	33-0580186
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2070 Las Palmas Drive, Carlsbad, CA 92009	(760) 804-8420
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates (based upon the closing sale price on the Nasdaq National Market on December 31, 2004) was $62,412,050.  The Registrant’s Common Stock was not publicly traded as of the last day of its most recently completed second fiscal quarter.

As of February 24, 2005, there were 8,012,483 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2005 Annual Meeting of Stockholders.

ORANGE 21 INC. AND SUBSIDIARIES

TABLE OF CONTENTS

2004 FORM 10-K

i

PART I

Item 1. Business

Overview

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements and predictions as to our expectations regarding our operating expenses, sales and operations, anticipated cash needs, capital requirements and capital expenditures, needs for additional financing, use of working capital, the benefits of our Italian operations, plans for future products and services and for enhancements of existing products and services, anticipated growth strategies, ability to attract customers, sources of net sales, anticipated trends and challenges in our business and the markets in which we operate, the adequacy of our facilities, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, critical accounting policies and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement which is preceded by the word “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or any similar word. For all of such forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the impact of changes in demand for our products, our effectiveness in managing manufacturing processes and costs and expansion of our operations, the degree to which we are able to utilize available manufacturing capacity, the impact of competition and of technological advances, and costs associated with, and outcome of, any pending litigation proceedings, and the risks set forth below under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results.” These forward-looking statements represent our judgment as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

This report contains statistical data that we obtained from industry publications and reports.  These industry publications generally indicate that they have obtained their information from sources believed to be reliable, but do not guarantee the accuracy and completeness of their information.  Although we believe that the publications are reliable, we have not independently verified their data.

We own various trademarks and trade names used in our business, such as “Orange 21,” “Spy,” “Scoop,” “E Eyewear,” “Dri-Force,” “ARC,” “Trident,” “SAS” and “Isotron.”  Other trademarks referenced herein are the property of their respective owners.

We design, develop and market premium products for the action sports and youth lifestyle markets.  Our principal products, sunglasses and goggles, are marketed under our brand, Spy Optic.  These products target the action sports market, including surfing, skateboarding and snowboarding, and the youth lifestyle market within fashion, music and entertainment.  Our participation in these target markets and grassroots marketing strategies give our Spy brand relevance and authenticity with our target demographic, individuals born between approximately 1977 and 1994, or Generation Y.  We have built our Spy brand by developing innovative, proprietary products that utilize high-quality materials, handcrafted manufacturing processes and engineered optical lens technology to convey performance, style, quality, and value.  We sell our products in approximately 4,600 retail locations in the United States and internationally through approximately 2,500 retail locations serviced by our international distributors and us.  We have developed strong relationships with key multi-store action sport and youth lifestyle retailers in the United States, such as Cycle Gear, Inc., No Fear, Inc., Pacific Sunwear of California, Inc., Sun Shade Optique, Tilly’s Clothing, Shoes & Accessories and Zumiez, Inc., and a strategically selective collection of specialized surf, skate, snow, BMX, mountain bike and motocross stores.

We were incorporated as Sports Colors, Inc. in California in August 1992. From August 1992 until April 1994, we had no operations. In April 1994, we changed our name to Spy Optic, Inc. and commenced operations. In November 2004, we reincorporated in Delaware and changed our name to Orange 21 Inc. The information contained in, or that can be accessed through, our website is not a part of this Annual Report. References in this Annual Report to “we,” “our,” “us” and “Orange 21” refer to Orange 21 Inc. and our consolidated subsidiaries, Spy Optic, S.r.l. and Spy Optic, Inc., except where it is made clear that the term means only the parent company.

Target Market

Individuals born between approximately 1977 and 1994, more commonly referred to as Generation Y, represent the core of our target demographic. Generation Y is a powerful demographic supported by solid growth and spending power. Comprising more than 73 million people within the United States, or nearly 26% of the U.S. population, Generation Y represents the second largest demographic next to the Baby Boomer generation. The U.S. Census Bureau estimates that Generation Y will represent as much as 41% of the U.S. population by the end of the decade. Individuals ranging in age from 13 to 19 account for the largest segment of the Generation Y demographic, or approximately 40% of the total, and are growing at a rate nearly twice as fast as the overall population. Annual spending in this age group has climbed nearly 61% since 1995, reaching approximately $175 billion in 2003, with direct (i.e., our consumer) and indirect (i.e., the parents of our consumers) purchasing power that is estimated to exceed $650 billion annually by the end of the decade. We believe this combination of Generation Y’s youth and purchasing power have made it a powerful driver of trends in fashion, music and sports.

We have initially targeted the action sports and youth lifestyle markets due to their popularity with Generation Y and the need for premium quality, high performance eyewear as an integral feature of that participation. Action sports such as surfing, skateboarding, and snowboarding have grown at an average annual rate of 9% since 1998 and are substantially made up of Generation Y participants. In contrast, participation in traditional team sports, such as baseball, basketball, and football has decreased over that same period.

We believe the nexus between Generation Y and action sports generates tremendous crossover appeal between sport and fashion in our target demographic, members of Generation Y who are seeking premium quality eyewear products. The need for high performance eyewear products within action sports and the influence of the athletes in such action sports has fueled our growth and led to strong appeal for our products and brand recognition. We have leveraged this success into expanding our product lines into fashion forward designs for the youth lifestyle market.

Business Strategy

Our long-term goal is to capitalize on the strengths of our growing consumer brands by providing consumers with stylish, high-quality, performance-driven products. We seek to differentiate our brand by offering diverse product lines that emphasize authenticity, functionality, quality and comfort. In pursuit of this goal, we are pursuing the following operating and growth strategies that provide the framework for our future growth, while maintaining the quality and integrity of our brands.

Operating Strategy

•                  Drive Product Demand Through Premium Quality and Innovative Design.    We believe our reputation for premium quality, innovation and technical leadership distinguishes our products from those of our competitors and provides us with significant competitive advantages. Our sunglasses are forged from materials such as grilamid, propionate and acetate, which we believe are superior to the materials used by many of our competitors. These materials provide product characteristics such as flexible sport frames, more comfortable fashion frames and, in the case of acetate, allow us to hand cut and polish our fashion frames. Our use of hand painting techniques and specialized trims, including metal logos, hinges and temple plates, create unique premium sunglasses and goggles. We intend to continue developing innovative styles and products in order to preserve and strengthen our leadership position as having a progressive action sports and youth lifestyle brand.

•                  Sustain Brand Authenticity.    To sustain the authenticity of our Spy brand, our grassroots marketing programs feature advertising in action sports and youth lifestyle media at a global level, participation in and sponsorship of hundreds of events annually and sponsorship of action sports athletes. Our advertising campaign, found in print media such as Surfer, Transworld Snowboarding and Racer X magazines, fuses athletes, lifestyle, innovative product photography and our unique style. Our approach to event marketing utilizes our fleet of Spy branded vehicles to showcase our products and athletes at events such as the X Games, the Zumiez Couch Tour, Wakestock, the U.S. Open of Surfing and the Whistler Ski and Snowboard Festival.

•                  Actively Manage Retail Relationships.    We manage the retail sales process by monitoring customer sales and inventory levels by product category and style to ensure optimal brand representation and product offerings. Our sales programs, including in-store clinics, point-of-purchase displays and marketing materials, assist our authorized retailers in promoting the authenticity of our brands and products and maximize the implementation of our consumer marketing initiatives. We will continue to develop a strategically selective, specialty-focused retail base to ensure brand authenticity and to prevent over-saturation of our brands. As a result, we believe we enjoy close relationships with our retailers, which enables us to influence the assortment and positioning of our products and to optimize inventory mix.

•                  Maintain Strategic Product Manufacturing Relationship.    We maintain a close strategic alliance with our principal manufacturer located in Italy.  In turn, this manufacturer maintains a focus on premium eyewear manufacturing processes to supply our products. By outsourcing our product manufacturing to a third-party with which we maintain a close, strategic alliance, we are able to focus on designing and developing innovative, stylish and performance-driven products on a timely, cost-effective basis.

Growth Strategy

•                  Expand Domestic Distribution and Brand Recognition Outside of California.    We believe that significant opportunities exist to increase our sales by expanding domestic distribution of our products. In 2002, 2003 and 2004, approximately 58%, 48% and 51%, respectively, of our domestic business was derived from sales within the state of California. We plan to increase significantly our marketing and distribution efforts throughout the United States by expanding our internal and external sales teams and growing our distribution base.

•                  Expand International Distribution.    We believe significant opportunities exist to increase our sales outside of the United States, and we are actively expanding distribution worldwide. In 2002, 2003 and 2004, approximately 32%, 24% and 26%, respectively, of our total net sales were derived from sales outside of the United States. To increase marketing for our brands abroad, we have developed a unique distribution model, which we refer to as our hybrid model that allows our distributors to focus their efforts on regional sales and marketing while we provide the fulfillment of orders from our European distribution center. This model mitigates our distributors’ inventory risk and enables them to invest in brand building programs within their territories.  In selected markets such as Canada, Italy and France, we use a direct distribution model instead of our hybrid model, because we believe that the strength of our Spy brand in those countries creates an opportunity for greater growth through the use of this direct sales market.

•                  Introduce New Products and Product Lines Under Our Existing Brands.    We intend to increase our sales by developing and introducing new products and product lines under our existing brands that embody our standards of design, performance, value and quality. On March 23, 2005, we launched a premium-priced, handmade fashion sunglass collection, which we expect will offer an additional revenue stream and access to an expanded demographic. Our premium collection will be positioned at the top of our product matrix and will highlight the best of our quality, innovative detailing and design elements. We also intend to expand our women’s product line and to launch several product lines within the optical prescription eyewear market.

•                  Build or Acquire New Brands.    We intend to continue focusing on developing or acquiring new brands that we believe complement our action sports and youth lifestyle brands. We believe that brand acquisition opportunities currently exist in the action sports and youth lifestyle markets that would allow us to expand both our product offerings and our target demographics. For example, we have entered into an agreement with Dale Earnhardt, Jr., pursuant to which we obtained the right to design and sell a Dale

Earnhardt, Jr. branded signature series of our sunglass products. We launched this new brand in late February 2005 with a full roll out planned in spring of 2005.

Products

We design, develop and market premium eyewear products, apparel and accessories. Our current product matrix consists of seven product categories, including fashion sunglasses, women-specific sunglasses, performance sport sunglasses, snow goggles, motocross goggles, apparel and accessories.

Fashion Sunglasses

We currently offer 12 models of fashion sunglass products. The majority of our fashion sunglass frames are constructed of propionate or acetate, which enable us to produce smooth, dense products that are adjustable to the contours of each individual’s face and are very comfortable to wear. We are one of the few brands in the action sports and youth lifestyle markets to offer high-quality fashion sunglass frames constructed from propionate or acetate. These frames are engineered utilizing a wide variety of unique colorations and color fades that are created and/or polished for a high-gloss finish. The majority of our fashion sunglass frames, including all color fades, are hand painted in Italy. We also incorporate adjustable wire-core temples into most of our fashion sunglass products so that our sunglass frames will provide a more custom fit for each individual. In addition, we offer sunglass frames forged from nickel silver alloy that are lightweight and pliable, yet strong. Retail prices for these models range from $70 to $140.

Women-Specific Sunglasses

We currently offer seven models of women-specific sunglass products. A majority of these models are constructed of propionate, which are engineered utilizing a wide variety of unique colorations and color fades that are polished for a high-gloss finish. The majority of our women-specific sunglass frames, including all color fades, are hand painted in Italy. Other materials utilized in this product line include grilamid and galvanized nickel silver. Retail prices for these models range from $80 to $125.

Performance Sport Sunglasses

We currently offer six models of Spy branded performance sport sunglass products, which are designed to meet the demands of action sports athletes while offering innovative styling. The frames of all six models are constructed from injection-molded grilamid, an exceptionally lightweight material that is shatter-resistant and remains pliable in all weather conditions. All of these models incorporate our patented Scoop airflow technology, contain our ARC lenses and are engineered to incorporate interchangeable lenses. Most models also are available with our Trident polarized lenses and Hytrel rubber on the bridge and temple tips of the frames to prevent slippage. Retail prices for these models range from $75 to $125. We also recently launched our new line of Dale Earnhardt, Jr. signature sunglasses, which retail for $ 65.00 and are marketed under the brand E Eyewear.

Snow Goggles

We currently offer six models of snow goggle products. All of our models of snow goggles are constructed of injected polyurethane, incorporate our patented Scoop airflow technology, anti-fog lens construction and Isotron foam, and offer 100% ultraviolet, or UV, protection. Two of the models utilize our ARC spherical, dual-lens system, while the other models utilize cylindrical, dual-pane lens technology. Retail prices for these models range from $50 to $150.

Motocross Goggles

We currently offer three models of motocross goggles. Similar to our line of snow goggles, our motocross goggles are constructed of injected polyurethane and incorporate our patented Scoop airflow technology, Isotron foam and GE Lexan hard-coated scratch-resistant lenses. For perspiration absorption, we use either our moisture-wicking Dri-Force fleece, which is bonded to our Isotron foam, or our two-stage Sweat Absorption System. All of the models of motocross goggles utilize our high-quality, anti-fog coating and are compatible with tear-off lens systems. Retail prices for these models range from $30 to $68.

Apparel

Our men’s and women’s apparel collections consist of a variety of shirts, fleece clothing and hats that are released on a seasonal basis. We believe that our apparel collections provide brand recognition by echoing the innovative and unique designs of our eyewear products. Retail prices for our apparel collections range from $18 to $52.

Accessories

We offer a full range of accessories, including sunglass and goggle cases, lens replacement kits, wallets, belts, backpacks and gear bags. Our lens replacement kits enable consumers to interchange the color of lenses in our performance eyewear products to adjust to various light conditions. Retail prices for our accessories range from $18 to $150.

Sales and Distribution

Our distribution strategy is based on our belief that the integrity and success of our brands is dependent on strategic growth and careful selection of the retail accounts where our products are merchandised and sold. We sell our products in approximately 4,600 retail locations in the United States and internationally through approximately 2,500 retail locations serviced by us and our international distributors. Although we intend to increase our distribution within the action sports and youth lifestyle markets, we believe that the largest growth opportunity for our brands is in the sunglass-focused distribution channel, including sunglass specialty and optical retailers. As a result, we intend to devote substantial resources towards growing sales of our products to these types of retail accounts.

For the fiscal year ended December 31, 2002, 26% of our net sales were to our ten largest customers, which included five international distributors. For the fiscal year ended December 31, 2003, 20% of our net sales were to our ten largest customers, which included two international distributors. For the fiscal year ended December 31, 2004, 20% of our net sales were to our ten largest customers, which included three international distributors. In fiscal year ended December 31, 2002 we had one customer individually account for 10% of our net sales.  For each of the fiscal years ended December 31, 2003 and 2004, we did not have any single customer or group of related customers that represented 7% or more of our net sales.

Domestic Sales and Distribution

We sell our products to retailers who merchandise our products in a manner consistent with the image of our brands and the quality of our products. We have developed long-term relationships with key multi-store action sport and youth lifestyle retailers in the United States, such as Cycle Gear, Inc., No Fear, Inc., Pacific Sunwear of California, Inc., Sun Shade Optique, Tilly’s Clothing, Shoes & Accessories and Zumiez, Inc., and a large collection of action sport retailers that focus on surfing, skateboarding, snowboarding, BMX, snow skiing, motocross, wakeboarding and mountain biking. We have entered into dealer arrangements with our retailers pursuant to which they issue a purchase order for our products. These arrangements do not contain minimum purchase commitments and can be terminated by either party at any time. In order to be recognized as having premium brands, we generally elect to sell through specialty stores instead of mass discount and general sporting goods retail chains. This has enabled us to maintain brand authenticity by partnering with retailers who share the same focus on influential action sport-oriented youth. Our domestic sales force consists of approximately 27 independent, non-exclusive field sales representatives, 14 independent, exclusive field sales representatives, seven internal regional sales managers and twelve internal sales and customer service representatives.

We require our retailers and distributors to maintain specific standards in representing our brands at the point of sale, including minimum inventory levels, point-of-purchase branding, authorized dealer identification and an agreement that ensures store inventory is consistent with our current product collection. Our retailers also must agree not to resell or divert products through unauthorized channels of distribution. To preserve and enhance our brands, retailers not adhering to strict guidelines are coached to ensure compliance to such guidelines. Retailers that are not able to comply with such guidelines are eliminated from our authorized dealer network.

We understand that our retail partners represent the link between our brands and the consumer; therefore, we have focused on building relationships with buyers, merchandisers and retail sales staff. Our retail marketing and sales support teams ensure that our sales representatives and retailers have the tools, knowledge and support to sell our products. We provide dealer catalogs, clinic tools, displays, point-of-purchase materials, dealer mailings, sales representative training and an in-house sales support staff to ensure that we focus on all aspects of selling our products and building relationships with our retailers. We also utilize a unique regional fleet of mobile sales support vehicles operated by key sales representatives. These vehicles effectively promote our brands at regional action sports events and provide a variety of retailer support services, including inventory replenishment, warranty replacement, billing, merchandising and onsite training.

International Sales and Distribution

Our products are currently sold in over 35 countries outside of the United States, which accounted for 32% of our total net sales for the fiscal year ended 2002, 24% of our total net sales for the fiscal year ended December 31, 2003 and 26% of our total net sales for the fiscal year ended December 31, 2004. Substantially all of our sales, marketing, and distribution activities outside of the United States, Canada, and Latin America are serviced directly by our wholly owned European subsidiary, Spy Optic, S.r.l., located in Varese, Italy. Substantially all of our international sales are generated by our international distributors. Our international distributors utilize an independent sales force consisting of over 150 non-exclusive sales representatives in Europe and the Asia/Pacific region. This local representation allows us to ensure that each region is provided with the marketing, sales support and product mix that is complementary to the needs of retailers within their respective territories.

In addition to our traditional distribution model, we are developing two models of international distribution which do not rely exclusively upon our international distributors and their sales representatives. The first method consists of collaborating with international distributors or sales agencies to eliminate duplicate supply-chain infrastructure, which we refer to as our Hybrid Distribution program. We provide marketing oversight, as well as internal operational functions such as shipping products from our U.S. or Italian distribution centers directly to the retailer, while our regional distributors provide sales, customer service and collections functions. This distribution model eliminates our fixed cost risks associated with maintaining a direct international sales team. Partnerships with regional distributors or sales agencies also provide us with feedback that we can utilize to conduct regional sales and marketing initiatives specific to a particular sales territory. As of December 31, 2004, we had three  regional distributors or sales agencies that were utilizing our Hybrid Distribution program. Pan-European implementation of this program is projected to be completed by the end of 2006.

Our second method of international distribution consists of targeting sales territories where product demand is expected to support establishing direct operations in such territory, which we refer to as our Dealer Direct program. This program utilizes regional independent or employee sales representatives that provide all on-site retail services, while we provide all marketing, accounting and fulfillment operations. Fulfillment services can be provided by our U.S. or Italian distribution centers, depending on the location of the Dealer Direct territory. We successfully tested the Dealer Direct program in Canada through over 600 retail accounts in 2003, and we intend to expand use of this distribution model into other territories where sales volume and logistics costs permit. In January, 2005, we announced that we are converting our distribution model in Italy and France from our Hybrid Distribution to our Dealer Direct model.  We believe that there is sufficient demand for our products in Italy and France such that using the Dealer Direct model in those countries will allow us to better service and greatly expand our customer networks in those countries.

Promotion and Advertising

All marketing and branding is managed by our in-house staff, which enables us to deliver a targeted, consistent and recognized advertising message. Our commitment to marketing at the grassroots level in the action sports market and the youth lifestyle market within fashion, music and entertainment is the foundation of the promotion and advertising of our brands and products. We focus our marketing efforts on Generation Y, which is one of the most influential and growing demographics in contemporary culture. We seek to increase our brands’ support and influence within the action sports and youth lifestyle markets through our athlete sponsorship program, a variety of consumer print advertising campaigns and grassroots marketing initiatives, such as sponsorship of action sports events and promotional vehicle tours.

We employ managers for the surf, skate, snowboard, motocross, downhill mountain bike, BMX, ski and wakeboard sectors of the action sports market, each of whom possesses expertise within his or her specific sport. Many of our managers were professional athletes and remain immersed within their specific sports. Our managers are responsible for selecting sponsored athletes, grassroots marketing and event initiatives, maintaining industry relationships and directing print advertising within their segment. We are extremely selective with athlete sponsorship and only sign athletes who we believe are able to influence youth culture on a regional or global level. Some of our athletes include: surfers Keith and Chris Malloy; snowboarders Marc Frank Montoya and Todd Richards; skateboarders Rob Dyrdek and Danny Way; motocross rider Jeremy McGrath; BMX athlete Jamie Bestwick; wakeboarder Parks Bonifay; freestyle skier David Crichton; and downhill mountain biker Sam Hill. In addition, we have entered into an agreement with Dale Earnhardt, Jr., pursuant to which we obtained the right to design and sell a Dale Earnhardt, Jr. branded signature series of our sunglass products. We launched this new brand in late February 2005 with a full roll out planned in spring of 2005.

We sponsor  regional and national action sports events and employ a vehicle-marketing program to drive the growth of our brands at trade shows and action sports, music and lifestyle events. Our vehicle marketing program primarily consists of promotional tour buses and eight regional sales vehicles, which we utilize to create a dynamic and unique event experience. We also have given away a Spy-branded wakeboarding boat in each of the previous two years in conjunction with Air Nautique and Alliance Wakeboarding Magazine.

Our advertising campaign fuses athletes, lifestyle, innovative product photography and our unique style. We utilize the exposure generated by our athletes as an editorial endorsement of product performance and style. Major trade magazines, including Transworld Snowboarding Business and Snow Industries of America Daily News, publish special product reports, including reports featuring our products, in conjunction with international and domestic action sport, optical or fashion trade shows. We take advantage of this by strategically timing product releases to coincide with these trade shows and eyewear dealers’ purchasing schedules. We also attend most of the major action sport, optical and fashion trade shows in North America, Europe and the Asia/Pacific region to promote our brands and products.

Product Design and Development

Our products are designed for individuals who embrace the action sports and youth lifestyle markets. We believe our most valuable input comes from our managers, employees, sponsored athletes and  sales representatives who are actively involved in action sports. This connection with the action sports and youth lifestyle markets continue to be the driving force for the design and performance features of our products and is key to our reputation for innovative and authentic product designs.

In order to respond effectively to changing consumer preferences, we attempt to stay abreast of emerging lifestyle and fashion trends in the action sports and youth lifestyle markets. Our design teams constantly monitor regional and global fashion in order to identify trends that may be incorporated into future product designs.

Every eyewear design starts with a hand-drawn sketch, which is then converted into a computer-rendered technical drawing. The computer-rendered technical drawing is then fabricated into a hand-finished prototype. This prototype is extensively analyzed and measured through laboratory and field-testing to ensure that it reflects the design integrity of the original sketch and that the fit meets our exacting standards. In addition, we often incorporate key changes and improvements for our eyewear through input from our managers, employees, sponsored athletes and  sales representatives. Once the prototype is thoroughly tested and optimized, the design is translated into a hand-polished, steel injection-mold.

We differentiate our products from those of our competitors by incorporating innovative designs, advanced optical technology, and premium components and materials. In certain instances, we believe that such innovations have allowed us to grow consumer acceptance of our products with only nominal increases in manufacturing costs. We believe that the substantial experience of our design team will greatly enhance our ability to maintain our position as having leading brands in the action sports and youth lifestyle markets and to expand the scope of our product lines.

We have entered into an agreement with our primary product designer, Jerome Mage, through his business Mage Design LLC, for the design and development of our eyewear, apparel and accessory product lines. Mr. Mage has agreed to provide his services to us as an independent consultant through December 31, 2008, and to be bound by confidentiality obligations. Mr. Mage has also agreed not to provide design services to any entity that is engaged principally in the business of designing, manufacturing or selling sunglasses, goggles or other optical products during the term of the agreement. Mr. Mage is developing products for the Spy Optic and E Eyewear brands.  Under the agreement, Mr. Mage assigns all ideas, inventions and other intellectual property rights created or developed on our behalf during the term of the agreement to us. The agreement may be terminated by either party if the other party defaults or breaches a material provision of the agreement.

Product Technologies

Scoop Airflow Technology

Our patented airflow system is referred to as Scoop airflow technology. The Scoop ventilation system forces air through strategically placed vents on goggle and sunglass frames, which reduces pressure and eliminates fogging. Our Scoop technology is protected by five U.S. patents. Currently, we license our Scoop technology to one sunglass company on a non-exclusive basis. We do not receive any material amount of revenue from this license at present.

Sunglass Lens Technology

Our Accurate Radius Curvature, or ARC, prismatic lenses are utilized in most of our sunglass frames to provide optically correct, distortion-free vision and a total absence of prismatic aberration and astigmatism. Our ARC lens becomes thinner as it moves away from the optical center of the lens, thereby complementing the natural curvature of the human eye to provide clarity at all angles of vision, eliminate distortion and selectively filter out light waves that cause eye fatigue and discomfort. The lens properties, combined with high-quality, vacuum-applied surface coatings, manipulate the light spectrum to ensure maximum visual performance with no distortion. We also offer a number of surface coatings to achieve different lens colors by absorbing and reflecting different wavelengths in the light spectrum. In addition, we integrate filtering agents into our lens manufacturing process to provide eye protection in every type of environment. All of our lenses provide complete UV protection, including UVA, UVB, and UVC energy wavelengths, and provide powerful protection against the harmful effects of all types of solar radiation.

Some of our products incorporate high-quality injected polarized lenses. Our Trident polarized lenses diffuse glare through the use of a highly advanced polarizing filter placed between two injected lens layers, allowing incredible clarity even in the harshest conditions and effectively eliminating almost all blinding glare.

Snow Goggle Technology

•                  ARC Spherical Goggle Lenses.    Our ARC spherical goggle lenses employ the same technology as our sunglass lenses. Our goggle lenses consist of an integrated dual lens system that enables the inner lens to conform to body temperature and the outer lens to conform to environmental temperature to eliminate fogging of the lenses. The outer lens is a high-density, scratch-resistant injected ARC  polycarbonate lens. The thermal spacer between the two lenses consists of an engineered acrylic-based bonding agent and closed-cell foam gasket. The inner lens is made of spherically thermoformed, anti-fog impregnated propionate.

•                  Isotron Foam.    The interior lining of our snow goggles where they make contact with an individual’s face, which we refer to as Isotron foam, is engineered from high-quality, ergonomic thermoformed foam to provide each user with a comfortable, custom fit and a superior seal around his or her face. Our Isotron foam on the Orbit model works in conjunction with our Dri-Force fleece to wick moisture away from an individual’s face.

Motocross Goggle Technology

•                  Engineered Visual Optics.    We use polycarbonate  hard-coated, scratch-resistant extruded lens material on all of our motocross goggles. All lenses are cut precisely for an exact fit between the lens and the frames. We also impregnate a high-quality anti-fog coating into the internal surface of the lenses on our motocross goggles which cannot be wiped off. The hard coating on the external surface of our lenses prevents scratching.

•                  Tear-Offs.    We utilize engineered thin, antistatic, low-haze tear-off lens sheets to be used with our motocross goggles to enable riders to retain a clear field of vision. This ultra-thin material enables a rider to stack these lens sheets onto the goggle lens and tear them off while riding in order to maintain a clear field of vision without having to wipe off the goggle lens.

•                  Isotron Foam.    Our motocross goggles, like our snowboard goggles, utilize our Isotron foam to create a comfortable, ergonomic fit and superior seal around an individual’s face. Our Alloy SAS model utilizes our Dri-Force fleece, which is bonded to single density Isotron foam, and is designed to be used with our two-stage Sweat Absorption System. All of our motocross goggles also utilize high-density filter foam to prevent dust and dirt from entering the rider’s field of vision and to enhance air circulation to minimize fogging of the lens.

•                  Sweat Absorption System.    We have developed a two-stage moisture-wicking system that absorbs significantly more perspiration than our standard fleece-lined Isotron foam, which we refer to as Sweat Absorption System, or SAS. Our SAS consists of a removable pad which can be replaced at any time to prevent perspiration from entering a user’s eyes. We have submitted a patent application for our SAS.

Manufacturing

We have created strategic alliances with manufacturers of eyewear products that provide state-of-the-art manufacturing, innovative hand-finished detailing and finishes and strict quality control standards. These relationships enable us to react to market trends much faster than competitors because we are not required to transition internal manufacturing resources.

We manufacture a substantial majority of our products through two manufacturers, LEM S.r.l., or LEM, and Intersol S.r.l. or Intersol, both of which are located near our European facility in Italy. Our manufacturing partners are independently owned and operated; however, our agreement with our principal manufacturing partner, LEM, provides that LEM cannot manufacture sunglasses or goggles for Arnette, Dragon, Electric, Oakley, Quiksilver and Von Zipper. LEM also is bound by exclusivity and confidentiality obligations with respect to our proprietary information and processes. During the term of our agreement with LEM, which presently terminates on October 31, 2006, we are required to purchase some of our sunglass and goggle products exclusively from LEM, and we are required to purchase minimum quantities of such products on a monthly and annual basis. We also have acquired an option to purchase LEM, which we can exercise at any time up to December 31, 2005. We presently rely upon LEM for the manufacture of a substantial majority of our sunglass products, and we expect that we will rely on LEM for the manufacture of an increasing portion of such products.

Our sunglass manufacturing process begins with fabrication of the eyewear frames. The final mold for each model of our eyewear products is injected with intensely heated materials, such as grilamid or propionate. The components of each frame are then placed in a wood chip or ceramic chip tumbling machine for up to 48 hours to ensure that every frame piece is completely smooth without any imperfections. Each frame is then inspected and hand polished. After the tumbling process, the frames are washed in high-speed ultra-sonic vibration machines to ensure that each piece is completely clean and dust-free prior to the extensive painting process.

Our highly specialized painting process includes up to five layers of paint; substantially all of which are applied by hand. Each of these layers includes an elaborate, multi-day painting, drying and curing process. We also hand set all of our polished metal logos and accents. Our lenses are cut and inserted into frames with exacting standards. The machinery used to cut each lens ensures that our products will perform to the highest optical standards.

Once the assembly process is completed, we test all of our products for optical clarity based on U.S., European and Australian standards. The American National Standards Institute and the American Society for Testing and Materials have established specific testing criteria for eyewear. These tests analyze product safety and provide quantitative measure of optical quality, UV protection, light transmission and impact resistance. In addition, we perform a broad range of eyewear durability testing and mechanical integrity testing that includes extremes of UV, heat, condensation and humidity. Our testing process also utilizes a laser-based lens testing technique to ensure that  our lenses meet a variety of optical distortion standards. After lens testing, each product is inspected for paint quality, fit, finish and overall appearance.

Our goggle manufacturing process begins with the fabrication of the goggle frame. The final mold for each goggle model is injected with intensely heated PVC or polyurethane. The frame components are then carefully washed using proprietary cleaning processes that ensure secure paint adherence. After cleaning, each frame is subjected to our extensive painting process, which can include up to four layers of paint and often includes a proprietary method of printing custom paint designs. Many of our products are assembled using a sonic welding process to ensure a secure bond between materials, and all of our metal logos and details are hand painted and set into the frame. All of our goggles utilize what we believe to be the highest quality materials and components from the most reputable suppliers in the industry. Our lenses are carefully assembled using specialized machinery to ensure strict anti-fogging lens performance.

Once the assembly process is completed, we test our goggles to ensure they meet and exceed all international directives for goggle safety and performance. These directives analyze product safety by testing for impact resistance, anti-fog protection, light transmission, UV protection and quality of frame materials. In addition to independent laboratory testing, we perform extensive proprietary testing at each of our manufacturers, including analyzing our goggles for product strength, wear and accelerated weather testing. Prior to shipment, each goggle is inspected for paint quality, fit, finish and overall appearance.

Each of our apparel and accessory manufacturers is carefully selected based upon quality standards, manufacturing methods and ability to produce custom designed products. All apparel and accessories are manufactured to exacting standards and specifications using high-quality materials. Treatments and fits are carefully inspected upon receipt, and products that do not fall within our specification sheets are rejected. To ensure quality, we require our manufacturers to source specific fabrics, buckles, labels, micro-injected logos and other materials.

Customers

Our products are currently sold in the United States and in more than 35 countries in the rest of the world. Our customer base reflects our heritage and influence across the action sports and youth lifestyle markets and a distribution strategy which focuses on action sport and youth lifestyle retailers.

For the fiscal year ended December 31, 2002, we derived 68% of our net sales in the United States and 32% of our net sales in the rest of the world. For the fiscal year ended December 31, 2003, we derived 76% of our net sales in the United States and 24% of our net sales in the rest of the world. For the fiscal year ended December 31, 2004, we derived 74% of our net sales in the United States and 26% of our net sales in the rest of the world. For purposes of these calculations, we attribute sales using customer locations as opposed to shipping point.

Our net sales are spread over a large customer base. For fiscal years ended December 31, 2002, 2003 and 2004, 26%, 20% and 20% of our net sales were from our ten largest customers, respectively. One customer individually accounted for 10% of our net sales in the fiscal year ended December 31, 2002.  No single customer accounted for more than 7% of our net sales during each of the fiscal years ended December 31, 2003 and 2004.

Government Regulation

Our products are subject to governmental health safety regulations in most countries where they are sold, including the United States and the European Union, as well as import duties and tariffs on products being imported into countries outside of the United States. In addition, we are subject to various state and federal regulations generally applicable to similar businesses. We regularly inspect our production techniques and standards to ensure compliance with applicable requirements.

Intellectual Property

We use a combination of patent, trademark, copyright, trade secret and trade dress laws, including confidentiality agreements, to aggressively protect our intellectual property, including product designs, product research and development and recognized trademarks. We have five U.S. patents for our Scoop airflow technology, which expire between August 2012 and November 2015. We have 19 U.S. design patents with respect to our products as follows: 15 regarding certain of our sunglasses, one regarding certain of our goggles, two regarding certain of our sunglass cases and one regarding our eyewear retail display cases. Our design patents expire from February 2010 to August 2012. We also have submitted a patent application for our sweat absorption system utilized in our motocross goggles. We will continue to file patents on our inventions that are significant to our business and pursue trademarks where applicable.

Orange 21, Spy, Scoop, Dri-Force, ARC, Trident, SAS and Isotron are trademarks of Orange 21 Inc.  We have applied for a trademark on the name E Eyewear.  As of December 31, 2004, we have been unable to register Spy as a trademark for our products in every market in which we do business. In addition, we have no trademark registrations for Spy with respect to the accessory products currently being sold under our Spy brand.

We also actively combat counterfeiting through monitoring of the global marketplace. We utilize our employees, sales representatives, distributors and retailers to police against infringing products by encouraging them to notify us of any suspect products, confiscating counterfeit products and assisting law enforcement agencies. Our sales representatives are also educated on our patents and trade dress and assist in preventing potentially infringing products from obtaining retail shelf space.

Competition

We compete with mostly smaller sunglass and goggle brands in various niches of the action sports market and a limited number of larger competitors, such as Arnette, Oakley and Smith Optics. We also compete with broader youth lifestyle brands that offer eyewear products, such as Hurley International and Quiksilver. In both markets, we compete primarily on the basis of design, performance, price, value, quality, brand name, marketing and distribution.

We also compete in the broader fashion sunglass sector of the eyewear market, which is fragmented and highly competitive. The major competitive factors include fashion trends, brand recognition, distribution channels and the number and range of products offered. We compete with a number of brands in this sector of the market, including Armani, Christian Dior, Dolce & Gabbana, Gucci, Prada and Versace.

We believe that our principal competitive advantages are quality, design, performance, brand name, and value. We believe that many of our competitors enjoy significantly greater financial resources than we have, which enables them to promote their products more heavily than we can. Also, many of our competitors have greater brand recognition, a longer operating history and more comprehensive product lines than us.

Backlog

Historically, purchases of sunglass and motocross eyewear products have not involved significant pre-booking activity.  Purchases of our snow goggle products are generally pre-booked and shipped primarily from August to October. At December 31, 2002, 2003 and 2004 we had a backlog, including backorders (merchandise remaining unshipped beyond its scheduled shipping date), of approximately $1.6 million, $700,000 and $1 million.

Seasonality

Our net sales fluctuate from quarter to quarter as a result of changes in demand for our products. Historically, we have experienced greater net sales in the second half of the fiscal year as a result of the seasonality of our customers and the markets in which we sell our products. We generally sell more of our sunglass products in the first half of the fiscal year and a majority of our goggle products in the last half of the fiscal year. We anticipate that this seasonal impact on our net sales is likely to continue. As a result, our net sales and operating results have fluctuated significantly from period-to-period in the past and are likely to do so in the future.

Employees

As of December 31, 2004, we employed 94 full-time employees, including 85 full-time employees in the United States and nine full-time employees in the rest of the world. This aggregate number of employees consists of 44 in sales and marketing, 17 in general and administration, three in design and development and 30 in manufacturing support and fulfillment operations. We have never had a work stoppage. We consider our employee relations to be good.

Item 2. Properties

Our corporate headquarters totals 30,556 square feet and is located in Carlsbad, California under a lease that expires in May 2005. Our monthly rent for this facility is $19,830 per month through the expiration of the lease in May 2005. We have an agreement with our landlord to extend our lease through December 31, 2005 that includes an option to extend the lease term for one year through December 31, 2006.  Estimated monthly rent beginning June 1, 2005 will be approximately $23,000.  We also lease an approximately 8,880 square foot office and warehouse facility in Varese, Italy, which we use primarily for international sales and distribution. We pay monthly rent of approximately

$4,400 for the lease on this facility, which expires in September 2009; however, we have an option to terminate this lease upon six months’ notice.  In addition, we utilize some third party warehousing in both the US and Italy.

We believe our facilities are adequate for our current needs and that suitable additional or substitute space will be available to accommodate foreseeable expansion of our operations or to move our operations in the event one or more of our leases can no longer be renewed on commercially reasonable terms.

Item 3. Legal Proceedings

On March 7, 2005, Oakley, Inc. filed a complaint against us in the United States District Court, Central District of California (case SACV 05-219 AHS).  In its complaint, Oakley alleges that the sale of certain of our product styles constitutes patent infringement, trademark infringement, trade dress configuration infringement, false designation of origin, false description or representation of goods and/or unfair competition.  In its complaint, Oakley seeks the following:  a determination that its asserted intellectual property rights are enforceable and that we have infringed such rights; an injunction, during the course of the lawsuit and thereafter, restraining us from certain activities alleged to infringe its rights; an assessment of damages against us for the alleged infringement (including treble damages for alleged intentional infringement); our destruction of allegedly infringing products and materials; and recovery from us of its attorneys fees and costs.  The lawsuit has only recently commenced (for instance, we have not yet filed an answer to the complaint) and we presently have no estimate of any potential loss or range of loss with respect to the lawsuit or any estimate as to the potential costs of defending against the lawsuit.  However, we have reviewed the claims made by Oakley, we believe them to be without merit and we intend to vigorously defend ourselves against the lawsuit.

We, our directors and certain of our officers have recently been named as defendants in a stockholder class action lawsuit filed in the United States District Court for the Southern District of California. The complaint purports to seek unspecified damages on behalf of an alleged class of persons who purchased our common stock pursuant to our registration statement we filed in connection with our public offering of stock on December 14, 2005.  The complaint alleges that we and our officers and directors violated federal securities laws by failing to disclose material information about the status of our European operations and whether certain of our products infringe on the intellectual property rights of Oakley, Inc. in that registration statement.  We have not yet formally responded to this action and no discovery has been conducted. However, based on the facts presently known, our management believes we have meritorious defenses to this action and intends to vigorously defend against the action.  Based on our insurance coverages, our costs related to this action could range from $0 to $250,000.

From time to time, we are involved in other legal proceedings incidental to our business, but at this time we are not party to any such litigation that is material to our business.

Item 4. Submission of Matters to a Vote of Security Holders

In connection with our recently completed IPO, the shareholders of Spy Optic, Inc. (our predecessor corporation) or the “California Corporation,” approved the reincorporation of our company from California to Delaware, which was effected by merging the California Corporation with and into Orange 21 Inc., or the “Delaware Corporation.”  In connection with our reincorporation, our stockholders approved a form of Indemnification Agreement for our officers and directors.  Subsequent to the reincorporation and merger, our stockholders approved an amendment and restatement of our certificate of incorporation and our bylaws and the adoption of our 2004 Stock Plan. Following completion of the reincorporation, we incorporated Spy Optic, Inc. in California as a wholly owned subsidiary.

All of these approvals were effected by written consents of our stockholders, prior to the IPO, in December 2004.  The number of shares cast in favor of the reincorporation was 3,759,879.  There were no shares cast against, or abstaining from, the vote with respect to the reincorporation.  The number of shares cast in favor of the approval of the Indemnification Agreement was 3,754,092 which represented 74.9% of the shares held by disinterested stockholders with respect to the Indemnification Agreement. The number of votes cast in favor of the amendment of our certificate of incorporation and bylaws was 3,644,198.  There were no votes cast against, or abstaining from, the vote with respect to the amendment of our certificate of incorporation and bylaws.  The number of votes in favor of the adoption of our 2004 Stock Plan was 3,644,198.  There were no votes cast against, or abstaining from, the vote with respect to the approval of our 2004 Stock Plan.

Executive Officers

The executive officers of the Company are as follows:

Barry Buchholtz, age 34, joined us in September 1997 as our Chief Operations Officer and served as our President from January 2000 until July 2004. In July 2004, Mr. Buchholtz was promoted to Chief Executive Officer and was elected to our board of directors. From February 1996 to September 1997, Mr. Buchholtz was a partner in Global Management Group, a computer industry consulting firm to companies such as Dow Jones, Telerate and Andrea Electronics. From June 1993 to January 1996, Mr. Buchholtz was Vice President, Operations for Vision Technologies, LLC, a manufacturer of personal computers and peripherals. From June 1988 to May 1993, Mr. Buchholtz was Chief Operating Officer for Syntax Computer Corp., a manufacturer of personal computers and peripherals. From 1987 to 1988, Mr. Buchholtz was Vice President, Operations for Kaypro Corporation, a manufacturer of personal computers and peripherals.

Michael Brower, age 47, joined us in September 2003 as our Chief Financial Officer. From July 2001 to July 2003, Mr. Brower was Chief Operating Officer and Chief Financial Officer of Think Outside, a developer and distributor of mobile computing accessory products. From April 2000 to June 2001, Mr. Brower was Chief Financial Officer of Keylime Software, Inc., a web analytics company. From 1993 through 1999, Mr. Brower held various positions with Odyssey Golf, a manufacturer of golf equipment, including Chief Financial Officer, Vice President and General Manager and Executive Vice President. Mr. Brower began his professional career as a staff accountant with KPMG LLP.

John Gothard, age 45, joined us in March 2001 as our Vice President, North American Sales. From July 1997 to February 2001, Mr. Gothard was Director of Sales for Arnette, an action sports company. From February 1995 to June 1997, Mr. Gothard was National Sales Manager of SMP Clothing, an action sports company. From October 1990 to January 1995, Mr. Gothard was Managing Director of the wetsuit product line for Quiksilver, Inc., an action sports company. From February 1982 to September 1990, Mr. Gothard was a sales representative for O’Neill, Inc., an action sports company.

Grant Guenther, age 31, joined us in October 2002 as our Vice President, Marketing. From December 1999 to September 2002, Mr. Guenther was Director of Marketing at Scott USA, a winter sports, motor sports and cycling brand. From August 1996 to May 1999, Mr. Guenther held various marketing and sales support positions at Nike, Inc.

Karl Hingel, age 35, joined us in February 2004 as our Vice President, International. From May 1994 to August 2003, Mr. Hingel held various positions at Oakley, Inc., an action sports company, most recently serving as Director of Global Development.

Richard Marshall, age 46, joined us in March 2005 as our Vice President of Operations. From 2003 until February 2005, Mr. Marshall served as Senior Director of Operations for Advanced Marketing Services, Inc..  From 1993 until 2002 Mr. Marshall served as Director of Operations for Newell Window Fashions UK, a division of Newell Rubbermaid.  From 1992 until 1993, Mr. Marshall served as Distribution Manager at Sigma-Aldrich Corporation.  From 1990 until 1991, Mr. Marshall served as Marketing Equipment Manager at The Pepsi-Cola Company.  From 1988 until 1990, Mr. Marshall served as Distribution Team Leader at Johnson and Johnson.

Gary Kopren, age 40, joined us in June 1998 as our Director of Operations and was promoted to Vice President, Operations in February 2000.  From July 1983 to May 1998, Mr. Kopren was Director of Operations of PW Industries, Inc., an apparel manufacturer.  In March, 2005, Mr. Kopren was reassigned to serve as our Director of Manufacturing.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock, par value $0.0001 (“Common Stock”), began trading on the Nasdaq National Market (“Nasdaq”) on December 14, 2004 in connection with our initial public offering (trading symbol “ORNG”).  As of March 29, 2005, the closing sales price for the Common Stock was $6.40.  The following table sets forth, for the periods indicated, the range of high and low sales prices for our Common Stock on the Nasdaq National Market:

	High	Low
Fourth Quarter, 2004 (December 14, 2004 to December 31, 2004)	10.95	9.65
First Quarter, 2005 (January 1, 2005 to March 29, 2005)	11.50	5.84

Stockholders of record on February 24, 2005 numbered approximately 128.  Many of the shares of our Common Stock are held by brokers and other institutions on behalf of stockholders; therefore, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.  We have never declared or paid any cash dividend on our Common Stock, nor do we currently intend to pay any cash dividend on our Common Stock in the foreseeable future.  We expect to retain our earnings, if any, for the growth and development of our business.  In addition, the terms of our credit facility limit our ability to pay cash dividends on our Common Stock.  A description of our credit facility can be found in this Annual Report under Item 7 under the caption “Liquidity and Capital Resources” and Item 8 - Financial Statements.

Securities Authorized for Issuance Under Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report.

Recent Sales of Unregistered Securities

In May and June 2004, we sold 358,438 shares of our Common Stock to 26 accredited or sophisticated investors at a price of $4.80 per share for aggregate consideration of $1,720,500.  In February through April 2004, we issued 13,541 shares of our Common Stock upon the conversion of $65,000 in outstanding convertible promissory notes held by two accredited stockholders.  The issuances of these shares of Common Stock were considered to be exempt from registration under the federal Securities Act of 1933 in reliance on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.  The recipients of shares of Common Stock represented their intention to acquire the shares for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to the certificates representing the shares issued in these transactions.  All recipients had adequate access to information about us through their relationships with us.

In August and September 2004, options with respect to 184,375 shares of our Common Stock, held by seven individuals, were exercised at prices between $1.60 and $3.20 per share, resulting in the issuance and sale by us of 184,375 shares of our Common Stock.  The issuances of the options and Common Stock were considered to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act as transactions under compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof. All recipients had adequate access to information about us through their relationship with us.

In October 2004, 20,833 shares of our Common Stock were distributed to an accredited or sophisticated individual as result of the conversion of a $100,000 note payable that was maturing.  The issuance of these shares of Common Stock was considered to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.  The recipient of shares of Common

Stock represented an intention to acquire the shares for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to the certificates representing such shares.  The recipient had adequate access to information about the Registrant through its relationship with the Registrant.

Use of Proceeds from Registered Securities

We registered 4,000,000 shares of our Common Stock in connection with our initial public offering (“IPO”) under the Securities Act of 1933 (3,000,000 shares for us and 1,000,000 shares for our selling stockholder) (including the exercise by the underwriters, in January 2005, of their option to purchase 520,000 shares to cover over-allotments).  The Securities and Exchange Commission (“SEC”) declared our Registration Statement on Form S-1 (File No. 333-119024), as amended, effective on December 13, 2004.  The net offering proceeds to us after offering costs of approximately $1.7 million and expenses of $1.1 million were $18.9 million.  This excludes the exercise by our underwriters of their over-allotment purchase option in January 2005.  A portion of the proceeds have been used to pay an investor note of $200,000 and to pay down bank lines of credit of approximately $8.5 million.  Aside from use of a portion of the remaining proceeds to meet operating expenses, the balance of the proceeds remain available for use by us.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report. The selected consolidated statements of income data as of December 31, 2004, 2003 and 2002 and selected consolidated balance sheet data as of December 31, 2004 and 2003 are derived from audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statement of income data as of December 31, 2001 and selected consolidated balance sheet data as of December 31, 2002 and 2001 were derived from audited consolidated financial statements not included in this Annual Report. The selected consolidated statement of income data as of December 31, 2000 and selected consolidated balance sheet data as of December 31, 2000 were derived from unaudited consolidated financial statements not included in this Annual Report.  Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(unaudited)	(in thousands, except share and per share data)
Consolidated Statements of Income Data:
Net sales	$14,137	$17,157	$22,294	$27,404	$33,563
Cost of sales	6,691	8,700	10,848	13,186	15,530
Gross Profit	7,446	8,457	11,446	14,218	18,033
Operating expenses:
Sales and marketing	3,732	4,598	6,047	8,075	10,392
General and administrative	1,861	2,366	3,000	3,775	4,563
Shipping and warehousing	386	353	532	771	990
Research and development	101	131	252	264	512
Total operating expenses	6,080	7,448	9,831	12,885	16,457
Income from operations	1,366	1,009	1,615	1,333	1,576
Other income (expense):
Interest expense	(391)	(331)	(393)	(484)	(398)
Foreign currency transaction gain	—	8	326	290	528
Other income (expense)	(112)	185	30	50	35
Total other income (expense)	(503)	(138)	(37)	(144)	165
Income before income taxes	863	871	1,578	1,189	1,741
Income tax provision (benefit)	(1,565)	142	667	689	934
Net income	$2,428	$729	$911	$500	$807
Net income per common share
Basic	$0.69	$0.19	$0.21	$0.11	$0.17
Diluted	$0.67	$0.18	$0.19	$0.11	$0.16
Shares used in computing net income per common share
Basic	3,522,687	3,848,287	4,306,742	4,426,056	4,643,320
Diluted	3,624,250	3,949,850	4,785,044	4,617,609	4,973,252

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(unaudited)	(in thousands )

Consolidated Balance Sheet Data:
Cash and cash equivalents	$103	$668	$574	$581	$11,477
Working capital	2,380	3,961	4,958	5,049	28,400
Total assets	10,768	13,028	17,573	21,041	37,524
Long-term debt, less current portion	20	42	86	341	198
Total stockholders’ equity	4,987	6,981	8,731	9,507	31,900

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design, develop and market premium products for the action sports and youth lifestyle markets. Our principal products, sunglasses and goggles, are marketed under our brand, Spy Optic. These products target the action sports market, including surfing, skateboarding and snowboarding, and the youth lifestyle market within fashion, music and entertainment. We have built our Spy brand by developing innovative, proprietary products that utilize high-quality materials, handcrafted manufacturing processes and engineered optical lens technology to convey performance, style, quality and value. We sell our products in approximately 4,600 retail locations in the United States and internationally through approximately 2,500 retail locations serviced by us and our international distributors. We have developed strong relationships with key multi-store action sport and youth lifestyle retailers in the United States, such as Cycle Gear, Inc., No Fear, Inc., Pacific Sunwear of California, Inc., Sun Shade Optique, Tilly’s Clothing, Shoes & Accessories and Zumiez, Inc., and a strategically selective collection of specialized surf, skate, snow, BMX, mountain bike and motocross stores.

We focus our marketing and sales efforts on the action sports and youth lifestyle markets, and specifically, individuals born between approximately 1977 and 1994, or Generation Y. We separate our eyewear products into two groups: sunglasses, which include fashion, performance sport and women-specific sunglasses, and goggles, which include snow and motocross goggles. In addition, we sell branded apparel and accessories. In managing our business, our management is particularly focused on ensuring that our product designs are keyed to current trends in the fashion industry, incorporate the most advanced technologies to enhance performance and provide value to our target market.

We began as a grassroots brand in Southern California and entered the action sports and youth lifestyle markets with innovative and performance-driven products and an authentic connection to the action sports and youth lifestyle markets. We have a wholly owned subsidiary incorporated in Italy, Spy Optic, S.r.l., and a wholly owned subsidiary incorporated in California, Spy Optic, Inc., which we consolidate in our financial statements. We rely exclusively on an independent third-party consultant for the design of our products. In addition, we maintain a semi-exclusive relationship with our primary manufacturer. We were incorporated as Sports Colors, Inc. in California in August 1992. From August 1992 to April 1994, we had no operations. In April 1994, we changed our name to Spy Optic, Inc. In November 2004, we reincorporated in Delaware and changed our name to Orange 21 Inc.

Net Sales

Our net sales are derived primarily from the sale of sunglasses, snow and motocross goggles, and apparel and accessories.

Cost of Sales and Gross Profit

Our cost of sales consists primarily of finished product, retail packaging and shipping costs. Other costs include costs associated with the purchasing function of our products, quality control and realized gains and losses on currency contracts, primarily in Euros, used to hedge our purchase risk on inventories. Our gross profit consists of net sales less cost of sales.

Sales and Marketing Expense

Our sales and marketing expense consists primarily of wages and related payroll and employee benefit costs, point-of-purchase expenses (depreciation) and store display and promotional items, athlete contracts and royalty expenses, advertising costs and trade show expenses. Advertising costs are expensed as incurred.

General and Administrative Expense

Our general and administrative expense consists primarily of wages and related payroll and employee benefit costs, facility costs, business insurance, bad debt expense, utilities, legal and accounting professional fees, other facility-related costs including depreciation, and other general corporate expenses.

Shipping and Warehousing Expense

Shipping and warehousing expense consists primarily of wages and related payroll and employee benefit costs, packaging supplies, third-party warehousing costs, facility costs and utilities.

Research and Development Expense

Research and development expense consists primarily of wages and related payroll and employee benefit costs, consulting fees to Mage Design, travel expenses and prototype and sample expenses.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to inventories, sales returns, income taxes, accounts receivable allowances and warranty. We base our estimates on historical experience, performance metrics and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ from these estimates under different assumptions or conditions.

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

Revenue Recognition

Our net sales are derived principally from the sale of sunglass and goggle products. Net sales are recognized at the time of shipment, when title and the risks and rewards of ownership of the goods have been assumed by the customer, or upon receipt by the customer, depending on the terms of the purchase order. Net sales consist of the sales price for the items sold, plus shipping costs upon shipment of customer orders, net of estimated refunds.

Reserve for Refunds and Returns

We reserve for estimated future refunds and returns at the time of shipment based upon historical data. We adjust reserves as we consider necessary. We make judgments as to our ability to collect outstanding receivables and provide allowances for anticipated bad debts and refunds. Provisions are made based upon a review of all significant outstanding invoices and overall quality and age of those invoices not specifically reviewed. In determining the provision for invoices not specifically reviewed, we analyze collection experience, customer credit-worthiness and current economic trends. If the data used to calculate these allowances does not reflect our future ability to collect outstanding receivables, an adjustment in the reserve for refunds may be required.

Inventories

Inventories consist primarily of finished products, including sunglasses, goggles, apparel and accessories, product components such as replacement lens, purchasing and quality control costs, and packaging and shipping materials. Inventory items are carried on the books at the lower of cost or market using the first in first out method of inventory. Periodic physical counts of inventory items are conducted to help verify the balance of inventory. A reserve is maintained for obsolete inventory.

Research and Development

We expense research and development costs as incurred. We capitalize product molds and tooling and depreciate these costs over the useful life of the asset.

Income Taxes

We account for income taxes pursuant to the asset and liability method, whereby deferred tax assets and liabilities are computed at each balance sheet date for temporary differences between the consolidated financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  We consider future taxable income and ongoing, prudent and feasible tax planning strategies in assessing the value of its deferred tax assets.  If we determine that it is more likely than not that these assets will not be realized, we will reduce the value of these assets to their expected realizable value, thereby decreasing net income.  Evaluating the value of these assets is necessarily based on our management’s judgment.  If we subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.  See Note 10 in the Notes to Consolidated Financial Statements.

Foreign Currency

The functional currency of our wholly owned subsidiary, Spy Optic, S.r.l., and our Canadian division is the local currency.  Accordingly, we are exposed to transaction gains and losses that could result from changes in foreign currency.  Assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date.  Revenues and expenses are translated using the average exchange rate for the period.  Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions and unrealized gains or losses on currency contracts are included in foreign currency transaction gain or loss on the consolidated statements of income.

Results of Operations

The following tables set forth our operating results as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2002	2003	2004
Consolidated Statement of Income Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	48.7	48.1	46.3
Gross profit	51.3	51.9	53.7

Operating expenses:
Sales and marketing	27.1	29.5	31.0
General and administrative	13.5	13.8	13.6
Shipping and warehousing	2.4	2.8	2.9
Research and development	1.1	1.0	1.5
Total operating expenses	44.1	47.1	49.0
Income from operations	7.2	4.8	4.7
Other (expense) income	(0.2)	(0.5)	0.5
Income before income taxes	7.0	4.3	5.2
Income tax provision	3.0	2.5	2.8
Net income	4.0%	1.8%	2.4%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales

Net sales increased 22% to $33.6 million in fiscal 2004 from $27.4 million in fiscal 2003. The increase in net sales was the result of the introduction of several new styles and expanded domestic distribution. Based on attributing sales using customer location instead of point of shipping, net sales increased in the United States by $4.1 million, or 20%, due to increased brand recognition and market penetration. Net sales increased in the rest of the world by $2.1 million, or 31%, based upon an increase in sales of our products in Canada of $841,000 and $1.3 million in other countries.  Approximately 9% of the international sales growth was attributable to a weaker U.S dollar.  Net sales in the United States represented 74% and 76% of total net sales for fiscal 2004 and fiscal 2003, respectively.  Net sales in the rest of the world represented 26% and 24% of total net sales for fiscal 2004 and fiscal 2003, respectively. Sunglass unit shipments increased 12% with an 11% increase in the average sales price.  Goggle unit shipments increased 14% with a 3% increase in the average sales price. The sales mix on a dollar basis for fiscal 2004 was 59% for sunglasses, 32% for goggles and 9% for apparel and accessories. The sales mix on a dollar basis for fiscal 2003 was 58% for sunglasses, 33% for goggles and 9% for apparel and accessories. At December 31, 2004, we had received orders equal to approximately $1 million and we expect to fulfill such orders during the next three months.

Cost of Sales and Gross Profit

Gross profit increased 27% to $18 million in fiscal 2004 from $14.2 million in fiscal 2003. The increase in absolute dollars was due primarily to the increase in sales volume. As a percentage of net sales, gross profit was 54% in fiscal 2004, as compared to 52% in fiscal 2003. As a percentage of net sales, the increase in gross profit was due primarily to a slightly higher sunglass product sales mix, higher average sales prices on our sunglass and goggle products, a positive effect of a weaker dollar, and a decrease in purchasing and quality control expenses.  This offset the unfavorable impact on gross margins caused by product purchases made in euros.

We expect that our gross profit will fluctuate in the future as we expand into new product categories based on our product mix, product costs, shipping costs, product return and refund rates and handling and packaging costs for the various products.

Sales and Marketing Expense

Sales and marketing expense increased 29% to $10.4 million in fiscal 2004 from $8.1 million in fiscal 2003. The increase in sales and marketing expense primarily was due to increased sales and marketing compensation and related payroll taxes of $580,000, increased commission expense of $612,000 due to the year-over-year sales increase, increased payments to athletes pursuant to endorsement agreements of $146,000, increased point-of-purchase and sales display expenses of $598,000, increased travel expenses of $114,000, and an increase in promotional product and other activities of $144,000. As a percentage of net sales, sales and marketing expense was 31% in fiscal 2004, up from 30% in fiscal 2003.

We expect sales and marketing expense to continue to increase in absolute dollars and to increase as a percentage of net sales as a result of continued expansion of our sales and marketing efforts outside of California.

General and Administrative Expense

General and administrative expense increased 21% to $4.6 million in fiscal 2004 from $3.8 million in fiscal 2003. The increase in general and administrative expense primarily was due to increases in wages and related payroll taxes of $431,000, increased depreciation expense of $66,000, increased financing charges of $39,000, increased collection costs of $32,000, increased franchise taxes related primarily to the reincorporation in Delaware of $43,000, and increased legal and accounting fees of $223,000. As a percentage of net sales, general and administrative expense remained unchanged at 14% in each of fiscal 2004 and fiscal 2003.

We expect general and administrative expense to continue to increase in absolute dollars as a result of continued expansion of our administrative infrastructure in support of a broader product portfolio and increased expenses associated with being a public company.

Shipping and Warehousing Expense

Shipping and warehousing expense increased 28% to $990,000 in fiscal 2004 from $771,000 in fiscal 2003. The increase was due primarily to increased compensation and related payroll taxes of $102,000, increased temporary labor of $208,000 primarily related to our foreign subsidiary, increased benefit costs of $31,000, increased supplies expense of $17,000, offset by a reduction in third-party warehousing expenses of $162,000 due primarily to our establishment of our own distribution center in Italy.  As a percentage of net sales, shipping and warehousing expense remained relatively unchanged at 3% in each of fiscal 2004 and fiscal 2003.

We expect shipping and warehousing expense to increase in absolute dollars if our net sales increase but to decrease as a percentage of net sales as a result of leveraging the fixed expense over greater net sales.

Research and Development Expense

Research and development expense increased 94% to $512,000 in fiscal 2004 from $264,000 in fiscal 2003. The increase was due primarily to increased compensation and related payroll taxes of $159,000, and increased consulting fees of $63,000. As a percentage of net sales, research and development expense was 2% in fiscal 2004, up from 1% in fiscal 2003.

We expect research and development expense to increase in absolute dollars in the future as a result of increased investments in existing and new product offerings.

Other Income (Expense)

Other income was $165,000 in fiscal 2004 compared to other expense of $144,000 in fiscal 2003. The increase in other income in fiscal 2004 was due primarily to an increase in the foreign currency transaction gain of $238,000 due to a strengthening Euro, a reduction in interest expenses of $86,000 due primarily to lower usage and lower interest rates on bank lines of credit, offset by a decrease in net royalty fees and other miscellaneous income of approximately $14,000.

Income Tax Provision

The income tax provision for fiscal 2004 was $934,000 compared to $689,000 in fiscal 2003. The effective tax rate for fiscal year 2004 was 54% compared to 58% in fiscal 2003.  The increase in the provision for income tax was due primarily to an increase in pretax income with a reduction in the benefit of NOL carryforwards, and income tax expenses related to our Spanish subsidiary that was dissolved in 2004 and our foreign subsidiary in Italy.

Net Income

Net income increased 61% to $807,000 in fiscal 2004 from $500,000 in fiscal 2003.  The increase was due primarily to increased profitability from operations of $243,000, an increase in other income of $309,000 offset by taxes related to a foreign subsidiary that was closed.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Sales

Net sales increased 23% to $27.4 million in fiscal 2003 from $22.3 million in fiscal 2002. The increase in net sales was the result of the introduction of several new styles and expanded domestic distribution. Based on attributing sales using customer location instead of point of shipping, net sales increased in the United States by $6.3 million, or 31%, due to increased brand recognition and market penetration. Net sales decreased in the rest of the world by $1.2 million, or 15%, due to a decrease in sales of our products in Japan of $403,000 and $797,000 in other countries because of poor distributor performance and a disproportionate investment in our domestic sales during this period. Net sales in the United States represented 76% and 68% of total net sales for fiscal 2003 and fiscal 2002, respectively.  Net sales in the rest of the world represented 24% and 32% of total net sales for fiscal 2003 and fiscal 2002, respectively.  Sunglass unit shipments increased 30% with a 2% increase in the average sales price. Goggle unit shipments increased 31% with a 7% increase in the average sales price. The sales mix on a dollar basis for fiscal 2003 was 58% for sunglasses, 33% for goggles and 9% for apparel and accessories. The sales mix on a dollar basis for fiscal 2002 was 57% for sunglasses, 32% for goggles and 11% for apparel and accessories.

Cost of Sales and Gross Profit

Gross profit increased 24% to $14.2 million in fiscal 2003 from $11.4 million in fiscal 2002. The increase in absolute dollars was due primarily to the increase in sales volume. As a percentage of net sales, gross profit was 52% in fiscal 2003, as compared to 51% in fiscal 2002. As a percentage of net sales, the increase in gross profit was due to a slightly higher sunglass product sales mix.

Sales and Marketing Expense

Sales and marketing expense increased 34% to $8.1 million in fiscal 2003 from $6.0 million in fiscal 2002. The increase in sales and marketing expense primarily was due to increased sales compensation of $214,000, increased commission expense of $609,000 due to the year-over-year sales increase, increased payments to athletes pursuant to endorsement agreements of $98,000, increased point-of-purchase and sales display expenses of $265,000, a reduction in sponsorship income of $148,000, increased trade show expenses of $132,000 and other promotional activities. As a percentage of net sales, sales and marketing expense was 30% in fiscal 2003, up from 27% in fiscal 2002.

General and Administrative Expense

General and administrative expense increased 26% to $3.8 million in fiscal 2003 from $3.0 million in fiscal 2002. The increase in general and administrative expense primarily was due to increases in wages and related payroll taxes of $73,000, increased employee benefit expenses of $22,000, increased depreciation expense of $90,000, increased business insurance expenses of $124,000 and increased consulting fees of $180,000. As a percentage of net sales, general and administrative expense was 14% in fiscal 2003, up from 13% in fiscal 2002.

Shipping and Warehousing Expense

Shipping and warehousing expense increased 45% to $771,000 in fiscal 2003 from $532,000 in fiscal 2002. The increase was due primarily to increased wages and related payroll and employee benefits expenses and third-party warehousing expenses to support increased net sales. As a percentage of net sales, shipping and warehousing expense was 3% in fiscal 2003, up from 2% in fiscal 2002.

Research and Development Expense

Research and development expense increased 5% to $264,000 in fiscal 2003 from $252,000 in fiscal 2002. The increase was due primarily to consulting fees. As a percentage of net sales, research and development expense remained unchanged at 1% in each of fiscal 2003 and fiscal 2002.

Other (Expense) Income

Other expense was $144,000 in fiscal 2003 compared to other expense of $37,000 in fiscal 2002. The increase in other expense in fiscal 2003 primarily was due to increased interest expense of $91,000 related to increased lines of credit and loans from private lenders, a reduction in the foreign currency transaction gain due to a strengthening Euro and less profitable operations with our foreign subsidiary of $36,000.

Income Tax Provision

The income tax provision in fiscal 2003 was $689,000 compared to $667,000 in fiscal 2002. The effective tax rate for fiscal year 2003 was 58% compared to 42% in fiscal 2002.  The increase in the provision for income tax was primarily due to a provision for foreign taxes related to our former subsidiary located in Spain for fiscal 2001 of $95,000 which was accrued in fiscal 2003.

Net Income

Net income decreased 45% to $500,000 in fiscal 2003 from $911,000 in fiscal 2002.  The decrease was due primarily to a decrease in profitability from operations of $283,000, as a result primarily of increased sales and marketing expenses, an increase in other expense of $106,000, as a result of primarily an increase in interest expenses, and a higher effective income tax rate.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through sales of our common stock and borrowings under our credit facilities and from private lenders.

The following table sets forth, for the periods indicated, our net cash flows provided by (used in) operating, investing and financing activities, our period-end cash and cash equivalents and other operating measures (in thousands, except for days sales outstanding and inventory turnover):

	Years Ended December 31,
	2002	2003	2004
Cash flow (used in) from operating activities	$(343)	$366	$(1,022)
Cash flow (used in) from investing activities	(2,016)	(2,544)	(1,669)
Cash flow from financing activities	2,212	1,939	13,447
Cash and cash equivalents at year end	574	581	11,477

Days sales outstanding	70	74	81
Inventory turnover	2.00	1.99	1.68

Our principal sources of liquidity are our cash and lines of credit, as well as cash flow we generate from operations. At December 31, 2003 and 2004, we had unused lines of credit of $925,000 and $8 million, respectively.

Cash provided by or used in operating activities consists primarily of net income adjusted primarily for certain non-cash items including depreciation, amortization, deferred income taxes, provision for bad debts, stock compensation expense and the effect of changes in working capital and other activities. Cash used in operating activities in fiscal 2004 was $1.0 million and consisted of net income of $807,000, adjustments for non-cash items of approximately $2.4 million, and $4.2 million used by working capital and other activities. Working capital and other activities consisted primarily of an increase in accounts receivables of $1.9 million and an increase in inventory of $5.1 million due to the net sales increase for the period and purchases for our 2005 product lines, offset by the collection of a related party receivable as a result of the public offering of $845,000, an increase in accounts payable and accrued liabilities of $1.3 million due to deferred vendor payments and improved vendor payment terms, and an increase in our income tax payable due to our taxable income related to our U.S. and foreign operations of $607,000.

Cash provided by operating activities in fiscal 2003 was $366,000 and consisted of net income of $500,000, adjustments for non-cash items of $2.3 million, and $2.4 million used for working capital and other activities. Working capital and other activities consisted primarily of an increase in accounts receivable of $2.5 million due to the increase in sales, an increase in a related party receivable of $524,000, and an increase in an income tax receivable of $426,000, offset by an increase in accounts payable and accrued expenses of $943,000 due to increased sales and operating expenses.

Cash used in operating activities in fiscal 2002 was $343,000 and consisted of net income of $911,000, adjustments for non-cash items of $1.7 million, and $3 million used by working capital and other activities. Working capital and other activities consisted primarily of an increase of $796,000 in accounts receivable due to an increase in sales, an increase in a related party receivable of $277,000, an increase in inventory and prepaid expenses of $3 million due to an increase in actual and forecasted future sales, offset by an increase in accounts payable and accrued expenses of $1.1 million due to an increase in sales and operating expenses.

Cash used in investing activities in fiscal 2004 was $1.7 million and was attributable primarily to capital expenditures of $1.6 million.  Capital expenditures were primarily for the purchase of retail point-of-purchase displays.  Cash used in investing activities in fiscal 2003 of $2.5 million was due primarily to capital expenditures of $2.7 million, offset by proceeds on the sale of a fixed asset of $135,000. Capital expenditures were mainly for the purchase of retail point-of-purchase displays. Cash used in investing activities for fiscal 2002 was $2.0 million, and was attributable to capital expenditures which primarily consisted of retail point-of-purchase displays and sales and marketing vehicles.

Cash provided by financing activities in fiscal 2004 of $13.4 million was due primarily to the sale of common stock and exercised stock options of $21 million, offset by net payments on bank lines of credit and private lender debt of $7.5 million. Cash provided by financing activities in fiscal 2003 of $1.9 million was primarily due to increases in usage of our bank lines of credit of $2.2 million and a net increase in private lender debt of $380,000, offset against net payments on term debt of $509,000. Cash provided by financing activities in fiscal 2002 of $2.2 million was primarily attributable to increases in bank lines of credit and other debt of $2.2 million and the sale of common stock of $303,000, offset by payments on private lender debt of $200,000.

Contractual obligations and commitments

As of December 31, 2004, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K. The following summarizes our contractual obligations at December 31, 2004 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Short-term borrowings	$—	$—	$—	$—	$—
Long-term debt	292	125	167	—	—
Operating leases (facilities)	400	292	82	26	—
Capital leases (equipment)	82	44	36	2	—
Other contractual commitments	1,147	416	306	170	255
Total	$1,921	$877	$591	$198	$255

Our principal capital commitments consist of a term loan, obligations under leases for our facilities, equipment and vehicles, and minimum payments related to long-term athlete contracts.

The contractual commitment amounts in the table above are associated with enforceable, legally binding agreements that specify all significant terms, including: fixed or minimum services; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The commitments represent primarily athlete endorsements.  Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. Obligations under contracts that we may terminate without a significant penalty are also not included in the table above.

Credit Facilities

In October 2001, we entered into a $4.6 million loan facility with Comerica Bank-California, or Comerica, to fund working capital requirements for our operations. In March 2003, we increased this loan facility to $6.0 million.  In July 2002, we entered into a $1.0 million loan facility with Comerica to fund working capital requirements and growth of operations.  In November 2003, we entered into a $1.0 million loan facility with Comerica to finance our working capital requirements and growth of operations. This loan facility was paid off in its entirety in June 2004.

In August 2004, we consolidated our loan facilities described above and increased our loan facility by $1.0 million to an aggregate amount of $8.0 million. This loan facility expires in June 2005.  In November 2004, we amended our line of credit to extend the amount we could borrow under the line by $1.0 million, which we began to borrow upon the closing of such amendment. In connection with this amendment, we issued Comerica a warrant to purchase up to approximately 1.5% of our outstanding capital stock, which warrant will become exercisable upon a breach of certain material terms of our loan agreement or if we have failed to repay the $1.0 million by September 30, 2005. We repaid the $1.0 million immediately after the closing of our initial public offering and the warrant issued to Comerica was thereafter cancelled.  We also paid down amounts outstanding on the other line of credit upon the close of our initial public offering.  At December 31, 2003 and 2004, amounts outstanding under lines of credit amounted to $7.1 million and zero respectively.

In March 2003, we entered into a $500,000 term loan with Comerica to finance the acquisition of vehicles for marketing activities. At December 31, 2004, borrowings under this loan accrue interest at a rate equal to Comerica’s prime rate plus a margin of 1%. Amounts outstanding under this loan are due on a monthly basis for the term of the loan. As of December 31, 2003 and 2004, our outstanding indebtedness with respect to this loan with Comerica was $406,000 and $292,000 respectively.  The term loan is due to mature in March 2007.

In September 2001, we entered into a $400,000 facility with Comerica to engage in forward exchange in order to hedge our foreign exchange exposure, primarily our product purchases from our Italian suppliers in euros. This facility allowed us to purchase up to $4.0 million in currency contracts. In August 2004, we increased the foreign exchange facility to $500,000, which provides up to $5.0 million in purchases of foreign exchange contracts. In December 2004, the foreign exchange facility was increased to $750,000, which provides up to $7.5 million in purchases of foreign exchange contracts.  This foreign exchange facility is due to mature in June 2005. As of December 31, 2004, our total outstanding currency contracts under this facility converted to U.S. dollars was $4.1 million.  This represents approximately 3.1 million Euro foreign currency contracts at December 31, 2004.

All of our loan facilities and term loans with Comerica described above are secured by all of our assets, excluding our intellectual property. We also have agreed to the following material covenants:

• we must maintain a ratio of current assets to current liabilities of at least 1.25 to 1;

• we must maintain a ratio of total liabilities to tangible net worth of not more than 2 to 1;

• we must maintain a ratio of total liabilities to tangible net worth of not more than 1.75 to 1 in order to avoid a borrowing base calculation;

• we must maintain a ratio of quick assets to current liabilities of at least 0.50 to 1;

• we must maintain a tangible net worth of not less than $8.6 million, to be increased on a quarterly basis by 50% of the aggregate net income of each fiscal quarter and 100% of capital infusions, including any subordinated debt;

• we must maintain an annual minimum profit of $500,000 and cannot have more than two consecutive quarterly losses;

• we must provide Comerica with periodic financial reports;

• we must maintain minimum insurance coverage; and

• we cannot pay dividends or make any other distributions or payments without Comerica’s prior written consent.

At December 31, 2003, we were in violation of a non-financial covenant. The covenant required audited financial statements within 120 days of our year-end. We obtained a waiver dated July 1, 2004 and provided audited financial statements at that time.  At December 31, 2004 we were in compliance with all covenants.

In addition to loan facilities, we have relied upon loans from private lenders to fund our working capital needs. As of December 31, 2003 our private lender debt totaled $445,000. In 2004, $165,000 of this debt was converted to common stock and $280,000 repaid, with the final payment of $200,000 occurring at the close of our initial public offering.  At December 31, 2004, there was no private lender debt outstanding.

We believe that our cash on hand, cash expected to be generated from operations during our current fiscal year and available loan facilities will be sufficient to enable us to meet our financing and operating requirements for at least the next 18 months. Changes in operating plans, lower than anticipated net sales, increased expenses or other events, including those in “Risk Factors,” may cause us to seek additional debt or equity financing in the future. Our future capital requirements will depend on many factors, including our rate of net sales growth, the expansion of our sales and marketing activities and the continuing market acceptance of our product designs. Although currently we are not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution of our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Deferred Taxes

                In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the deferred tax assets, net of the valuation allowance, will be realized. Accordingly, the Company has recorded no valuation allowance for its U.S. operations at December 31, 2003. The Company has recorded a $95,000 and $378,000 valuation allowance for its wholly owned subsidiary, Spy Optic, S.r.l. at December 31, 2003 and 2004, respectively.

7A. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At December 31, 2004, we had $292,000 outstanding under our loan facilities with Comerica. We had unused lines of credit with Comerica of $8 million.  The amounts outstanding under these loan facilities at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest rate would have a material effect on our results of operations or financial condition.

Foreign Currency Risk

We operate our business and derive a substantial portion of our net sales outside of the United States. In fiscal 2002, 2003 and 2004, we derived 32%, 24% and 26% of our net sales in the rest of the world.  We also purchase a majority of our products in transactions denominated in Euros. As a result, we are exposed to movements in foreign currency exchange rates between the local currencies of the foreign markets in which we operate and the U.S. dollar. Our foreign currency exposure is generally related to Europe. A strengthening of the Euro relative to the U.S. dollar or to other currencies in which we receive revenues could impact negatively the demand for our products, could increase our manufacturing costs and could reduce our results of operations. In addition, we manufacture a substantial amount of our sunglass and goggle products in Italy. Because these purchases are paid in Euros, we face currency risk. A strengthening Euro could negatively affect the cost of our products and reduce our gross profit margins.

To hedge our purchase risk, we utilize forward foreign exchange contracts with durations of three to five months. As of December 31, 2004, we had purchased a total of 3.1 million Euro foreign currency contracts at an average Euro rate of 1.33 Euro to U.S. dollar.  The exchange rate for the Euro to the U.S. dollar ranged from 1.18 to 1.37 in fiscal 2004 with an average of 1.24.

Recently Issued Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123R, Share-Based Payment.  SFAS No. 123R requires companies to expense the value of employee stock options and similar awards.  The cost of the awards will be measured at the fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest.  Compensation cost for awards that vest would not be reversed if the awards expire without being exercised.  When measuring fair value, companies can choose an option-pricing model like Black-Scholes or binominal models.  The effective date for public companies is interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested share based payment awards at a company’s adoption date.  The adoption of SFAS No. 123R for estimated unvested options at the adoption date is not expected to have a material effect on our consolidated financial statements.  Our compensation committee is considering various options in response to this new pronouncement.  As a result, the impact to our consolidated financial statements for future share based payment awards has not been determined.

In November 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4 (FAS 151), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. FAS 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of FAS 151 is not expected to have a material effect on our financial position, results of operations or cash flows.

FACTORS THAT MAY AFFECT RESULTS

Risks Related to Our Business

If we are unable to continue to develop innovative and stylish products, demand for our products may decrease.

The action sports and youth lifestyle markets are subject to constantly changing consumer preferences based on fashion and performance trends. Our success depends largely on the continued strength of our brands and our ability to continue to introduce innovative and stylish products that are accepted by consumers in our target markets. We must anticipate the rapidly changing preferences of consumers and provide products that appeal to their preferences in a timely manner while preserving the relevancy and authenticity of our brands. Achieving market acceptance for new products may also require substantial marketing and product development efforts and expenditures to create consumer demand. Decisions regarding product designs must be made several months in advance of the time when consumer acceptance can be measured. If we do not continue to develop innovative and stylish products that provide greater performance and design attributes than the products of our competitors and that are accepted by our targeted consumers, we may lose customer loyalty, which could result in a decline in our net sales and market share.

We may not be able to compete effectively, which will cause our net sales and market share to decline.

The action sports and youth lifestyle markets in which we compete are intensely competitive. We compete with smaller sunglass and goggle brands in various niches of the action sports market and a limited number of larger competitors, such as Arnette, Oakley and Smith Optics. We also compete with broader youth lifestyle brands that offer eyewear products, such as Hurley International and Quiksilver, and in the broader fashion sunglass sector of the eyewear market, which is fragmented and highly competitive. We compete with a number of brands in these sectors of the market, including Armani, Christian Dior, Dolce & Gabbana, Gucci, Prada and Versace. In both markets, we compete primarily on the basis of fashion trends, design, performance, value, quality, brand recognition, marketing and distribution channels.

The purchasing decisions of consumers are highly subjective and can be influenced by many factors, such as marketing programs, product design and brand image. Several of our competitors enjoy substantial competitive advantages, including greater brand recognition, a longer operating history, more comprehensive lines of products and greater financial resources for competitive activities, such as sales and marketing, research and development and strategic acquisitions. Our competitors may enter into business combinations or alliances that strengthen their competitive positions or prevent us from taking advantage of such combinations or alliances. They also may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or consumer preferences.

If our marketing efforts are not effective, our brands may not achieve the broad recognition necessary to our success.

We believe that broader recognition and favorable perception of our brands, and in particular, our Spy brand, by persons ranging in age from 10 to 27 is essential to our future success. Accordingly, we intend to continue an aggressive brand strategy through a variety of marketing techniques, including athlete sponsorship, sponsorship of surfing, snowboarding, skateboarding, wakeboarding, BMX, downhill mountain biking and motocross events, vehicle marketing, internet and print media, action sports industry relationships, sponsorship of concerts and music festivals and celebrity endorsements, to foster an authentic action sports and youth lifestyle company culture. If we are unsuccessful, these expenses may never be offset, and we may be unable to increase net sales. Successful positioning of our brands will depend largely on:

•                  the success of our advertising and promotional efforts;

•                  preservation of the relevancy and authenticity of our brands in our target demographic; and

•                  our ability to continue to provide innovative, stylish and high-quality products to our customers.

To increase brand recognition, we must continue to spend significant amounts of time and resources on advertising and promotions. These expenditures may not result in a sufficient increase in net sales to cover such advertising and promotional expenses. In addition, even if brand recognition increases, our customer base may decline or fail to increase and our net sales may not continue at present levels and may decline.

If we are unable to leverage our business strategy successfully to develop new products, our business may suffer.

We are evaluating potential entries into or expansion of new product offerings, such as handmade fashion sunglasses and prescription eyewear frames. In expanding our product offerings, we intend to leverage our sales and marketing platform and customer base to develop these opportunities. While we have been successful promoting our sunglasses and goggles in our target markets, we cannot predict whether we will be successful in gaining market acceptance for any new products that we may develop. In addition, expansion of our business strategy into new product offerings will require us to incur significant sales and marketing expenses. These requirements could strain our management and financial and operational resources. Additional challenges that may affect our ability to expand our product offerings include our ability to:

•                  increase awareness and popularity of our existing Spy brand;

•                  establish awareness of any new brands we may introduce or acquire, including our Dale Earnhardt, Jr. brand E Eyewear and our Handcrafted Collection;

•                  increase customer demand for our existing products and establish customer demand for any new product offering, including E Eyewear;

•                  attract, acquire and retain customers at a reasonable cost;

•                  achieve and maintain a critical mass of customers and orders across all of our product offerings;

•                  maintain or improve our gross margins; and

•                  compete effectively in highly competitive markets.

We may not be able to address successfully any or all of these challenges in a manner that will enable us to expand our business in a cost-effective or timely manner. If new products we may develop are not received favorably by consumers, our reputation and the value of our brands could be damaged. The lack of market acceptance of new products we may develop or our inability to generate satisfactory net sales from any new products to offset their cost could harm our business.

Our business could be impacted negatively if our sales are concentrated in a small number of popular products.

If sales become concentrated in a limited number of our products, we could be exposed to risk if consumer demand for such products were to decline. In the fiscal years ended December 31, 2002, 2003 and 2004, 57%, 58% and 59%, respectively, of our net sales were derived from sales of our sunglass products and 32%, 33% and 32%, respectively, of our net sales were derived from sales of our goggle products. In addition, in the fiscal years ended December 31, 2002, 2003 and 2004, 15%, 14% and 17%, respectively, of our net sales related to our sunglass products were derived from two models of our product line. As a result of these concentrations in net sales, our operating results could be harmed if sales of any of these products were to decline substantially and we were not able to increase sales of other products to replace such lost sales.

Our business could be harmed if we fail to maintain proper inventory levels.

We place orders with our manufacturers for some of our products prior to the time we receive orders for these products from our customers. We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. We also maintain an inventory of selected products that we anticipate will be in high demand. We may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and harm our operating results and financial condition. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships and diminish brand loyalty, thereby harming our business. For example, in fiscal 2003, we experienced a delay of two months in the delivery of goggle shipments, which we believe may have reduced our net sales in the third quarter of fiscal 2003 by less than 5%.

If we are unable to recruit and retain key personnel necessary to operate our business, our ability to develop and market our products successfully may be harmed.

We are heavily dependent on our current executive officers and management. The loss of any key employee or the inability to attract or retain qualified personnel, including product design and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products and damage our brands. We believe that our future success is highly dependent on the contributions of Barry Buchholtz, our Chief Executive Officer. We have entered into an employment agreement with Mr. Buchholtz; however, we cannot be certain that he will not be recruited by our competitors or otherwise terminate his relationship with us. The loss of the services of Mr. Buchholtz would be very difficult to replace. Our future success may also depend on our ability to attract and retain additional qualified management, design and sales and marketing personnel. We do not carry key man insurance.

If we are unable to retain the services of our primary product designer, our ability to design and develop new products likely will be harmed.

We are heavily dependent on our primary product designer, Jerome Mage, for the design and development of our eyewear products. Mr. Mage provides his services to us as an independent consultant through his business, Mage Design. We cannot be certain that Mr. Mage will not be recruited by our competitors or otherwise terminate his relationship with us. If Mr. Mage terminates his relationship with us, we will need to obtain the services of another qualified product designer to design our eyewear products, and even if we are able to locate a qualified product designer, we may not be able to agree on commercially reasonable terms acceptable to us, if at all. If we were to enter into an agreement with a qualified product designer, we could experience a delay in the design and development of new sunglass and goggle product lines, and we may not experience the same level of consumer acceptance with any such product offerings. Any such delay in the introduction of new product lines or the failure by customers to accept new product lines could reduce our net sales.

If we are unable to maintain and expand our endorsements by professional athletes, our ability to market and sell our products may be harmed.

A key element of our marketing strategy has been to obtain endorsements from prominent action sports athletes to sell our products and preserve the authenticity of our brands. We generally enter into endorsement contracts with our athletes for terms of one to three years. There can be no assurance that we will be able to maintain our existing relationships with these individuals in the future or that we will be able to attract new athletes or public personalities to endorse our products in order to grow our brands or product categories. Further, we may not select athletes that are sufficiently popular with our target demographics or successful in their respective action sports. Even if we do select successful athletes, we may not be successful in negotiating commercially reasonable terms with those individuals. If we are unable in the future to secure athletes or arrange athlete endorsements of our products on terms we deem to be reasonable, we may be required to modify our marketing platform and to rely more heavily on other forms of marketing and promotion which may not prove to be as effective as endorsements. In addition, negative publicity concerning any of our sponsored athletes could harm our brands and adversely impact our business.

Any interruption or termination of our relationships with our manufacturers could harm our business.

Our principal manufacturers are located in Italy. We do not have long-term agreements with any of our manufacturers. Our agreement with our primary manufacturer, LEM S.r.l., requires us to purchase a minimum amount of products from LEM monthly and annually and allows either party to terminate the agreement for any reason upon 180 days’ notice. We cannot be certain that we will not experience difficulties with this manufacturer or our other manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs and failures to comply with our requirements for the proper utilization of our intellectual property. If our relationship with any of our manufacturers is interrupted or terminated for any reason, including the failure of any manufacturer to be able to perform its obligations under our agreement or the termination of our agreement by any of our manufacturers, we would need to locate alternative manufacturing sources. The establishment of new manufacturing relationships involves numerous uncertainties, and we cannot be certain that we would be able to obtain alternative manufacturing sources in a manner that would enable us to meet our customer orders on a timely basis or on satisfactory commercial terms. If we are required to change any of our major manufacturers, we would likely experience increased costs, substantial disruptions in the manufacture and shipment of our products and a loss of net sales.

We purchase substantially all of our products from two manufacturers, LEM S.r.l. and Intersol S.r.l.  In the fiscal years ended December 31, 2002, 2003 and 2004, we purchased approximately 89%, 78% and 64%, respectively, of these products from LEM and approximately 11%, 15% and 17%, respectively, of these products from Intersol.  We expect in the future that the portion of our products manufactured by LEM will increase and the portion of our products manufactured by Intersol will decrease.  Accordingly, any ability to diffuse potential manufacturer-related risks noted above, and to attenuate the potentially debilitating effect on our business and results of operations, is thereby lessened - thus augmenting the risks.

Our manufacturers must be able to continue to procure raw materials and we must continue to receive timely deliveries from our manufacturers to sell our products profitably.

The capacity of our manufacturers to manufacture our products is dependent upon the availability of raw materials used in the fabrication of eyeglasses. Our manufacturers have experienced in the past, and may experience in the future, shortages of raw materials, which have resulted in delays in deliveries of our products by our manufacturers of up to several months. For example, in fiscal 2003, we experienced a delay of two months in the delivery of goggle shipments due to manufacturing problems. We believe the delay may have reduced our net sales in the third quarter of fiscal 2003 by less than 5%. Any shortage of raw materials or inability of a manufacturer to manufacture or ship our products in a timely manner, or at all, could impair our ability to ship orders of our products in a timely manner and could cause us to miss the delivery requirements of our customers. As a result, we could experience cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could harm our net sales, results of operations and reputation.

Any failure to maintain ongoing sales through our independent sales representatives could harm our business.

We sell our products through our direct sales team and a network of 41 independent sales representatives. We rely on these independent sales representatives to provide customer contacts and market our products directly to our customer base. Our independent sales representatives are not obligated to continue selling our products, and they may terminate their arrangements with us at any time with limited notice. Our ability to maintain or increase our net sales will depend in large part on our success in developing and maintaining relationships with our independent sales representatives. It is possible that we may not be able to maintain or expand these relationships successfully or secure agreements with additional sales representatives on commercially reasonable terms, or at all. Any failure to develop and maintain our relationships with our independent sales representatives and any failure of our independent sales representatives to effectively market our products could harm our net sales.

We face business, political, operational, financial and economic risks because a significant portion of our operations and sales are to customers outside of the United States.

Our European operations are located in Italy, and our primary manufacturers are located in Italy. In the fiscal years ended December 31, 2002, 2003 and 2004, we derived 68%, 76% and 74% of our net sales in the United States based on attributing sales using customer location (as opposed to shipping point) and 32%, 24% and 26% of our net sales in the rest of the world, primarily in Australia, Canada, France, Japan and Spain. We are subject to risks inherent in international business, many of which are beyond our control, including:

•                  difficulties in obtaining domestic and foreign export, import and other governmental approvals, permits and licenses and compliance with foreign laws, including employment laws;

•     difficulties in staffing and managing foreign operations, including cultural differences in the conduct of business, labor and other workforce requirements;

•     transportation delays and difficulties of managing international distribution channels;

•     longer payment cycles for, and greater difficulty collecting, accounts receivable;

•     trade restrictions, higher tariffs or the imposition of additional regulations relating to import or export of our products;

•     unexpected changes in regulatory requirements, royalties and withholding taxes that restrict the repatriation of earnings and effects on our effective income tax rate due to profits generated or lost in foreign countries;

•     political and economic instability, including wars, terrorism, political unrest, boycotts, curtailment of trade and other business restrictions; and

•     difficulties in obtaining the protections of the intellectual property laws of other countries.

Any of these factors could reduce our net sales, decrease our gross margins or increase our expenses.

Fluctuations in foreign currency exchange rates could harm our results of operations.

We sell a majority of our products in transactions denominated in U.S. dollars; however, we purchase substantially all of our products from our independent manufacturers in transactions denominated in Euros. As a result, if the U.S. dollar were to weaken against the Euro, our cost of sales could increase substantially. We also are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our Italian subsidiary, Spy Optic, S.r.l., and due to net sales in Canada.  Between January 1, 2002 and December 31, 2004, the Euro to U.S. dollar exchange rate has ranged from 0.86 to 1.37. Between January 1, 2002 and December 31, 2004, the Canadian dollar to U.S. dollar exchange rate has ranged from 0.62 to 0.85.  For the fiscal years ended December 31, 2002, 2003 and 2004, we had an unrealized foreign currency gain of approximately $326,000, $290,000 and $529,000, representing 1%, 1% and 2% of our net sales, respectively.  As of December 31, 2004, we had purchased a total of 3.1 million Euro foreign currency contracts at an average Euro rate of 1.33 Euro to U.S. dollar.

We may experience conflicts of interest with our significant stockholder, No Fear, Inc., which could harm our other stockholders.

Upon completion of our initial public offering, No Fear, Inc. beneficially owned approximately 14% of our outstanding common stock. As a result of No Fear’s ownership interest, No Fear has the ability to influence who is elected to our board of directors each year and, through those directors, to influence our management, operations and potential significant corporate actions. In addition, as a purchaser of our products, No Fear accounted for approximately $447,000, $660,000 and $927,000 of our net sales for the fiscal years ended December 31, 2002, 2003 and 2004, respectively. No Fear may have interests that conflict with, or are different from, the interests of our other stockholders. These conflicts of interest could include potential competitive business activities, corporate opportunities, indemnity arrangements, registration rights, sales or distributions by No Fear of our common stock and the exercise by No Fear of its ability to influence our management and affairs. Further, this concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our other stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, could harm the market price of our common stock and could impede the growth of our company. Our certificate of incorporation does not contain any provisions designed to facilitate resolution of actual or potential conflicts of interest or to ensure that potential business opportunities that may become available to both No Fear and us will be reserved for or made available to us. If these conflicts of interest are not resolved in a manner favorable to our stockholders, our stockholders’ interests may be substantially harmed.

In addition, Mark Simo, the Chairman of our board of directors, serves as the Chief Executive Officer and Chairman of the board of directors of No Fear and owns approximately 31% of No Fear’s outstanding common stock. As a result of his position in No Fear, Mr. Simo may face conflicts of interest in connection with transactions between us and No Fear.

If we fail to secure or protect our intellectual property rights, competitors may be able to use our technologies, which could weaken our competitive position, reduce our net sales or increase our costs.

We rely on patent, trademark, copyright, trade secret and trade dress laws to protect our proprietary rights with respect to product designs, product research and trademarks. Our efforts to protect our intellectual property may not be effective and may be challenged by third parties. Despite our efforts, third parties may have violated and may in the future violate our intellectual property rights. In addition, other parties may independently develop similar or competing technologies. If we fail to protect our proprietary rights adequately, our competitors could imitate our products using processes or technologies developed by us and thereby potentially harm our competitive position and our financial condition. We are also susceptible to injury from parallel trade (i.e., gray markets) and counterfeiting of our products, which could harm our reputation for producing high-quality products from premium materials. Infringement claims and lawsuits likely would be expensive to resolve and would require substantial management time and resources. Any adverse determination in litigation could subject us to the loss of our rights to a particular patent, trademark, copyright or trade secret, could require us to obtain licenses from third parties, could prevent us from manufacturing, selling or using certain aspects of our products or could subject us to substantial liability, any of which would harm our results of operations.

Since we sell our products internationally and are dependent on foreign manufacturing in Italy and China, we also are dependent on the laws of foreign countries to protect our intellectual property. These laws may not protect intellectual property rights to the same extent or in the same manner as the laws of the United States. Although we will continue to devote substantial resources to the establishment and protection of our intellectual property on a worldwide basis, we cannot be certain that these efforts will be successful or that the costs associated with protecting our rights abroad will not be extensive. As of the date of this Annual Report, we have been unable to register Spy as a trademark for our products in a few selected markets in which we do business. In addition, although we have filed applications for federal registration, we have no trademark registrations for Spy for our accessory products currently being sold. We may face significant expenses and liability in connection with the protection of our intellectual property rights both inside and outside of the United States and, if we are unable to successfully protect our intellectual property rights or resolve any conflicts, our results of operations may be harmed.

We may be subject to claims by third parties for alleged infringement of their proprietary rights, which are costly to defend, could require us to pay damages and could limit our ability to use certain technologies in the future.

From time to time, we may receive notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. Some of these claims may lead to litigation. Any intellectual property lawsuit, whether or not determined in our favor or settled, could be costly, could harm our reputation and could divert our management from normal business operations. Adverse determinations in litigation could subject us to significant liability and could result in the loss of our proprietary rights. A successful lawsuit against us could also force us to cease sales or to develop redesigned products or brands. In addition, we could be required to seek a license from the holder of the intellectual property to use the infringed technology, and it is possible that we may not be able to obtain a license on reasonable terms, or at all. If we are unable to redesign our products or obtain a license, we may have to discontinue a particular product offering. If we fail to develop a non-infringing technology on a timely basis or to license the infringed technology on acceptable terms, our business, financial condition and results of operations could be harmed.

On March 7, 2005, Oakley, Inc, one of our major competitors, filed a lawsuit alleging patent trade dress and trademark infringement, unfair competition, and false designation of origin.  The lawsuit specifically identifies three of our product styles which accounted for less than 4% of our total net sales for 2004.  While we believe the lawsuit is without merit and that the ultimate outcome of this proceeding will not have a material adverse effect on our consolidated balance sheet and statements of income and cash flows, litigation is subject to inherent uncertainties.

If we fail to manage any growth that we might experience, our business could be harmed and we may have to incur significant expenditures to address this growth.

We have experienced significant growth, which has placed, and may continue to place, a significant strain on our management and operations. If we continue to experience growth in our operations, our operational and financial systems, procedures and controls may need to be expanded and we may need to train and manage an increasing number of employees, any of which will distract our management team from our business plan and involve increased expenses. Our future success will depend substantially on the ability of our management team to manage any growth effectively. These challenges may include:

•     maintaining our cost structure at an appropriate level based on the net sales we generate;

•     implementing and improving our operational and financial systems, procedures and controls;

•     managing operations in multiple locations and multiple time zones; and

•     ensuring the distribution of our products in a timely manner.

We incur significant expenses as a result of being a public company.

We incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and Nasdaq, have required changes in corporate governance practices of public companies. These new rules and regulations have, and will continue, to increase our legal and financial compliance costs and make some activities more time-consuming and costly. These new rules and regulations have also made, and will continue to make, it more difficult and more expensive for us to obtain director and officer liability insurance.

We may not address successfully problems encountered in connection with any future acquisitions, which could result in operating difficulties and other harmful consequences.

We have obtained an option exercisable through December 2005 to acquire our primary manufacturer, although we have no present intention of exercising such option. We expect to continue to consider other opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base, although we have no specific agreements with respect to potential acquisitions or investments. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions and strategic investments involve numerous risks, including:

•     problems assimilating the purchased technologies, products or business operations;

•     problems maintaining uniform standards, procedures, controls and policies;

•     unanticipated costs associated with the acquisition;

•     diversion of management’s attention from our core business;

•     harm to our existing business relationships with manufacturers and customers;

•     risks associated with entering new markets in which we have no or limited prior experience; and

•     potential loss of key employees of acquired businesses.

If we fail to properly evaluate and execute acquisitions and strategic investments, our management team may be distracted from our day-to-day operations, our business may be disrupted and our operating results may suffer. In addition, if we finance acquisitions by issuing equity or convertible debt securities, our stockholders would be diluted.

Our eyewear products may subject us to product liability claims, which are expensive to defend and may require us to pay damages.

Due to the nature of our products and the activities in which our products may be used, we may be subject to product liability claims, including claims for serious personal injury. Although we are not involved presently in any product liability claim, successful assertion against us of one or a series of large claims could harm our business.

Risks Related to the Market for Our Common Stock

Our stock price may be volatile, and you may not be able to resell our shares at a profit or at all.

The trading price of our common stock fluctuates due to the factors discussed in this section and elsewhere in this Annual Report. The trading market for our common stock also is influenced by the research and reports that industry or securities analysts publish about us or our industry. If one or more of the analysts who cover us were to publish an unfavorable research report or to downgrade our stock, our stock price likely would decline. If one or more of these analysts were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Fluctuations in our operating results on a quarterly and annual basis could cause the market price of our common stock to decline.

Our operating results fluctuate from quarter to quarter as a result of changes in demand for our products, our effectiveness in managing our suppliers and costs, the timing of the introduction of new products and weather patterns. Historically, we have experienced greater net sales in the second half of the fiscal year as a result of the seasonality of our customers and the markets in which we sell our products, and our first and fourth quarters have traditionally been our weakest operating quarters due to seasonality. We generally sell more of our sunglass products in the first half of the fiscal year and a majority of our goggle products in the last half of the fiscal year. We anticipate that this seasonal impact on our net sales is likely to continue. As a result, our net sales and operating results have fluctuated significantly from period to period in the past and are likely to do so in the future. These fluctuations could cause the market price of our common stock to decline. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. In future periods, our net sales and results of operations may be below the expectations of analysts and investors, which could cause the market price of our common stock to decline.

Our expense levels in the future will be based, in large part, on our expectations regarding net sales. Many of our expenses are fixed in the short term or are incurred in advance of anticipated sales. We may not be able to decrease our expenses in a timely manner to offset any shortfall of sales.

Future sales of our common stock in the public market could cause our stock price to fall.

Sales of our common stock in the public market, or the perception that such sales might occur, could cause the market price of our common stock to decline. As of February 24, 2005, we have 8,012,483 shares of common stock outstanding and 803,721 shares subject to unexercised options to purchase shares of common stock that are fully vested.  Of these outstanding shares, 4,000,000 are eligible for resale and 4,012,483 shares will be available for resale on June 15, 2004 (i.e., following expiration of the lock-up agreements the underwriters entered into with the holders of our common stock in connection with our initial public offering), subject to certain volume limitations.  In addition, in connection with our initial public offering, we agreed to issue Roth Capital Partners, LLC, a warrant to purchase up to approximately 147,000 shares of common stock.

Any or all of the shares subject to the lock-up agreements may be released prior to expiration of the 180-day lock-up period at the discretion of Roth Capital Partners, LLC. To the extent shares are released before the expiration of the lock-up period and these shares are sold into the market, the market price of our common stock could decline.

Delaware law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•     the establishment of a classified board of directors requiring that not all directors be elected at one time;

•     the size of our board of directors can be expanded by resolution of our board of directors;

•     any vacancy on our board can be filled by a resolution of our board of directors;

•     advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders’ meeting;

•      the ability of the board of directors to alter our bylaws without obtaining stockholder approval;

•      the ability of the board of directors to issue and designate the rights of, without stockholder approval, up to 5,000,000 shares of preferred stock, which rights could be senior to those of common stock; and

•      the elimination of the right of stockholders to call a special meeting of stockholders and to take action by written consent.

In addition, because we reincorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or Delaware law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. The provisions in our charter, bylaws and under Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future, resulting in the market price being lower than it would without these provisions.

We are party to securities litigation that distracts our management, is expensive to conduct and seeks a damage award against us.

We, our directors and certain of our officers have recently been named as defendants in a stockholder class action lawsuit filed in the United States District Court for the Southern District of California. The complaint purports to seek unspecified damages on behalf of an alleged class of persons who purchased our common stock pursuant to our registration statement we filed in connection with our public offering of stock on December 14, 2005.  The complaint alleges that we and our officers and directors violated federal securities laws by failing to disclose material information about the status of our European operations and whether certain of our products infringe on the intellectual property rights of Oakley, Inc. in that registration statement.  We have not yet formally responded to this action and no discovery has been conducted. However, based on the facts presently known, our management believes we have meritorious defenses to this action and intends to vigorously defend the action. This litigation presents a distraction to our management, and is expensive to conduct.  Based of our insurance coverages, our costs related to this action could range from $0 to $250,000.  This could negatively affect our operating results.

Item 8. Financial Statements and Supplementary Data

ORANGE 21 INC. AND SUBSIDIARIES

Report of Independent Registered Certified Public Accountants

To the Board of Directors and Stockholders of

Orange 21 Inc. and Subsidiaries

Carlsbad, California

We have audited the accompanying consolidated balance sheet of Orange 21 Inc. (a Delaware corporation) and its subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. We have also audited the financial statement schedule listed at Item 15(a). These consolidated financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orange 21 Inc. and its subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

March 11, 2005, except for Note 13 for which the date is March 29, 2005

Report of Independent Registered Certified Public Accountants

To the Board of Directors and Stockholders of

Orange 21 Inc. and Subsidiary

Carlsbad, California

We have audited the accompanying consolidated balance sheet of Orange 21 Inc. (a Delaware corporation) and its subsidiary as of December 31, 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2003. We have also audited the financial statement schedule listed at Item 15(a). These consolidated financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orange 21 Inc. and its subsidiary as of December 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ Nation Smith Hermes Diamond, APC

San Diego, California

September 13, 2004, except for the first paragraph of Note 1 for which the date is November 29, 2004

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2004
Assets
Current assets
Cash and cash equivalents	$581,207	$11,476,828
Accounts receivable—net	6,635,277	8,244,910
Inventories	6,669,307	11,814,846
Prepaid expenses and other current assets	1,199,500	1,073,181
Income taxes receivable	65,025	—
Deferred income taxes	985,000	1,074,000
Total current assets	16,135,316	33,683,765
Property and equipment—net	3,893,438	3,687,907
Due from related party	845,057	—

Intangible assets, net of accumulated amortization of $264,633 and $318,332 at December 31, 2003 and 2004, respectively	167,214	152,543

Total assets	$21,041,025	$37,524,215
Liabilities and Stockholders’ Equity
Current liabilities
Line of credit	$7,075,000	$—
Current portion of notes payable	190,000	125,000
Notes payable to stockholders	380,000	—
Current portion of capitalized leases	39,505	37,370
Accounts payable	2,031,958	2,243,955
Accrued expenses and other liabilities	1,369,820	2,433,371
Income taxes payable	—	443,619
Total current liabilities	11,086,283	5,283,315
Notes payable, less current portion	281,250	166,667
Capitalized leases, less current portion	59,527	31,369
Deferred income taxes	107,000	143,000
Total liabilities	11,534,060	5,624,351
Commitments and contingencies
Stockholders’ equity
Preferred stock; par value $0.0001; 5,000,000 authorized	—	—
Common stock; par value $0.0001; 100,000,000 shares authorized; 4,434,067 and 7,491,218 shares issued and outstanding at December 31, 2003 and 2004, respectively	10,117,798	747
Additional paid-in capital	92,353	31,655,426
Accumulated other comprehensive income	298,100	437,673
Accumulated deficit	(1,001,286)	(193,982)
Total stockholders’ equity	9,506,965	31,899,864
	$21,041,025	$37,524,215

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2002	2003	2004
Net sales	$22,294,290	$27,404,069	$33,563,443
Cost of sales	10,847,589	13,186,178	15,530,588
Gross profit	11,446,701	14,217,891	18,032,855
Operating expenses
Sales and marketing	6,047,254	8,074,512	10,391,611
General and administrative	2,999,964	3,775,454	4,563,612
Shipping and warehousing	531,679	771,394	990,398
Research and development	251,839	263,923	511,601
Total operating expenses	9,830,736	12,885,283	16,457,222
Income from operations	1,615,965	1,332,608	1,575,633
Other income (expense)
Interest expense	(393,143)	(484,239)	(398,164)
Foreign currency transaction gain	325,562	289,965	528,243
Other income—net	30,111	50,763	35,162
Total other income (expense)	(37,470)	(143,511)	165,241
Income before income taxes	1,578,495	1,189,097	1,740,874
Income tax provision	667,000	689,000	933,570
Net income	$911,495	$500,097	$807,304
Net income per common share
Basic	$0.21	$0.11	$0.17
Diluted	$0.19	$0.11	$0.16
Weighted average common shares outstanding
Basic	4,306,742	4,426,056	4,643,320
Diluted	4,785,044	4,617,609	4,973,252

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2002	4,201,828	$9,395,850	$—	$(1,508)	$(2,412,878)	$6,981,464
Issuance of common stock	89,750	303,300	—	—	—	303,300
Conversion of issuable common stock to common stock	28,125	90,000	—	—	—	90,000
Conversion of notes payable, notes payable to stockholders, and accrued expenses to common stock	103,276	310,548	—	—	—	310,548
Beneficial conversion feature on note payable	—	—	81,021	—	—	81,021
Comprehensive income:
Foreign currency translation adjustment	—	—	—	53,239	—	53,239
Net income	—	—	—	—	911,495	911,495
Comprehensive income	—	—	—	53,239	911,495	964,734
Balance at December 31, 2002	4,422,979	$10,099,698	$81,021	$51,731	$(1,501,383)	$8,731,067
Issuance of common stock	4,688	22,500	—	—	—	22,500
Exercise of stock options	12,500	20,000	—	—	—	20,000
Repurchase of common stock	(6,100)	(24,400)	—	—	—	(24,400)
Compensation relating to issuance of stock options	—	—	11,332	—	—	11,332
Comprehensive income:
Foreign currency translation adjustment	—	—	—	246,369	—	246,369
Net income	—	—	—	—	500,097	500,097
Comprehensive income	—	—	—	246,369	500,097	746,466

Balance at December 31, 2003	4,434,067	$10,117,798	$92,353	$298,100	$(1,001,286)	$9,506,965
Issuance of common stock	358,438	1,705,500	—	—	—	1,705,500
Issuance of common stock upon initial public offering, net of offering costs	2,480,000	248	18,913,550	—	—	18,913,798
Exercise of stock options	184,375	360,000	—	—	—	360,000
Conversion of notes payable to common stock	34,374	165,000	—	—	—	165,000
Compensation relating to issuance of options	—	—	203,192	—	—	203,192
Tax benefit related to exercise of stock option	—	—	98,532	—	—	98,532
Exchange of shares of common stock upon incorporation in Delaware	(36)	(12,347,799)	12,347,799	—	—	—
Comprehensive income:
Foreign currency translation adjustment	—	—	—	139,573	—	139,573
Net income	—	—	—	—	807,304	807,304
Comprehensive income	—	—	—	139,573	807,304	946,877
Balance at December 31, 2004	7,491,218	$747	$31,655,426	$437,673	$(193,982)	$31,899,864

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2003	2004

Cash flows from operating activities
Net income	$911,495	$500,097	$807,304
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,094,214	1,531,145	1,921,233
Deferred income taxes	177,311	372,000	(53,000)
Provision for bad debts	350,978	349,112	300,470
Stock-based compensation	—	11,332	203,192
Loss on sale of fixed assets	—	5,320	404
Non-cash interest expense	81,021	—	—
Change in operating assets and liabilities:
Accounts receivable	(796,149)	(2,496,420)	(1,910,103)
Inventories	(2,356,354)	(75,182)	(5,145,539)
Prepaid expenses and other current assets	(647,924)	78,654	126,319
Due from related party	(276,836)	(524,195)	845,057
Other assets	—	96,445	—
Accounts payable	470,852	395,481	211,997
Accrued expenses and other liabilities	647,939	547,888	1,063,551
Income tax payable/receivable	—	(425,790)	607,176
Net cash provided by (used in) operating activities	(343,453)	365,887	(1,021,939)
Cash flows from investing activities
Purchases of fixed assets	(999,333)	(1,789,228)	(692,853)
Purchases of fixed assets from related parties	(980,000)	(861,000)	(952,093)
Loans to related parties	—	—	(467,500)
Proceeds from repayment of loans to related parties	—	—	467,500
Proceeds from sale of fixed assets	—	135,000	15,000
Purchases of intangibles	(36,271)	(29,072)	(39,027)
Net cash used in investing activities	(2,015,604)	(2,544,300)	(1,668,973)
Cash flows from financing activities
Line of credit borrowings	2,768,674	2,190,000	5,650,868
Line of credit repayments	(732,472)	—	(12,725,868)
Principal payments on notes payable	—	(1,033,928)	(114,583)
Proceeds from issuance of notes payable	150,000	525,000	—
Proceeds from issuance of notes payable to stockholders	—	380,000	—
Principal payments on notes payable to stockholders	(200,000)	—	(280,000)
Principal payments on capital leases	(77,352)	(139,851)	(62,753)
Repurchase of common stock	—	(24,400)	—
Proceeds from sale of common stock	303,300	22,500	20,619,296
Proceeds from exercise of stock options	—	20,000	360,000
Net cash provided by financing activities	2,212,150	1,939,321	13,446,960
Effect of exchange rate changes on cash and cash equivalents	53,239	246,369	139,573
Net increase (decrease) in cash and cash equivalents	(93,668)	7,277	10,895,621
Cash and cash equivalents at beginning of year	667,598	573,930	581,207
Cash and cash equivalents at end of year	$573,930	$581,207	$11,476,828
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$389,209	$542,090	$448,126
Income taxes	$178,800	$114,790	$321,303

The accompanying notes are an integral part of these consolidated financial statements.

Non-cash Investing and Financing Activities:

The Company acquired approximately $168,000, $81,000 and $32,000 of fixed assets under capital lease agreements during 2002, 2003 and 2004.

The Company converted $250,000 and $165,000 of notes payable into common stock during 2002 and 2004, respectively.

The Company had a non-cash income tax benefit in the amount of approximately $99,000 during 2004 related to the exercise of stock options.

The Company converted $90,000 of issuable common stock into common stock during 2002.

The Company converted approximately $80,000 of accounts payable and accrued expenses into notes payable during 2002.

The Company converted approximately $60,000 of accrued expenses into common stock during 2002.

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21  INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Organization and Significant Accounting Policies

Description of Business

Orange 21 Inc. (the “Company”) was originally formed as a California corporation in 1992. On November 29, 2004, upon reincorporation in the State of Delaware, the Company changed its name from Spy Optic, Inc. to Orange 21 Inc. and the Board of Directors of the Company approved a 16 to 1 reverse stock split and authorized 5,000,000 shares of preferred stock. All financial data and share data in these consolidated financial statements give retroactive effect to this split. The financial and share data do not include the effect of an aggregate of 36 shares purchased in connection with the reverse stock split in lieu of issuing fractional shares to stockholders. The Company is a designer, manufacturer, and distributor of high quality and high performance products for the action sports and lifestyle markets. The Company’s current product offerings include sunglasses, snow and motocross goggles, and branded apparel and accessories. Spy Optic, S.r.l., a wholly owned subsidiary, was incorporated in Italy in July 2001. Spy Optic, S.r.l. manages the distribution, sales, customer service and administration for the Company’s business outside of North America.  Spy Optic, Inc., a California corporation, was formed on December 20, 2004.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Spy Optic, S.r.l. and Spy Optic, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates used in preparing these consolidated financial statements include those assumed in computing the carrying value of displays, allowance for doubtful accounts receivable, reserve for obsolete inventory, reserve for sales returns, and the valuation allowance on deferred tax assets. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by the Company’s review of its current credit information. The Company continuously monitors its customer collections and payments and maintains a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been generally within the expectations and the provisions established by the Company, there can be no assurances that the Company will continue to experience the same credit loss rates that have been experienced in the past.

Inventories

Inventories are stated at the lower of cost or market using the first-in first-out method of accounting.

Property and Equipment

Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the assets (generally three to five years) using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the assets. Expenditures for repairs and maintenance are expensed as incurred. Gains and losses from the sale or retirement of property and equipment are charged to operations in the period realized or incurred.

Intangible Assets

The Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. Intangible assets consist of trademarks and patents that are being amortized on a straight-line basis over eight years. Amortization expense was approximately $46,000, $49,000 and $54,000 for the years ended December 31, 2002, 2003 and 2004, respectively.  Amortization expense related to intangible assets at December 31, 2004 in each of the next five years and beyond is expected to be incurred as follows:

2005	$54,000
2006	25,000
2007	19,000
2008	15,000
2009	14,000
Thereafter	25,543
$152,543

At December 31, 2002, 2003 and 2004, no impairment of the intangible assets had occurred and the amortization periods remain appropriate.

Revenue Recognition

Revenue is recognized when title passes to the buyer, generally upon shipment of products to the Company’s customers. The Company provides an allowance for estimated returns based on management’s estimates and experience. Provisions for returns and other adjustments are provided for in the same period in which the related sales are recorded.

Advertising

The Company expenses advertising costs as incurred. Total advertising expense was approximately $319,000, $343,000 and $432,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, and notes payable. These financial instruments are stated at their respective carrying values, which approximate their fair values.

Derivative Financial Instruments

The Company periodically enters into foreign currency forward contracts for a portion of its anticipated purchases denominated in foreign currencies to hedge price changes associated with fluctuations in market prices. All derivatives are recorded on the consolidated balance sheet at their fair value. As the Company’s forward contracts do not qualify for hedge accounting, changes in the fair value of the Company’s forward contracts are recorded in other income (expense) net in the accompanying consolidated statements of operations. For the years ended December 31, 2002, 2003 and 2004, the Company recorded an unrealized gain (loss) on its foreign currency hedge contracts of $38,000, $60,000 and ($29,000), respectively.

Shipping and Handling Costs

The Company records shipping and handling costs charged to customers as revenue and shipping and handling costs to cost of sales as incurred.

Product Warranty

The Company warrants its products for one year. The standard warranty requires the Company to replace any product or portion thereof that is deemed a manufacturer’s defect. The Company’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties, and is included in accrued expenses. Management determines the warranty accrual based on historical information.

Changes in product warranty accrual for the years ended December 31, 2002, 2003 and 2004 were as follows:

	Warranty Accrual Balance at January 1	Warranty Expenditures	Provision for Estimated Warranty Cost	Warranty Accrual Balance at December 31
2002	$—	$(31,000)	$35,000	$4,000
2003	4,000	(56,000)	56,000	4,000
2004	4,000	(59,000)	59,000	4,000

Research and Development Costs

The Company expenses research and development costs as incurred.

Net Income Per Share

Basic net  income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including options and convertible notes.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Year Ended December 31,
	2002	2003	2004
Numerator:
Net income	$911	$500	$807
Interest on convertible notes	50	—	—
Adjusted net income	$961	$500	$807
Denominator:
Weighted-average shares outstanding for basic earnings per share	4,307	4,426	4,643
Effect of dilutive securities:
Employee stock options	200	192	330
Convertible notes	278	—	—
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	4,785	4,618	4,973

Foreign Currency

The functional currency of Spy Optic, S.r.l. and the Company’s Canadian division is the local currency, and therefore, gains and losses resulting from foreign currency translation are accumulated as a separate component of consolidated stockholders’ equity as accumulated other comprehensive income (loss). Unrealized gains and losses resulting from foreign currency transactions are included in foreign currency transaction gain or loss on the consolidated statements of income. Realized foreign currency transactions gains and losses resulting from inventory purchases are recorded in cost of sales. All assets and liabilities denominated in foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period.

Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method, whereby deferred tax assets and liabilities are computed at each balance sheet date for temporary differences between the consolidated financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The income tax provision or benefit is the tax payable or refundable amount for the period plus or minus the change during the period in deferred tax assets and liabilities.

Stock Options

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its stock options. Under APB No. 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and disclosure,” require the Company to provide pro forma information regarding net income as if compensation cost for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. SFAS No. 148 also provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to account for stock based compensation under APB No. 25. For stock options granted to employees, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates ranging from 3.0% to 4.9%, volatility ranging from 0% to 50% for all periods and an expected life of 5 years.

If compensation cost for the Company’s stock options had been determined based on their fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net income would have been adjusted to the pro forma amounts indicated below:

	Years Ended December 31,
	2002	2003	2004
Net income, as reported	$911,495	$500,097	$807,304
Pro forma stock-based compensation	25,688	12,400	2,099,701
Pro forma net income (loss)	$885,807	$487,697	$(1,292,397)

Basic net income (loss) per share:
As reported	$0.21	$0.11	$0.17
Pro forma	$0.21	$0.11	$(0.28)
Diluted net income (loss) per share:
As reported	$0.19	$0.11	$0.16
Pro forma	$0.19	$0.11	$(0.28)

The Company applies SFAS No. 123 in valuing options granted to consultants and estimates the fair value of such options using the Black-Scholes option-pricing model. The fair value is recorded as consulting expense as services are provided. Options granted to consultants for which vesting is contingent based on future performance are measured at their then current fair value at each period end, until vested.  The Company used the following weighted average assumptions for consultant options vesting during 2004: risk free interest rates ranging from 3.0% to 4.9%, volatility ranging from 0% to 50%, and expected lives ranging from one to five years.

Licenses and Royalties

The Company has one license and several royalty agreements with third parties. The license agreement is for the use of the trademark “Spy” for use in Japan and payments are based on a percentage of net sales. The agreement expires in March 2006 at which time the Company can acquire the trademark at a price calculated with a pre-established formula based on past royalties paid.  Royalty agreements represent agreements that the Company has with several athletes to use them in endorsing or advertising several of its products.

Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 did not have a material impact on the Company’s consolidated financial position or results of operations. In accordance with SFAS No. 144, the Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may differ. An impairment loss is recognized when the undiscounted future cash flows are less than its carrying amount.

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4 (FAS 151), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. FAS 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of FAS 151 is not expected to have a material effect on our financial position, results of operations or cash flows.

On December 16, 2004, the FASB issued SFAS No. 123R, Share-Based Payment.  SFAS No. 123R requires companies to expense the value of employee stock options and similar awards.  The cost of the awards will be measured at the fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest.  Compensation cost for awards that vest would not be reversed if the awards expire without being exercised.  When measuring fair value, companies can choose an option-pricing model like Black-Scholes or binominal models.  The effective date for public companies is interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested share based payment awards at a company’s adoption date.  The adoption of SFAS No. 123R for estimated unvested options at the adoption date is not expected to have a material effect on our consolidated financial statements.  The Company’s compensation committee is considering various options in response to this new pronouncement.  As a result, the impact to the Company’s consolidated financial statements for future share based payment awards has not been determined.

Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 and 2004 classifications. These reclassifications have no effect on reported net income.

2.             Accounts Receivable

Accounts receivable consisted of the following:

	December 31,
	2003	2004
Trade receivables	$7,892,765	$10,002,777
Less allowance for doubtful accounts	(498,711)	(567,541)
Less allowance for returns	(758,777)	(1,190,326)

	$6,635,277	$8,244,910

3.             Inventories

Inventories consisted of the following:

	December 31,
	2003	2004
Raw materials	$1,161,156	$455,029
Finished goods	5,508,151	11,359,817

	$6,669,307	$11,814,846

The Company’s inventory balances are net of an allowance for obsolescence of approximately $705,000 and $1,109,000 at December 31, 2003 and 2004, respectively.

4.             Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2003	2004
Displays	$3,220,320	$4,348,440
Molds and tooling	1,122,662	1,317,409
Computer equipment	636,982	719,379
Vehicles	571,313	645,387
Furniture and fixtures	242,907	344,182
Leasehold improvements	222,197	283,019
	6,016,381	7,657,816
Less accumulated depreciation and amortization	(2,122,943)	(3,969,909)
	$3,893,438	$3,687,907

Depreciation and amortization expense was approximately $1,048,000, $1,482,000, and $1,868,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

5.             Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2003	2004
Production and warehouse	$87,676	$723,113
Commissions	266,225	361,735
Professional fees	148,242	398,134
Compensation and benefits	396,878	381,674
Sales and marketing	71,216	185,467
Unrealized foreign currency adjustments	179,354	149,843
Other	124,976	92,210
Customer deposit	—	91,547
Rent	74,257	31,053
Sales tax	20,996	17,052
Interest	—	1,543

	$1,369,820	$2,433,371

6.             Lines of Credit

Lines of credit consisted of the following:

	December 31,
	2003	2004
Line of credit with a bank; interest at prime plus 1% (5% at December 31, 2003); secured by all of the assets of the Company excluding intellectual property rights; interest is paid monthly and the principal matures on June 5, 2005	$6,000,000	$—
Line of credit with a bank; interest at prime plus 2% (6% at December 31, 2003); secured by all of the assets of the Company excluding intellectual property rights; interest is paid monthly; consolidated with other line of credit in August 2004	1,000,000	—
Line of credit with a bank; interest at prime plus 5% (9% at December 31, 2003); secured by all of the assets of the Company excluding intellectual property rights; interest is paid monthly and the principal matured on June 30, 2004	75,000	—
	$7,075,000	$—

On December 2, 2004, the Company received from the bank a line of credit increase of $1 million.  The line increase had an interest rate of prime plus 5%, matured September 30, 2005, and if not paid by maturity, the bank would receive warrants equal to 1.5% of the Company’s fully diluted capital stock of the Company.  The line of credit increase along with all other advances on bank lines of credit were repaid in December from proceeds from the Company’s initial public offering.  At December 31, 2003 and 2004 the Company had unused lines of credit of $925,000 and $8 million, respectively.

The financial agreements contain certain financial and non-financial covenants. At December 31, 2004, management believes the Company was not in violation of any financial covenants.

The Company also has available letter of credit accommodations, with any payments made by the financial institution to any issuer thereof and/or related parties in connection with the letter of credit accommodations to constitute additional revolving loans to the Company and the amount of all outstanding letter of credit accommodations not to exceed $2.0 million. There were no outstanding letters of credit at December 31, 2003 and 2004, respectively.

7.             Notes Payable

Notes payable consisted of the following:

	December 31,
	2003	2004
Various secured convertible notes payable to stockholders and private parties; bearing interest at 6% to 12% per annum; subordinated to all claims of the bank; convertible into shares of common stock at option of holder at conversion prices ranging from $2.98 to $4.80 per share; secured by all of the assets of the Company excluding intellectual property rights; interest is paid monthly or quarterly; principal matures at various dates in 2004; one note is callable upon 30 days’ notice or completion of the Company’s initial public offering	$445,000	$—

Note payable to bank; interest at prime plus 1% (6.25% at December 31, 2004); secured by all of the assets of the Company excluding intellectual property rights; principal of approximately $10,000 plus interest is due monthly over a four-year period through March 21, 2007	406,250	291,667

	851,250	291,667
Less current portion	(570,000)	(125,000)
Long-term portion	$281,250	$166,667

Future annual maturities of notes payable are as follows:

Year Ending December 31,
2005	$125,000
2006	125,000
2007	41,667
Total	$291,667

8.             Common Stock

In December 2004, the Company sold 2,480,000 shares of common stock in an initial public offering.  The net offering proceeds after deducting expenses and costs of the offering were approximately $18.9 million.

As part of the offering, the Company's underwriters received 147,000 warrants for common stock at an exercise price of $10.50.  The warrants vest in December 2005 and expire in December 2009.

During 2004, 34,374 shares of common stock were distributed to individuals as a result of the conversion of $165,000 in notes payable.

In August and September 2004, options with respect to 184,375 shares of common stock, held by seven individuals, were exercised at prices between $1.60 and $3.20 per share, resulting in the issuance and sale of 184,375 shares of common stock, for aggregate proceeds of $360,000.

During May and June 2004, the Company sold an aggregate of 358,438 shares of common stock for total net proceeds of approximately $1,705,500.

During 2003, the Company issued 4,688 shares of common stock at $4.80 per share to a private investor. In addition, stock options for 12,500 shares were exercised at $1.60 per share. The Company also repurchased 6,100 shares of common stock from an investor at $4.00 per share.

During 2002, the Company issued 79,688 shares of common stock at $3.20 per share, and issued 10,062 shares of common stock at $4.80 per share to private investors, and converted rights to receive 28,125 shares of common stock into such number of shares of common stock at $3.20 per share. In addition, the Company issued 103,276 shares of common stock to private investors and current stockholders for the conversion of outstanding notes payable and other accrued payables in the amount of $310,548.

9.             Stock Options

In December 2004, the Board of Directors of the Company adopted, and the stockholders of the Company approved, the 2004 Stock Incentive Plan.  The plan provides for the grant of incentive stock options to employees only, and restricted stock, stock units, nonstatutory options or SARS to employees, consultants, and outside directors.  The plan is administered by the Compensation Committee.  The Committee determines the vesting period, exercise price, and other details for each award.

Prior to the adoption of the 2004 Stock Incentive Plan, the Company had periodically granted nonqualified common stock options to certain employees and officers of the Company. These stock options generally vest ratably over a five-year period and expire ratably five years after each vesting date. Generally, the exercise price of all stock options granted equaled the fair value of the common stock on the date of grant, which resulted in no compensation expense when the stock options are issued.

In August 2003, stock options exercisable for a total of 69,375 shares of common stock were issued to replace stock options expiring at that time. The replacement options were issued at the original exercise prices which were below the Company’s current stock price as determined by the Board of Directors. As a result, the Company was to record total compensation expense of $170,000 over the five year vesting period. A total of $11,000 in stock compensation expense was recorded for the year ended December 31, 2003.  The replacement options had a provision in that upon an initial public offering, all options that had not vested would become fully vested effective upon the offering.  As a result, the remaining compensation expense related to the replacement options of approximately $159,000 was recorded for the year ended December 31, 2004.

In August and September 2004, stock options exercisable for 184,375 shares of common stock were exercised for total proceeds of $360,000.

On December 13, 2004, stock options exercisable for a total of 500,000 shares of common stock were granted to certain employees, officers, and Directors under the 2004 Stock Incentive Plan.  The stock options were fully vested upon grant and expire in 10 years.  The per share exercise price of the stock options was $8.75 which equaled the fair value of the common stock on the date of grant.  As a result there was no compensation expense upon issuance of the stock options.

During 2004, the Company incurred compensation expense related to certain stock options issued to a non-employee as a result of the Company’s initial public offering and due to a change in certain options issued to an employee that had separated from the Company.  The total compensation expense that was recorded for the year ended December 31, 2004 related to these stock options was approximately $45,000.

A summary of stock option activity is as follows:

	Number of shares	Weighted average exercise price

Options outstanding at December 31, 2001	318,409	$2.24
Granted (weighted-average fair value of $0.64)	117,187	$3.20
Exercised	(7,812)	$3.20
Options outstanding at December 31, 2002	427,784	$2.40
Granted (weighted-average fair value of $1.60)	159,375	$3.68
Exercised	(12,500)	$1.60
Forfeited	(68,750)	$2.40
Options outstanding at December 31, 2003	505,909	$3.04
Granted (weighted-average fair value of $3.40)	568,437	$8.27
Exercised	(184,375)	$1.95
Options outstanding at December 31, 2004	889,971	$6.58

The following table summarizes information about stock options outstanding:

As of December 31, 2004:

	Options Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Options Exercisable
Range of Exercise Prices				Number Outstanding	Weighted Average Exercise Price
$1.60	46,875	5.33	$1.60	46,875	$1.60
$3.20	152,784	3.22	$3.20	152,784	$3.20
$4.80	190,312	3.96	$4.80	104,062	$4.80
$8.75	500,000	10.00	$8.75	500,000	$8.75
	889,971	7.30	$6.58	803,721	$6.77

10.          Income Taxes

Income tax expense (benefit) attributed to income from operations consists of:

	Year Ended December 31,
	2002	2003	2004
Current
Federal	$—	$19,000	$628,570
State	76,000	149,000	193,000
Foreign	413,000	149,000	165,000
Total	489,000	317,000	986,570

Deferred
Federal	185,000	414,000	9,000
State	(7,000)	(42,000)	(62,000)
Foreign	—	—
Total	178,000	372,000	(53,000)
Income tax provision	$667,000	$689,000	$933,570

The components that comprise deferred tax assets and liabilities at December 31, 2003 and 2004 are as follows:

	2003	2004
Deferred tax assets:
NOL carryforwards	$446,000	$—
Allowance for doubtful accounts	144,000	155,000
Compensation and vacation accrual	70,000	73,000
Unearned advertising revenue	—	1,000
Reserve for returns and allowances	241,000	382,000
Unrealized foreign currency loss	29,000	158,000
Inventory reserve	225,000	237,000
Net foreign deferred tax asset	95,000	378,000
Non-cash compensation	—	85,000
Benefit of state tax items	—	69,000
Tax credits	28,000	4,000
Gross deferred tax assets	1,278,000	1,542,000
Deferred tax liabilities:
Depreciation and amortization	(226,000)	(233,000)
Benefit of state tax items	(79,000)	—
Net deferred tax asset before valuation allowance	973,000	1,309,000
Valuation allowance	(95,000)	(378,000)
Net deferred tax asset	$878,000	$931,000

The reconciliation of computed “expected” income taxes to effective income tax expense by applying the federal statutory rate of 34% is as follows:

	2002	2003	2004
Computed “expected” tax expense	$537,000	$404,000	$592,000
State taxes, net of federal benefit	46,000	69,000	102,000
Foreign tax expense	413,000	149,000	164,000
Foreign subsidiary (income) loss	(337,000)	4,000	106,000

Foreign permanent differences	—	33,000	—
Meals and entertainment	9,000	8,000	16,000
Other, net	(1,000)	22,000	(46,430)
	$667,000	$689,000	$933,570

The change in the valuation allowance for the years ended December 31, 2002, 2003 and 2004 was an increase of $216,653, a decrease of $180,000 and an increase of $283,000, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the deferred tax assets, net of the valuation allowance, will be realized. Accordingly, the Company has recorded no valuation allowance for its U.S. operations at December 31, 2003. The Company has recorded a $95,000 and $378,000 valuation allowance for its wholly owned subsidiary, Spy Optic, S.r.l. at December 31, 2003 and 2004, respectively. At December 31, 2004, the Company had no remaining net operating loss carryforwards for federal or state income tax purposes.

11.          Employee Benefit Plans

In 1998, the Company adopted the Spy Optic 401(k) Plan (the “Plan”). The Plan covers all employees who meet the eligibility requirements of a minimum of 270 hours of service and 18 years of age. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under the provisions of the Plan, eligible participants may contribute up to 15% of their annual compensation, not to exceed the maximum legal deferral. The Company is not required to contribute to the Plan and made no contributions to the Plan during the years ended December 31, 2002, 2003 and 2004.

12.          Related Party Transactions

Vendor Purchases

The Company purchases point-of-purchase displays and other materials from a business controlled or owned by a stockholder. The total amounts purchased in 2002, 2003 and 2004 were approximately $980,000, $861,000, and $952,000, respectively.

Customer Sales

No Fear, Inc., a stockholder, owns retail stores that purchase products from the Company. Aggregated sales to these stores during 2002, 2003, and 2004 were approximately $447,000, $660,000, and $927,000, respectively. Accounts receivable due from these stores amounted to $845,000 and $243,000 at December 31, 2003 and 2004, respectively. At December 31, 2003, the receivable was included in “Due from related party” balance.  At December 31, 2004, the receivable is included in accounts receivable.  In July 2004, the Company converted the entire balance of amounts due from No Fear, Inc. along with a $400,000 loan into an interest bearing note receivable of approximately $1,605,000.  The note had a maturity date of December 31, 2005, and was personally guaranteed by three of the Company’s stockholders, one of which is one of the Company’s directors.  As part of the Company’s initial public offering, No Fear sold shares in the Company and used the proceeds to repay the note plus accrued interest.  The note plus accrued interest was repaid upon the close of our initial public offering.

Stockholders of the Company, other than No Fear, own retail stores and distribution companies that purchase products from the Company. Aggregated sales to these stores during the year ended December 31, 2002, 2003 and 2004 were approximately $305,000, $487,000, and $910,000, respectively. Accounts receivable due from these entities amounted to approximately $318,000 and $423,000 at December 31, 2003 and 2004, respectively.

Royalty Agreement

The Company has a royalty agreement with an athlete who is also a stockholder. The total royalty expense for this athlete amounted to $124,000, $161,000 and $159,000 in the years ended December 31, 2002, 2003 and 2004, respectively.

Loan

During May and June 2004, the Company loaned $400,000 to No Fear, which was recorded as “Due from related party.” Effective July 1, 2004, the Company converted the entire balance of the loan into a promissory note that was personally guaranteed by three of the Company’s stockholders, one of which is one of the Company’s directors. The note was paid in full on December 14, 2004. See a description of the note under “Customer Sales” above.

Contract Services

During the year ended December 31, 2002, the Company incurred approximately $103,000 in sales commission expense for an independent contractor that is also a stockholder of the Company. There was no expense for the years ended December 31, 2003 and 2004.

The Company has purchased T-shirts and hats from No Fear. Total purchases amounted to approximately $233,000 in 2002. There were no purchases for the years ended December 31, 2003 and 2004.

In August 2004, the Company began operating No Fear’s web site on its behalf.  In December 2004, the Company signed an agreement with No Fear to development and maintain their web site.  Products sold on the site include No Fear and Spy Optic branded products.  Under the agreement, the Company will be responsible for products purchased from No Fear to fulfill orders including shipping and insurance costs, and all web site development, hosting, and maintenance costs.  The Company must also pay No Fear a royalty of 5% on net sales.  For the year ended December 31, 2004, the Company purchased approximately $28,000 of products from No Fear to fulfill web site orders.  At December 31, 2004, the loss on this agreement was approximately $32,000 excluding other accounting and administrative costs incurred by the Company in managing the website.

In January 2004, the Company and No Fear signed an agreement with Crown Athlete Management Group, Inc. (“Crown”) to provide athlete management services. As part of the agreement, the Company and No Fear each purchased a 26% interest in Crown. In addition, the Company and No Fear each agreed to loan Crown $125,000 to be advanced in increments of $7,500 per month ($15,000 total), until the aggregate loan equaled $250,000. The loan was non-interest bearing up to the note’s maturity date of December 31, 2006 but was convertible into equity of Crown at a

10% discount. In August 2004, the Company and No Fear executed a buy-out agreement with Crown. As part of the agreement, the Company assigned its rights to receive payment of amounts previously loaned of $67,500 to No Fear plus a gain on the transaction of approximately $20,000. In addition the Company loaned No Fear $10,500 which represented the first installment on the remaining debt outstanding that No Fear had with Crown. Separately, No Fear signed a note receivable for the rights assigned of $87,500, plus the amount loaned of $10,500, totaling $98,000. The interest rate on the note was at prime plus 2%.  The note plus accrued interest was repaid upon the close of our initial public offering.

13.          Commitments and Contingencies

Operating Leases

The Company leases its principal administrative and distribution facilities under an operating lease that expires in May 2005. The Company has entered an agreement to extend the lease through December 31, 2005, with an option to extend for one year beyond that period.  The lease provides for periodic rent adjustments. The Company also leases an administrative and distribution facility in Italy under an agreement that expires in September 2009, but may be terminated by the Company prior to such time with six-months notice. Rent expense was approximately $200,000, $239,000 and $267,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Year Ending December 31,
2005	$291,872
2006	45,933
2007	35,727
2008	15,012
2009	11,259
Total	$399,803

Capital Leases

Future minimum lease payments under capital leases are as follows:

Year Ending December 31,
2005	$44,264
2006	22,187
2007	13,801
2008	2,029
Total minimum lease payments	82,281
Amount representing interest	(13,542)
Present value of minimum lease payments	68,739
Less current portion	(37,370)
Long-term portion	$31,369

The cost of equipment under capital lease obligations totaled approximately $175,000 and $142,000 at December 31, 2003 and 2004, respectively. Amortization of assets held under capital leases is included in depreciation expense.

Athlete Endorsement Contracts

The Company has entered into endorsement contracts with athletes to actively wear and endorse the Company’s products. These contracts are based on minimum annual payments and may include additional performance-based incentives and/or product-specific sales incentives.

The minimum annual contracted payments are as follows:

Year Ending December 31,
2005	$452,337
2006	248,300
2007	110,254
2008	85,000
2009	85,000
Thereafter	255,000
$1,235,891

Litigation

From time to time, the Company may be party to lawsuits in the ordinary course of business.  Some of these claims may lead to litigation.

On March 7, 2005, Oakley, Inc, a major competitor of the Company, filed a lawsuit alleging patent, trade dress and trademark infringement, unfair competition, and false designation of origin.  The lawsuit specifically identifies three of the Company’s product styles which accounted for less than 4% of the Company’s total sales for 2004.  While the Company believes that the lawsuit is without merit and that the ultimate outcome of this proceeding will not have a material adverse effect on the Company’s consolidated balance sheet and statements of income and cash flows, litigation is subject to inherent uncertainties.  The Company will seek coverage under its insurance policies with respect to these claims, although there can be no guarantee as to the extent that such coverage will be available, if at all.  The Company presently has no estimate of any potential loss or range of loss with respect to the lawsuit or any estimate as to the potential costs of defending against the lawsuit.

The Company, its directors and certain of its officers have recently been named as defendants in a stockholder class action lawsuit filed in the United States District Court for the Southern District of California. The complaint purports to seek unspecified damages on behalf of an alleged class of persons who purchased the Company's common stock pursuant to the registration statement filed in connection with the Company's public offering of stock on December 14, 2004.  The complaint alleges that the Company and its officers and directors violated federal securities laws by failing to disclose material information about the status of our European operations and whether certain of the Company's products infringe on the intellectual property rights of Oakley, Inc. in that registration statement.  The Company has not yet formally responded to this action and no discovery has been conducted. However, based on the facts presently known, management believes it has meritorious defenses to this action and intends to vigorously defend the action.  Based on the Company's insurance coverages, its costs related to this action could range from $0 to $250,000.

14.          Concentrations

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company grants unsecured credit to substantially all of its customers. Management does not believe that it is exposed to any extraordinary credit risk as a result of this policy.

The Company maintains cash balances at various financial institutions primarily located in San Diego and in Italy. Accounts at the U.S. institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 2004, the Company had approximately $11.1 million of uninsured cash based on actual U.S. bank balances. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents.

Customer

For the year ended December 31, 2002, one customer individually accounted for 10% of total net sales. For the years ended December 31, 2003 and 2004, the Company had no customers that comprised 7% or more of total net sales.

Supplier

The Company relies primarily on a single source for the supply of its eyewear products. Total purchases from this supplier amounted to approximately $5,528,000, $9,099,000 and $11,989,000 for the years ended December 31, 2002, 2003 and 2004, respectively, and represented approximately 89%, 78% and 64%, respectively, of the total eyewear related purchases. Accounts payable due to this vendor totaled $699,000 and $289,000 at December 31, 2003 and 2004, respectively. To mitigate the impact of a potential loss of this source of supply, the Company has identified and has been transitioning a portion of its eyewear product requirements to an alternate supplier, which represents a substantial portion of the Company’s remaining eyewear purchases for the years ended December 31, 2002, 2003 and 2004. Accounts payable due to this alternate supplier totaled $312,000 and $343,000 at December 31, 2003 and 2004, respectively.  In addition, in 2004, the Company purchased a substantial portion of its goggle products from an alternate supplier.  Accounts payable due to this alternate supplier at December 31, 2004 totaled $502,000.

15.          Geographic Information

The Company operated principally in two geographic areas, the United States and Italy, during the years ended December 31, 2002, 2003 and 2004. Net sales are attributed to countries based on shipping point, and therefore the U.S. column includes U.S. sales to foreign customers. There were no significant transfers between geographic areas during the period.

	2002
	U.S. (includes US and Canada)	Foreign	Consolidated
	(in thousands)

Net sales	$18,493	$3,801	$22,294
Operating income	377	1,238	1,615
Net income	333	578	911
Identifiable assets	14,577	2,996	17,573

	2003
	U.S.	Foreign	Consolidated
	(in thousands)

Net sales	$22,904	$4,500	$27,404
Operating income	1,274	59	1,333
Net income (loss)	662	(162)	500
Identifiable assets	17,404	3,637	21,041

	2004
	U.S.	Foreign	Consolidated
	(in thousands)

Net sales	$28,262	$5,301	$33,563
Operating income (loss)	2,354	(778)	1,576
Net income (loss)	1,238	(431)	807
Identifiable assets	32,650	4,874	37,524

16.          Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year ended December 31, 2004:
Net sales	$6,403	$7,648	$9,977	$9,535
Gross profit	3,239	4,501	5,358	4,935
Income (loss) before provision for income taxes	(315)	133	1,029	894
Net income (loss)	(194)	(238)	517	722
Basic net income (loss) per share	$(0.04)	$(0.05)	$0.11	$0.13
Diluted net income (loss) per share	$(0.04)	$(0.05)	$0.10	$0.13

Year ended December 31, 2003:
Net sales	$4,905	$5,909	$8,938	$7,652
Gross profit	2,466	3,740	4,408	3,604
Income (loss) before provision for income taxes	(504)	619	726	348
Net income (loss)	(289)	213	686	(110)
Basic net income (loss) per share	$(0.07)	$0.05	$0.15	$(0.02)
Diluted net income (loss) per share	$(0.07)	$0.05	$0.15	$(0.02)

17.          Subsequent Event

In January 2005, the Company sold 520,000 shares of common stock to our underwriters to cover their over-allotments as a result of our initial public offering.  The total net proceeds after offering costs of $353,000 and expenses of $16,000 amounted to approximately $4.2 million.

See Note 13 — Litigation.

Orange 21 and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

For the Years Ended December 31, 2002, 2003, and 2004

	Balance at Beginning of Year	Charges to Expense/Against Revenue	Write-Offs, Disposal, costs and other	Balance at End of Year

Allowance for doubtful accounts
Year ended December 31, 2002	$281,986	$350,978	$(312,702)	$320,262
Year ended December 31, 2003	$320,262	$349,111	$(170,662)	$498,711
Year ended December 31, 2004	$498,711	$300,470	$(231,640)	$567,541

Allowance for sales returns
Year ended December 31, 2002	$313,051	$2,440,701	$(2,228,232)	$525,520
Year ended December 31, 2003	$525,520	$2,857,797	$(2,624,540)	$758,777
Year ended December 31, 2004	$758,777	$3,524,132	$(3,092,583)	$1,190,326

Allowance for inventory reserve
Year ended December 31, 2002	$317,274	$593,171	$(445,053)	$465,392
Year ended December 31, 2003	$465,392	$615,091	$(375,471)	$705,012
Year ended December 31, 2004	$705,012	$973,029	$(569,504)	$1,108,537

Note:                   Additions to the allowance for doubtful accounts are charged to bad debt expense. Additions to the allowance for sales returns are charged against revenues. Additions to the allowance for inventory reserve is charged against cost of goods sold.

All other schedules have been omitted because they are either inapplicable or the required information has been provided in the Consolidated Financial Statements or the Notes thereto.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Annual Report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) were effective in timely making known to them material information relating to the Company required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

During the fourth fiscal quarter ended December 31, 2004, there was no change in our internal controls over financial reporting identified in connection with the evaluation described above that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

We are beginning the evaluation of our internal controls over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports.  However, in March 2005, the Securities Exchange Commission postponed the Section 404 requirement for one year for those companies not qualifying as accelerated filers as of June 30, 2005.  Inasmuch as we believe we will not be an accelerated filer at that time, we will not have to comply with the Section 404 requirement until our annual report on Form 10-K for the fiscal year ending December 31, 2006.

Item 9B.  Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item (with respect to our directors) will be contained in, and is hereby incorporated by reference from, the information under the caption “Election of Directors” contained in our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”

The information required by this item regarding compliance with Section 16(a) of the Exchange Act will be contained in, and is hereby incorporated by reference to, our 2005 Proxy Statement under the caption “Other Information-Section 16(a) Beneficial Ownership Reporting Compliance.”

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of the Audit Committee are Harry Casari, David Mitchell and Greg Theiss.  All of such members meet the independence standards established by The Nasdaq Stock Market for serving on an audit committee and the requirements under Section 10A of the Exchange Act. Our Board of Directors has determined that Mr. Casari qualifies as an “audit committee financial expert” within the meaning of such regulations.

We have adopted a Code of Ethics for Senior Officers that applies to our CEO, CFO and other key management employees (including other senior financial officers) who have been identified by the board of directors (the “Code of Ethics”).  We have also adopted a Code of Business Conduct that applies to all of our employees, officers and directors (the “Code of Business Conduct”).  A copy of each of the Code of Ethics for Senior Officers and the Code of Business Conduct are included as Exhibits 14.1 and 14.2 to this Annual Report.  The Code of Ethics and the Code of Business Conduct are also available on our website at www.orangetwentyone.com.  We will post (i) any waiver, if and when granted, to any provision of the Code of Ethics (for executive officers and directors) and (ii) any amendment to the Code of Ethics or the Code of Business Conduct on our website.

Item 11. Executive Compensation

The information required by this item will be contained in, and is hereby incorporated by reference from, our 2005 Proxy Statement under the captions “Election of Directors — Director Compensation,” “Executive Compensation,” and “Election of Directors —Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this item will be contained in, and is hereby incorporated by reference from, our 2005 Proxy Statement under the captions  “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

EQUITY COMPENSATION PLAN INFORMATION

Set forth in the table below is certain information regarding the number of shares of Common Stock that were subject to outstanding stock options or other compensation plan grants and awards as of December 31, 2004.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity compensation plans approved by security holders	889,971	$6.58	325,000
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable

Item 13. Certain Relationships and Related Transactions

The information required by this item will be contained in, and is hereby incorporated by reference from, our 2005 Proxy Statement under the caption “Certain Relationships and Related Party Transactions.”

Item 14.  Principal Accountant Fees and Services

The information required by this item will be contained in, and is hereby incorporated by reference from, our 2005 Proxy Statement under the captions “Ratification of Independent Auditors – Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures.”

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)           Documents filed as part of this report:

(1)                                  Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Orange 21 Inc., under Item 8 of Part II hereof.

(2)                                  Financial Statement Schedules

The following financial statement schedule of Orange 21 Inc. is filed as part of this Form 10-K (under Item 8 of Paragraph II hereof).

  Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

(3)                                  Exhibits

See Item 15(b) below.  Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)           Exhibits

Exhibit Number		Description of Document
3.2	*	Restated Certificate of Incorporation of the Company

3.4	*	Amended and Restated Bylaws of the Company

4.1	*	Form of Common Stock Certificate

10.1	+*	Form of Indemnification Agreement between the Company and its officers and directors

10.2	+*	2004 Stock Incentive Plan of the Company

10.3	*	Corporate Services Agreement by and between the Company and No Fear, Inc. dated as of October 1, 2004

10.4	*	Loan and Security Agreement by and between Comerica Bank-California and Spy Optic, Inc. dated as of October 5, 2001

10.5	*	First Amendment to Loan and Security Agreement by and between Comerica Bank-California and Spy Optic, Inc. dated as of July 17, 2002

10.6	*	Second Amendment to Loan and Security Agreement by and between Comerica Bank-California and Spy Optic, Inc. dated as of March 21, 2003

10.7	*	Third Amendment to Loan and Security Agreement by and between Comerica Bank-California and Spy Optic, Inc. dated as of August 14, 2003

10.8	*	Fourth Amendment to Loan and Security Agreement by and between Comerica Bank-California and Spy Optic, Inc. dated as of November 26, 2003

10.9	*	Fifth Amendment to Loan and Security Agreement by and between Comerica Bank-California dated as of December 16, 2003

10.10	*	Sixth Amendment to Loan and Security Agreement by and between Comerica Bank dated as of August 5, 2004

10.11	*	Sublease Agreement by and between Harris Corporation and Spy Optic, Inc. dated as of September 18, 2002

10.12	*	Preliminary Commercial Lease Contract by and among Giudici Stefano, Giudici Sandro and Spy Optic, S.r.l. dated as of March 4, 2003

10.13	*	Limited Exclusive Supply Agreement by and between Spy Optic, Inc. and LEM S.R.L. dated as of November 19, 2004

10.14	+*	Employment Agreement by and between Spy Optic, Inc. and Barry Buchholtz dated as of January 1, 2002

10.15	*	Website Services Agreement by and between the Company and No Fear, Inc. dated December 17, 2004

10.16	*	Premium Dealer Agreement by and between Spy Optic, Inc. and No Fear, Inc. dated as of September 9, 2004

14.1		Code of Ethics for Senior Officers

14.2		Code of Business Conduct

Exhibit Number	Description of Document
21.1	Subsidiaries of the Company.

23.1	Consent of Mayer Hoffman McCann P.C. Independent Registered Certified Public Accountants.

23.2	Consent of Nation Smith Hermes Diamond, APC Independent Registered Certified Public Accountants

24.1	Power of Attorney (see signature page of this Annual Report)

31.1	Rule 13a-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a) certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.§1350)

32.2	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.§1350)

*  Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-1 (File No. 333-119024) declared effective by the U.S. Securities and Exchange Commission on December 13, 2004.

+  Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orange 21 Inc.

Date: March 30, 2005
	By	/s/ Barry Buchholtz
Barry Buchholtz
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Barry Buchholtz and Michael Brower, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Barry Buchholtz	Chief Executive Officer (Principal	March 30, 2005
Barry Buchholtz	Executive Officer) and Director

/s/ Michael Brower	Chief Financial Officer (Principal Financial	March 30, 2005
Michael Brower	and Accounting Officer), Secretary and
Treasurer

/s/ Mark Simo	Chairman of the Board of Directors	March 30, 2005
Mark Simo

/s/ Harry Casari	Director	March 30, 2005
Harry Casari

/s/ David Mitchell	Director	March 30, 2005
David Mitchell

Director
Roger Penske, Jr.

/s/ Greg Theiss	Director	March 30, 2005
Greg Theiss

/s/ Jeffrey Theodosakis	Director	March 30, 2005
Jeffrey Theodosakis

Exhibit Index

Exhibit Number		Description of Document
3.2	*	Restated Certificate of Incorporation of the Company

3.4	*	Amended and Restated Bylaws of the Company

4.1	*	Form of Common Stock Certificate

10.1	+*	Form of Indemnification Agreement between the Company and its officers and directors

10.2	+*	2004 Stock Incentive Plan of the Company

10.3	*	Corporate Services Agreement by and between the Company and No Fear, Inc. dated as of October 1, 2004

10.4	*	Loan and Security Agreement by and between Comerica Bank-California and Spy Optic, Inc. dated as of October 5, 2001

10.5	*	First Amendment to Loan and Security Agreement by and between Comerica Bank-California and Spy Optic, Inc. dated as of July 17, 2002

10.6	*	Second Amendment to Loan and Security Agreement by and between Comerica Bank-California and Spy Optic, Inc. dated as of March 21, 2003

10.7	*	Third Amendment to Loan and Security Agreement by and between Comerica Bank-California and Spy Optic, Inc. dated as of August 14, 2003

10.8	*	Fourth Amendment to Loan and Security Agreement by and between Comerica Bank-California and Spy Optic, Inc. dated as of November 26, 2003

10.9	*	Fifth Amendment to Loan and Security Agreement by and between Comerica Bank-California dated as of December 16, 2003

10.10	*	Sixth Amendment to Loan and Security Agreement by and between Comerica Bank dated as of August 5, 2004

10.11	*	Sublease Agreement by and between Harris Corporation and Spy Optic, Inc. dated as of September 18, 2002

10.12	*	Preliminary Commercial Lease Contract by and among Giudici Stefano, Giudici Sandro and Spy Optic, S.r.l. dated as of March 4, 2003

10.13	*	Limited Exclusive Supply Agreement by and between Spy Optic, Inc. and LEM S.R.L. dated as of November 19, 2004

10.14	+*	Employment Agreement by and between Spy Optic, Inc. and Barry Buchholtz dated as of January 1, 2002

10.15	*	Website Services Agreement by and between the Company and No Fear, Inc. dated December 17, 2004

10.16	*	Premium Dealer Agreement by and between Spy Optic, Inc. and No Fear, Inc. dated as of September 9, 2004

14.1		Code of Ethics for Senior Officers

14.2		Code of Business Conduct

21.1		Subsidiaries of the Company.

23.1		Consent of Mayer Hoffman McCann P.C. Independent Registered Certified Public Accountants.

23.2		Consent of Nation Smith Hermes Diamond, APC Independent Registered Certified Public Accountants

Exhibit Number	Description of Document
24.1	Power of Attorney (see signature page of this Annual Report)

31.1	Rule 13a-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a) certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.§1350)

32.2	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.§1350)

*  Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-1 (File No. 333-119024) declared effective by the U.S. Securities and Exchange Commission on December 13, 2004.

+  Management contract or compensatory plan or arrangement