Form 10-Q
period 2005-03-31
Orange 21 Inc.
filed 2005-05-16
CIK 932372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of April 25, 2005, there were 8,012,483 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

ORANGE 21 INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	March 31, 2005
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$11,476,828	$3,336,720
Short-term investments	—	10,907,191
Accounts receivable—net	8,244,910	6,458,807
Inventories	11,814,846	13,111,937
Prepaid expenses and other current assets	1,073,181	1,841,272
Income taxes receivable	—	97,859
Deferred income taxes	1,074,000	857,000
Total current assets	33,683,765	36,610,786
Property and equipment—net	3,687,907	3,863,641

Intangible assets, net of accumulated amortization of $318,332 (2004) and $332,521 (2005)	152,543	192,517
Deferred income taxes	—	173,000

Total assets	$37,524,215	$40,839,944
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of notes payable	$125,000	$125,000
Current portion of capitalized leases	37,370	37,041
Accounts payable	2,243,955	2,584,549
Accrued expenses and other liabilities	2,433,371	2,356,948
Income taxes payable	443,619	—
Total current liabilities	5,283,315	5,103,538
Notes payable, less current portion	166,667	135,417
Capitalized leases, less current portion	31,369	22,225
Deferred income taxes	143,000	—
Total liabilities	5,624,351	5,261,180
Commitments and contingencies
Stockholders’ equity
Preferred stock; par value $0.0001; 5,000,000 authorized	—	—
Common stock; par value $0.0001; 100,000,000 shares authorized; 7,491,218 and 8,012,483 shares issued and outstanding at 2004 and 2005, respectively	747	799
Additional paid-in capital	31,655,426	35,840,787
Accumulated other comprehensive income	437,673	426,221
Accumulated deficit	(193,982)	(689,043)
Total stockholders’ equity	31,899,864	35,578,764
	$37,524,215	$40,839,944

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2004	2005
Net sales	$6,403,416	$8,472,553
Cost of sales	3,244,365	4,397,694
Gross profit	3,159,051	4,074,859
Operating expenses
Sales and marketing	2,265,365	2,868,516
General and administrative	984,526	1,299,926
Shipping and warehousing	162,360	292,189
Research and development	89,051	136,075
Total operating expenses	3,501,302	4,596,706
Loss from operations	(342,251)	(521,847)
Other (expense) income
Interest (expense) income— net	(121,284)	64,111
Foreign currency transaction gain (loss)	82,667	(132,274)
Other expense—net	(14,968)	(4,051)
Total other expense	(53,585)	(72,214)
Loss before income taxes	(395,836)	(594,061)
Income tax benefit	(48,000)	(99,000)
Net loss	$(347,836)	$(495,061)
Net loss per common share
Basic	$(0.08)	$(0.06)
Diluted	$(0.08)	$(0.06)
Weighted average common shares outstanding
Basic	4,434,067	8,012,483
Diluted	4,434,067	8,012,483

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2004	2005

Cash flows from operating activities
Net loss	$(347,836)	$(495,061)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	444,243	503,057
Deferred income taxes	—	(99,000)
Provision for bad debts	62,164	(42,250)
Stock-based compensation	8,500	—
Change in operating assets and liabilities:
Accounts receivable	1,633,423	1,828,353
Inventories	430,807	(1,297,091)
Prepaid expenses and other current assets	(241,965)	(768,091)
Due from related party	(169,512)	—
Accounts payable	(641,405)	340,594
Accrued expenses and other liabilities	(210,146)	(76,423)
Income tax payable/receivable	(20,303)	(541,478)
Net cash provided by (used in) operating activities	947,970	(647,390)
Cash flows from investing activities
Purchases of fixed assets	(218,248)	(519,202)
Purchases of fixed assets from related parties	(225,895)	(145,399)
Purchases of short-term investments	—	(11,411,051)
Maturities and sales of short-term investments	—	500,000
Purchases of intangibles	(3,528)	(54,164)
Net cash used in investing activities	(447,671)	(11,629,816)
Cash flows from financing activities
Line of credit borrowings	400,000	—
Line of credit repayments	(950,000)	—
Principal payments on notes payable	(31,250)	(31,250)
Principal payments on capital leases	(11,467)	(9,473)
Proceeds from sale of common stock	—	4,181,363
Proceeds from exercise of stock options	—	4,050
Net cash (used in) provided by financing activities	(592,717)	4,144,690
Effect of exchange rate changes on cash and cash equivalents	(11,268)	(7,592)
Net decrease in cash and cash equivalents	(103,686)	(8,140,108)
Cash and cash equivalents at beginning of period	581,207	11,476,828
Cash and cash equivalents at end of period	$477,521	$3,336,720
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$118,639	$5,924
Income taxes	$—	$545,000

The accompanying notes are an integral part of these consolidated financial statements.

Non-cash Investing and Financing Activities:

The Company converted $25,000 of notes payable into common stock during the three months ended March 31, 2004.

ORANGE 21  INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

The accompanying unaudited consolidated financial statements of Orange 21 Inc. and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring items, considered necessary for a fair presentation of the consolidated balance sheet as of March 31, 2005, and the consolidated statements of operations and cash flows for the three month periods ended March 31, 2004 and 2005.  The results of the operations for the three month period ended March 31, 2005 are not necessarily indicative of the results of operations for the entire year ending December 31, 2005.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations and the Company’s financial statements and notes thereto included in the Orange 21 Inc. 2004 Form 10-K.

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

2.             Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which will be effective for the Company’s first quarterly reporting period in 2006. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The new standard requires that the compensation cost relating to share-based payments be recognized in financial statements at fair value. As such, reporting employee stock options under the intrinsic value-based method prescribed by APB No. 25 will no longer be allowed. The Company has historically elected to use the intrinsic value method and has not recognized expense for employee stock options granted. The Company has not yet determined the impact that adopting SFAS No. 123R will have on the financial results of the Company in future periods.

In December 2004, the FASB staff issued FASB Staff Position (“FSP”) SFAS No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, to provide guidance on the application of SFAS No. 109 to the provision within the American Jobs Creation Act of 2004 (the “Act”) that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturer’s deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. A special deduction is accounted for by recording the benefit of the deduction in the year in which it can be taken in the Company’s tax return, and not by adjusting deferred tax assets and liabilities in the period of the Act’s enactment (which would have been done if the deduction on qualified production activities were treated as a change in enacted tax rates). The proposed FSP also reminds companies that the special deduction should be considered by an enterprise in (a) measuring deferred taxes when the enterprise is subject to graduated tax rates and (b) assessing whether a valuation allowance is necessary as required by SFAS No. 109. The FSP is effective upon issuance. In accordance with the FSP, the Company will record the benefit, if any, of the tax deduction in the year in which the deduction becomes available.

In December 2004, the FASB staff issued FSP FAS No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, to provide accounting and disclosure guidance for the repatriation provisions included in the Act. The Act introduced a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. As a result, an issue has arisen as to whether an enterprise should be allowed additional time beyond the financial reporting period in which the Act was enacted to evaluate the effects of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The FSP is effective upon issuance. The Company has not yet completed its evaluation of this aspect of the Act and will complete its review in connection with the preparation of its 2004 corporate tax returns.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 to provide public companies additional guidance in applying the provisions of SFAS No. 123(R).  Among other things, the SAB describes the staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123(R) with certain existing staff guidance.  SAB No. 107 should be applied upon the adoption of SFAS No. 123(R).

3.             Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company’s investments, which generally have maturities between three and twelve months at time of acquisition, are considered short-term.  Cash, cash equivalents and short-term investments consist primarily of corporate obligations such as commercial paper and corporate bonds, but also include government agency notes, certificates of deposit, bank time deposits and institutional money market funds.

All of the Company’s short-term investments have contractual maturities of twelve months or less at the time of acquisition.  Because of the short term to maturity, and hence relative price insensitivity to changes in market interest rates, cost approximates fair value for all these securities.  Unrealized losses were $0 and $4,000 at March 31, 2004 and 2005, respectively.

4.             Derivative Financial Instruments

The Company periodically enters into foreign currency forward contracts for a portion of its anticipated purchases denominated in foreign currencies to hedge price changes associated with fluctuations in market prices. All derivatives are recorded on the consolidated balance sheet at their fair value. As the Company’s forward contracts do not qualify for hedge accounting, changes in the fair value of the Company’s forward contracts are recorded in the accompanying consolidated statements of operations. For the three months ended March 31, 2004 and 2005, the Company recorded an unrealized loss on its foreign currency hedge contracts of ($96,000) and ($77,000), respectively.  This amount is included in the foreign currency transaction gain (loss) on the consolidated statements of operations.

5.             Loss Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the reporting period.  Loss per share assuming dilution is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding.  For the three months ended March 31, 2004 and 2005, the Company has excluded all stock options and warrants from the calculation of diluted loss per share because the effect of those securities would be anti-dilutive for these periods.  The total number of potential common shares excluded from the calculation of diluted loss per share was 574,346 and 888,706 for the three months ended March 31, 2004 and 2005, respectively.

6.             Stock Based Compensation

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

If compensation cost for the Company’s stock options had been determined based on their fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net loss would have been adjusted to the pro forma amounts indicated below:

	Three months ended March 31,
	2004	2005
Net loss, as reported	$(347,836)	$(495,061)
Pro forma stock-based compensation	(6,025)	(3,450)
Pro forma net loss	$(353,861)	$(498,511)

Basic net loss per share:
As reported	$(0.08)	$(0.06)
Pro forma	$(0.08)	$(0.06)
Diluted net loss per share:
As reported	$(0.08)	$(0.06)
Pro forma	$(0.08)	$(0.06)

The Company applies SFAS No. 123 in valuing options granted to consultants and estimates the fair value of such options using the Black-Scholes option-pricing model. The fair value is recorded as consulting expense as services are provided. Options granted to consultants for which vesting is contingent based on future performance are measured at their then current fair value at each period end, until vested.  The Company used the following weighted average assumptions for consultant options vesting during 2004: risk free interest rates ranging from 3.0% to 4.9%, volatility ranging from 0% to 50%, and expected lives of five years.

7.             Accounts Receivable

Accounts receivable consisted of the following:

	December 31, 2004	March 31, 2005
Trade receivables	$10,002,777	$7,885,724
Less allowance for doubtful accounts	(567,541)	(489,086)
Less allowance for returns	(1,190,326)	(937,831)

	$8,244,910	$6,458,807

8.             Inventories

Inventories consisted of the following:

	December 31, 2004	March 31, 2005
Raw materials	$455,029	$335,523
Finished goods	11,359,817	12,776,414

	$11,814,846	$13,111,937

The Company’s inventory balances are net of an allowance for obsolescence of approximately $1,109,000 and $1,205,000 at December 31, 2004 and March 31, 2005, respectively.

9.                                      Financing Arrangements

Lines of credit

The Company’s line of credit with Comerica Bank allows for borrowings up to $8 million and matures in June 2005.  The Company believes that it will be able to extend or replace its existing credit facility prior to its maturity without significant changes in terms.  At December 31, 2004 and March 31, 2005, amounts outstanding under lines of credit were zero.

The Company also has available letter of credit accommodations, with any payments made by the financial institution to any issuer thereof and/or related parties in connection with the letter of credit accommodations to constitute additional revolving loans to the Company and the amount of all outstanding letter of credit accommodations not to exceed $2.0 million. There were no outstanding letters of credit at December 31, 2004 and March 31, 2005, respectively.

Notes Payable

Notes payable consisted of the following:

	December 31, 2004	March 31, 2005
Note payable to bank; interest at prime (5.75% at March 31, 2005); secured by all of the assets of the Company excluding intellectual property rights; principal of approximately $10,000 plus interest is due monthly over a four-year period through March 21, 2007	$291,667	$260,417

Less current portion	(125,000)	(125,000)
Long-term portion	$166,667	135,417

The financial agreements contain certain financial and non-financial covenants. At December 31, 2004 and March 31, 2005, management believes the Company was not in violation of any financial covenants.

10.          Common Stock

In January 2005, the Company sold 520,000 shares of common stock to cover over-allotments as a result of the Company’s initial public offering.  Net proceeds after offering costs of $353,000 and expenses of $16,000 amounted to approximately $4.2 million.  In addition, 1,265 shares were issued due to stock options exercised.

11.          Commitments and Contingencies

Operating Leases

The Company leases its principal administrative and distribution facilities under an operating lease that expires in May 2005. The Company intends to enter into an agreement to extend the lease at a minimum through December 31, 2005, with an option to extend beyond that period.  The Company also leases an administrative and distribution facility in Italy under an agreement that expires in September 2009, but may be terminated by the Company prior to such time with six-months notice. Rent expense was approximately $65,000 and $86,000 for the three months ended March 31, 2004 and 2005, respectively.

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

The Company, its directors and certain of its officers have recently been named as defendants in two stockholder class action lawsuits filed in the United States District Court for the Southern District of California. The complaints purport to seek unspecified damages on behalf of an alleged class of persons who purchased the Company’s common stock pursuant to the registration statement filed in connection with the Company’s public offering of stock on December 14, 2004.  The complaints allege that the Company and its officers and directors violated federal securities laws by failing to disclose material information about the status of its European operations and whether certain of the Company’s products infringe on the intellectual property rights of Oakley, Inc. in that registration statement.  The Company has not yet formally responded to this action and no discovery has been conducted. However, based on the facts presently known, management believes it has meritorious defenses to this action and intends to vigorously defend the action.  Based on the Company’s insurance coverages, its costs related to defending this action could be as high as $250,000.

12.          Related Party Transactions

Vendor Purchases

The Company purchases point-of-purchase displays and other materials from a business controlled or owned by a stockholder. The total amounts purchased for the three months ended March 31, 2004 and 2005 were approximately $478,000 and $510,000, respectively.  For the three months ended March 31, 2004 and 2005 the Company capitalized approximately $226,000 and $145,000, respectively of these purchases.

Customer Sales

No Fear, Inc., a stockholder, owns retail stores that purchase products from the Company. Aggregated sales to these stores during the three months ended March 31, 2004 and 2005 were approximately $168,000, and $99,000, respectively. Accounts receivable due from these stores amounted to $243,000 and $109,000 at December 31, 2004 and March 31, 2005, respectively.

Stockholders of the Company own retail stores and distribution companies that purchase products from the Company. Aggregated sales to these stores during the three months ended March 31, 2004 and 2005 were approximately $191,000 and $274,000, respectively. Accounts receivable due from these entities amounted to approximately $423,000 and $322,000 at December 31, 2004 and March 31, 2005, respectively.

Contract Services

In August 2004, the Company began operating No Fear’s web site on its behalf.  In December 2004, the Company signed an agreement with No Fear to develop and maintain its web site.  Products sold on the site include No Fear and Spy Optic branded products.  Under the agreement, the Company will be responsible for products purchased from No Fear to fulfill orders including shipping and insurance costs, and all web site development, hosting, and maintenance costs.  The Company must also pay No Fear a royalty of 5% on net sales.  For the three months ended March 31, 2004 and 2005, the Company purchased approximately $0 and $9,000 respectively, of products from No Fear to fulfill web site orders.  At March 31, 2004 and 2005, the operating loss on this agreement was approximately $0 and $23,000 respectively, excluding other accounting and administrative costs incurred by the Company in managing the web site.

On May 11, 2005, the Company and No Fear, Inc. mutually agreed to terminate this agreement effective June 30, 2005.

13.          Geographic Information

The Company operated principally in two geographic areas, the United States and Italy, during the three months ended March 31, 2004 and 2005. Net sales are attributed to countries based on shipping point, and therefore the U.S. column includes U.S. sales to foreign customers. There were no significant transfers between geographic areas during the period.

	Three months ended March 31, 2004
	U.S.	Foreign	Consolidated
	(in thousands)

Net sales	$5,518	$885	$6,403
Operating income (loss)	106	(448)	(342)
Net income (loss)	(69)	(279)	(348)
Identifiable assets	15,744	3,395	19,139

	Three months ended March 31, 2005
	U.S.	Foreign	Consolidated
	(in thousands)

Net sales	$7,112	$1,361	$8,473

Operating loss	(330)	(192)	(522)

Net loss	(169)	(326)	(495)
Identifiable assets	35,115	5,725	40,840

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion includes the operations of Orange 21 Inc. and its subsidiaries for each of the periods discussed.

We design, develop and market premium products for the action sports and youth lifestyle markets. Our principal products, sunglasses and goggles, are marketed under our brand, Spy Optic. These products target the action sports market, including surfing, skateboarding and snowboarding, and the youth lifestyle market within fashion, music and entertainment. We have built our Spy brand by developing innovative, proprietary products that utilize high-quality materials, handcrafted manufacturing processes and engineered optical lens technology to convey performance, style, quality and value. We sell our products in approximately 4,600 retail locations in the United States and internationally through approximately 2,500 retail locations serviced by us and our international distributors. We have developed strong relationships with key multi-store action sport and youth lifestyle retailers in the United States, such as Cycle Gear, Inc., No Fear, Inc., Pacific Sunwear of California, Inc., Tilly’s Clothing, Shoes & Accessories and Zumiez, Inc., and a strategically selective collection of specialized surf, skate, snow, BMX, mountain bike and motocross stores.

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

Critical Accounting Policies and Certain Risks and Uncertainties

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

Reserve for Refunds and Returns

We reserve for estimated future refunds and returns at the time of shipment based upon historical data. We adjust reserves as we consider necessary. We make judgments as to our ability to collect outstanding receivables and provide allowances for anticipated bad debts and refunds. Provisions are made based upon a review of significant outstanding invoices and overall quality and age of those invoices not specifically reviewed. In determining the provision for invoices not specifically reviewed, we analyze collection experience, customer credit-worthiness and current economic trends. If the data used to calculate these allowances does not reflect our future ability to collect outstanding receivables, an adjustment in the reserve for bad debts and refunds may be required.

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

Research and Development

We expense research and development costs as incurred. We capitalize product molds and tooling and depreciate these costs over the estimated useful life of the asset.

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

Vulnerability Due to Supplier Concentrations

We rely on a single source for the supply of several product components, including the uncoated lens blanks from which substantially all of its sunglass lenses are cut. In the event of the loss of its source for lens blanks, we have identified an alternate source that may be available, and may also manufacture some portion of its lenses directly. The effect of the loss of any of these sources (including any possible disruption in business) will depend primarily upon the length of time necessary to find a suitable alternative source and could have a material adverse impact on our business. There can be no assurance that, if necessary, an additional source of supply for lens blanks or other critical materials could be located or developed in a timely manner. If we were to lose the source for its lens blanks or other critical materials, it could have a materially adverse effect on our business.

Commitments and Contingencies

We have entered into operating leases, primarily for facilities, and have commitments under endorsement contracts with selected athletes and others who endorse the our products.

Results of Operations

Three Months Ended March 31, 2005 and 2004

Net Sales

Net sales increased 33% to $8.5 million for the three months ended March 31, 2005 from $6.4 million for the three months ended March 31, 2004.  The increase in net sales was the result of the introduction of several new styles and expanded domestic and international distribution. Based on attributing sales using customer location instead of point of shipping, net sales increased in the United States by $1.4 million, or 27%.  Net sales increased in the rest of the world by approximately $695,000, or 52%, based upon an increase in sales of our products in Canada of $233,000 and $462,000 in other countries.  Approximately 6% of the international sales growth was attributable to a weaker U.S dollar.  Net sales in the United States represented 76% and 79% of total net sales for the three months ended March 31, 2005 and 2004, respectively.  Net sales in the rest of the world represented 24% and 21% of total net sales for the three months ended March 31, 2005 and 2004, respectively. Sunglass unit shipments increased 19% with a 10% increase in the average sales price.  Goggle unit shipments increased 28% with no increase in the average sales price. The sales mix on a dollar basis for the three months ended March 31, 2005 was 69% for sunglasses, 24% for goggles and 7% for apparel and accessories. The sales mix on a dollar basis for the three months ended March 31, 2004 was 67% for sunglasses, 24% for goggles and 9% for apparel and accessories.

Cost of Sales and Gross Profit

Gross profit increased 29% to $4.1 million for the three months ended March 31, 2005 from $3.2 million for the three months ended March 31, 2004. The increase in absolute dollars was due primarily to the increase in sales volume. As a percentage of net sales, gross profit was 48% for the three months ended March 31, 2005, as compared to 49% for the three months ended March 31, 2004.  As a percentage of net sales, the decrease in gross profit was due primarily to increased product costs from purchasing products in euros and an increase in close out sales.

Sales and Marketing Expense

Sales and marketing expense increased 27% to $2.9 million for the three months ended March 31, 2005 from $2.3 million for the three months ended March 31, 2004. The increase in sales and marketing expense primarily was due to increased sales and marketing compensation and related payroll taxes of $170,000, increased commission expense of $149,000 due to the period over period sales increase, increased payments to athletes pursuant to endorsement agreements of $34,000, and increased point-of-purchase and sales display expenses of $179,000.  As a percentage of net sales, sales and marketing expense was 34% and 35% for the three months ended March 31, 2005 and 2004, respectively.

General and Administrative Expense

General and administrative expense increased 32% to $1.3 million for the three months ended March 31, 2005 from $1.0 million for the three months ended March 31, 2004. The increase in general and administrative expense primarily was due to increases in wages and related payroll taxes of $87,000, increased costs of being a public company including legal and accounting fees of $181,000, franchise taxes of $53,000, board fees of $32,000, and investor relations expenses of $29,000. This was offset by a reduction in bad debt reserves of $105,000 and consulting expenses of $51,000 As a percentage of net sales, general and administrative expense remained unchanged at 15% for each of the three months ended March 31, 2005 and 2004.

Shipping and Warehousing Expense

Shipping and warehousing expense increased 80% to $292,000 for the three months ended March 31, 2005 from $162,000 for the three months ended March 31, 2004. The increase was due primarily to increased compensation and related payroll taxes of $23,000, increased temporary labor of $60,000, and an increase in third-party warehousing expenses of $16,000.  As a percentage of net sales, shipping and warehousing expense remained relatively unchanged at 3% for each of the three months ended March 31, 2005 and 2004.

Research and Development Expense

Research and development expense increased 53% to $136,000 for the three months ended March 31, 2005 from $89,000 for the three months ended March 31, 2004. The increase was due primarily to increased increased consulting fees of $37,000. As a percentage of net sales, research and development expense was 2% for the three months ended March 31, 2005, up from 1% for the three months ended March 31, 2004.

Other (Expense) Income

Other expense was $72,000 for the three months ended March 31, 2005 compared to other expense of $54,000 for the three months ended March 31, 2004. The decrease in other expense was due primarily to interest income of $64,000 for the three months ended March 31, 2005 compared to net interest expense of $121,000 due to a pay down on the Company’s lines of credit in 2005 and large balances of cash and investments as a result of the offering, and foreign currency loss of $132,000 for the three months ended March 31, 2005 compared to a foreign currency gain of $83,000 for the three months ended March 31, 2004 due to a mark to market of outstanding forward contracts and revaluation of intercompany payables.

Income Tax Provision

The income tax benefit for the three months ended March 31, 2005 was $99,000 compared to $48,000 for the three months ended March 31, 2004.  The Company’s effective tax rate for the three months ended March 31, 2005 was 17% compared to 12% for the three months ended March 31, 2004.

Net Loss

The Company’s net loss increased 42% to $495,000 for the three months ended March 31, 2005 from $348,000 for the three months ended March 31, 2004.  The increase in the net loss was due primarily to an increase in loss from operations of $180,000 due primarily to lower gross margins and increased operating expenses, primarily sales and marketing and general and administrative.

Liquidity and Capital Resources

The Company historically has financed its operations primarily through sales of common stock and borrowings under its credit facilities and from private lenders.  The Company’s principal sources of liquidity are its cash and lines of credit, as well as cash flow it generates from operations. At both December 31, 2004 and March 31, 2005, the Company had unused lines of credit of $8 million.

Cash provided by or used in operating activities consists primarily of net income adjusted primarily for certain non-cash items including depreciation, amortization, deferred income taxes, provision for bad debts, stock compensation expense and the effect of changes in working capital and other activities. Cash used in operating activities for the three months ended March 31, 2005 was $647,000 and consisted of a net loss of $495,000, adjustments for non-cash items of approximately $362,000, and $514,000 used by working capital and other activities. Working capital and other activities consisted primarily of a decrease in accounts receivable of $1.8 million due primarily to cash collections, an increase in inventory of $1.3 million due primarily to purchases related to our new product lines, a net increase in accounts payable and accrued liabilities of $264,000, offset by an increase in prepaid expenses of $768,000 due to prepayments related to point-of purchase displays and production deposits, and a decrease in the income tax payable due primarily to payments related to our U.S. tax liabilities of $541,000.

Cash provided by operating activities for the three months ended March 31, 2004 was $948,000 and consisted of a net loss of $348,000, adjustments for non-cash items of $515,000, and $781,000 provided by working capital and other activities. Working capital and other activities consisted primarily of a decrease in accounts receivable of $1.6 million due cash collections, a decrease in inventory of $431,000, offset by an increase in prepaid expenses of $242,000 and an increase in accounts payable and accrued liabilities of $852,000 due to increased sales and operating expenses.

Cash used in investing activities for the three months ended March 31, 2005 was $11.6 million and was attributable primarily to short-term investments made primarily from the proceeds of the Company’s offering of $10.9 million, and capital expenditures of $665,000.  Capital expenditures were for the purchase of retail point-of-purchase displays, box vans, and other corporate assets.  Cash used in investing activities for the three months ended March 31, 2004 was $448,000, due primarily to capital expenditures of $444,000. Capital expenditures were for the purchase of retail point-of-purchase displays and other corporate assets.

Cash provided by financing activities for the three months ended March 31, 2005 was $4.1 million and was due primarily to the sale of common stock to cover over -allotments as a result of the Company’s offering.  Cash used by financing activities for the three months ended March 31, 2004 was $593,000 due primarily to net payments on our bank lines of credit of $450,000 payments on private lender debt of $31,000.

At March 31, 2005 working capital was $31.5 million compared to $28.4 million at December 31, 2004, a 5% increase.   Working capital may vary from time to time as a result of seasonality, and changes in accounts receivable and inventory levels.  Accounts receivable balances, less allowance for doubtful accounts and sales returns were $6.5 million at March 31, 2005, compared to $8.2 million at December 31, 2004.  Accounts receivable days outstanding at March 31, 2005 was 78 compared to 81 at December 31, 2004.  Inventories increased to $13.1 million at March 31, 2005  compared to $11.8 million at December 31, 2004.  This reflects greater inventory levels to support 2005 product launches and sales growth.  Quarterly inventory turns were 1.44, up slightly from 1.41 at December 31, 2004.

Credit Facilities

The Company’s line of credit with Comerica Bank allows for borrowings up to $8 million and matures in June 2005.  At December 31, 2004 and March 31, 2005, amounts outstanding under lines of credit amounted were zero.

The Company also has a term loan with Comerica with a balance of approximately $260,000 at March 31, 2005, which matures in March 2007.  Amounts outstanding under this loan are due on a monthly basis for the term of the loan.

All of our loan facilities and term loans with Comerica described above are secured by all of our assets, excluding our intellectual property.  We also have agreed to various financial and non-financial covenants.  At December 31, 2004 and March 31, 2005 we were in compliance with all covenants.

The Company also has a foreign exchange facility in the amount of $750,000, which provides up to $7.5 million in purchases of foreign exchange contracts.  This foreign exchange facility is due to mature in June 2005. As of March 31, 2005, our total outstanding currency contracts under this facility in to U.S. dollars was $5.4 million.  This represents approximately 4.1 million Euro foreign currency contracts at March 31, 2005.

Deferred Taxes

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the deferred tax assets, net of the valuation allowance, will be realized. Accordingly, the Company has recorded no valuation allowance for its U.S. operations at

December 31, 2004 and March 31, 2005.  The Company has recorded a valuation allowance of $378,000 for its wholly owned subsidiary, Spy S.r.l. at December 31, 2004 and March 31, 2005.

Backlog

Historically, purchases of sunglass and motocross eyewear products have not involved significant pre-booking activity.  Purchases of our snow goggle products are generally pre-booked and shipped primarily from August to October. At March 31, 2004 and 2005 we had a backlog, including backorders (merchandise remaining unshipped beyond its scheduled shipping date), of approximately $665,000 and $1.3 million, respectively.

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

Inflation

The Company does not believe inflation has a material impact on the Company’s operations in the past, although there can be no assurance that this will be the case in the future.

Forward-Looking Statements

This document contains certain statements of a forward-looking nature. Such statements are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including but not limited to growth and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “believe,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to: risks related to the Company’s ability to manage rapid growth; risks related to the limited visibility of future sunglass orders; the ability to identify qualified manufacturing partners; the ability to coordinate product development and production processes with those partners; the ability of those manufacturing partners and the Company’s internal production operations to increase production volumes on raw materials and finished goods in a timely fashion in response to increasing demand and enable the Company to achieve timely delivery of finished goods to its retail customers; the ability to provide adequate fixturing to existing and future retail customers to meet anticipated needs and schedules; the Company’s ability to expand distribution channels and its own retail operations in a timely manner; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; a weakening of economic conditions could continue to reduce or further reduce demand for products sold by the Company and could adversely affect profitability; further terrorist acts, or the threat thereof, could continue to adversely affect consumer confidence and spending, could interrupt production and distribution of product and raw materials and could, as a result, adversely affect the Company’s operations and financial performance; the ability of the Company to integrate acquisitions and licensing arrangements without adversely affecting operations; the ability to continue to develop and produce innovative new products and introduce them in a timely manner; the acceptance in the marketplace of the Company’s new products and changes in consumer preferences; reductions in sales of products, either as the result of economic or other conditions or reduced consumer acceptance of a product, could result in a buildup of inventory; the ability to source raw materials and finished products at favorable prices to the Company; foreign currency exchange rate fluctuations; earthquakes or other natural disasters concentrated in California where a significant portion of the Company’s current net sales are generated and where the Company’s headquarters are based; the Company’s ability to identify and execute successfully cost control initiatives; and other risks outlined in the Company’s SEC filings, including but not limited to the Annual Report on Form 10-K for the year ended December 31, 2004 and other filings made periodically by the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update this forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this quarterly report. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At March 31, 2005, we had $260,000 outstanding under our loan facilities with Comerica. We had unused lines of credit with Comerica of $8 million.  The amounts outstanding under these loan facilities at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest rate would have a material effect on our results of operations or financial condition.

Foreign Currency Risk

We operate our business and derive a substantial portion of our net sales outside of the United States. For the three month period ended March 31, 2004 and 2005, we derived 24% and 21% of our net sales in the rest of the world.  We also purchase a majority of our products in transactions denominated in Euros. As a result, we are exposed to movements in foreign currency exchange rates between the local currencies of the foreign markets in which we operate and the U.S. dollar. Our foreign currency exposure is generally related to Europe. A strengthening of the Euro relative to the U.S. dollar or to other currencies in which we receive revenues could impact negatively the demand for our products, could increase our manufacturing costs and could reduce our results of operations. In addition, we manufacture a substantial amount of our sunglass and goggle products in Italy. Because these purchases are paid in Euros, we face currency risk. A strengthening Euro could negatively affect the cost of our products and reduce our gross profit margins.

To hedge our purchase risk, we utilize forward foreign exchange contracts with durations, on the average, of three to six months. As of March 31, 2005, we had purchased a total of 4.1 million Euro foreign currency contracts at an average Euro rate of 1.32 Euro to U.S. dollar.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which will be effective for the Company’s first quarterly reporting period in 2006. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The new standard requires that the compensation cost relating to share-based payments be recognized in financial statements at fair value. As such, reporting employee stock options under the intrinsic value-based method prescribed by APB No. 25 will no longer be allowed. The Company has historically elected to use the intrinsic value method and has not recognized expense for employee stock options granted. The Company has not yet determined the impact that adopting SFAS No. 123R will have on the financial results of the Company in future periods.

In December 2004, the FASB staff issued FASB Staff Position (“FSP”) SFAS No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, to provide guidance on the application of SFAS No. 109 to the provision within the American Jobs Creation Act of 2004 (the “Act”) that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturer’s deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. A special deduction is accounted for by recording the benefit of the deduction in the year in which it can be taken in the Company’s tax return, and not by adjusting deferred tax assets and liabilities in the period of the Act’s enactment (which would have been done if the deduction on qualified production activities were treated as a change in enacted tax rates). The proposed FSP also reminds companies that the special deduction should be considered by an enterprise in (a) measuring deferred taxes when the enterprise is subject to graduated tax rates and (b) assessing whether a valuation allowance is necessary as required by SFAS No. 109. The FSP is effective upon issuance. In accordance with the FSP, the Company will record the benefit, if any, of the tax deduction in the year in which the deduction becomes available.

In December 2004, the FASB staff issued FSP FAS No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, to provide accounting and disclosure guidance for the repatriation provisions included in the Act. The Act introduced a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. As a result, an issue has arisen as to whether an enterprise should be allowed additional time beyond the financial reporting period in which the Act was enacted to evaluate the effects of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The FSP is effective upon issuance. The Company has not yet completed its evaluation of this aspect of the Act and will complete its review in connection with the preparation of its 2004 corporate tax returns.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 to provide public companies additional guidance in applying the provisions of SFAS No. 123(R).  Among other things, the SAB describes the staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123(R) with certain existing staff guidance.  SAB No. 107 should be applied upon the adoption of SFAS No. 123(R).

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

If sales become concentrated in a limited number of our products, we could be exposed to risk if consumer demand for such products were to decline. For the three months ended March 31, 2004 and 2005, 69% and 67%, respectively, of our net sales were derived from sales of our sunglass products and 24% net sales were derived from sales of our goggle products. In addition, for the three months ended March 31, 2004 and 2005 19% and 16%, respectively, of our net sales related to our sunglass products were derived from two models of our product line. As a result of these concentrations in net sales, our operating results could be harmed if sales of any of these products were to decline substantially and we were not able to increase sales of other products to replace such lost sales.

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

We purchase substantially all of our products from two manufacturers, LEM S.r.l. and Intersol S.r.l.  For the three months ended March 31, 2004 and 2005, we purchased approximately 76% and 79%, respectively, of these products from LEM and approximately 13% and 15%, respectively, of these products from Intersol.  We expect in the future that the portion of our products manufactured by LEM will increase and the portion of our products manufactured by Intersol will decrease.  Accordingly, any ability to diffuse potential manufacturer-related risks noted above, and to attenuate the potentially debilitating effect on our business and results of operations, is thereby lessened - thus augmenting the risks.

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

Our European operations are located in Italy, and our primary manufacturers are located in Italy. For the three months ended March 31, 2004 and 2005, we derived 76% and 79% of our net sales in the United States based on attributing sales using customer location (as opposed to shipping point) and 24% and 21% of our net sales in the rest of the world, primarily in Australia, Canada, France, Japan and Spain. We are subject to risks inherent in international business, many of which are beyond our control, including:

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

We sell a majority of our products in transactions denominated in U.S. dollars; however, we purchase substantially all of our products from our independent manufacturers in transactions denominated in Euros. As a result, if the U.S. dollar were to weaken against the Euro, our cost of sales could increase substantially. We also are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our Italian subsidiary, Spy Optic, S.r.l., and due to net sales in Canada.  For the three months ended March 31, 2004 and 2005, we had an unrealized foreign currency gain of approximately $83,000 and an unrealized loss of approximately $132,000, representing 1% and 2% of our net sales, respectively.  As of March 31, 2005, we had purchased a total of 4.1 million Euro foreign currency contracts at an average Euro rate of 1.32 Euro to U.S. dollar.

We may experience conflicts of interest with our significant stockholder, No Fear, Inc., which could harm our other stockholders.

Upon completion of our initial public offering, No Fear, Inc. beneficially owned approximately 14% of our outstanding common stock. As a result of No Fear’s ownership interest, No Fear has the ability to influence who is elected to our board of directors each year and, through those directors, to influence our management, operations and potential significant corporate actions. In addition, as a purchaser of our products, No Fear accounted for approximately $168,000 and $99,000 of our net sales for the three months ended March 31, 2004 and 2005, respectively. No Fear may have interests that conflict with, or are different from, the interests of our other stockholders. These conflicts of interest could include potential competitive business activities, corporate opportunities, indemnity arrangements, registration rights, sales or distributions by No Fear of our common stock and the exercise by No Fear of its ability to influence our management and affairs. Further, this concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our other stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, could harm the market price of our common stock and could impede the growth of our company. Our certificate of incorporation does not contain any provisions designed to facilitate resolution of actual or potential conflicts of interest or to ensure that potential business opportunities that may become available to both No Fear and us will be reserved for or made available to us. If these conflicts of interest are not resolved in a manner favorable to our stockholders, our stockholders’ interests may be substantially harmed.

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

Sales of our common stock in the public market, or the perception that such sales might occur, could cause the market price of our common stock to decline. As of April 25, 2005, we have 8,012,483 shares of common stock outstanding and 807,065 shares subject to unexercised options to purchase shares of common stock that are fully vested.  Of these outstanding shares, 4,000,000 are eligible for resale and 4,012,483 shares will be available for resale on June 15, 2004 (i.e., following expiration of the lock-up agreements the underwriters entered into with the holders of our common stock in connection with our initial public offering), subject to certain volume limitations.  In addition, in connection with our initial public offering, we agreed to issue Roth Capital Partners, LLC, a warrant to purchase up to approximately 147,000 shares of common stock.

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

We, our directors and certain of our officers have recently been named as defendants in two stockholder class action lawsuits filed in the United States District Court for the Southern District of California. The complaints purport to seek unspecified damages on behalf of an alleged class of persons who purchased our common stock pursuant to our registration statement we filed in connection with our public offering of stock on December 14, 2005.  The complaints allege that we and our officers and directors violated federal securities laws by failing to disclose material information about the status of our European operations and whether certain of our products infringe on the intellectual property rights of Oakley, Inc. in that registration statement.  We have not yet formally responded to this action and no discovery has been conducted. However, based on the facts presently known, our management believes we have meritorious defenses to this action and intends to vigorously defend the action. This litigation presents a distraction to our management, and is expensive to conduct.  Based of our insurance coverages, our costs related to defending this action could be as high as $250,000.  This could negatively affect our operating results.

Item 4.    Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) were effective in timely making known to them material information relating to the Company required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

During the first fiscal quarter ended March 31, 2005, there was no change in our internal controls over financial reporting identified in connection with the evaluation described above that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See footnote 11 to the financial statements.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

See footnote 10 to the financial statements.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

Exhibit Number		Description of Document
3.2	*	Restated Certificate of Incorporation of the Company

3.4	*	Amended and Restated Bylaws of the Company

4.1	*	Form of Common Stock Certificate

10.1	+*	Form of Indemnification Agreement between the Company and its officers and directors

10.2	+*	2004 Stock Incentive Plan of the Company

10.3	*	Corporate Services Agreement by and between the Company and No Fear, Inc. dated as of October 1, 2004

10.4	*	Loan and Security Agreement by and between Comerica Bank-California and Spy Optic, Inc. dated as of October 5, 2001

10.5	*	First Amendment to Loan and Security Agreement by and between Comerica Bank-California and Spy Optic, Inc. dated as of July 17, 2002

10.6	*	Second Amendment to Loan and Security Agreement by and between Comerica Bank-California and Spy Optic, Inc. dated as of March 21, 2003

10.7	*	Third Amendment to Loan and Security Agreement by and between Comerica Bank-California and Spy Optic, Inc. dated as of August 14, 2003

10.8	*	Fourth Amendment to Loan and Security Agreement by and between Comerica Bank-California and Spy Optic, Inc. dated as of November 26, 2003

10.9	*	Fifth Amendment to Loan and Security Agreement by and between Comerica Bank-California dated as of December 16, 2003

10.10	*	Sixth Amendment to Loan and Security Agreement by and between Comerica Bank dated as of August 5, 2004

10.11	*	Sublease Agreement by and between Harris Corporation and Spy Optic, Inc. dated as of September 18, 2002

10.12	*	Preliminary Commercial Lease Contract by and among Giudici Stefano, Giudici Sandro and Spy Optic, S.r.l. dated as of March 4, 2003

10.13	*	Limited Exclusive Supply Agreement by and between Spy Optic, Inc. and LEM S.R.L. dated as of November 19, 2004

10.14	+*	Employment Agreement by and between Spy Optic, Inc. and Barry Buchholtz dated as of January 1, 2002

10.15	*	Website Services Agreement by and between the Company and No Fear, Inc. dated December 17, 2004

10.16	*	Premium Dealer Agreement by and between Spy Optic, Inc. and No Fear, Inc. dated as of September 9, 2004

14.1	**	Code of Ethics for Senior Officers

14.2	**	Code of Business Conduct

Exhibit Number	Description of Document
21.1 **	Subsidiaries of the Company.

31.1	Rule 13a-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a) certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.§1350)

*  Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-1 (File No. 333-119024) declared effective by the U.S. Securities and Exchange Commission on December 13, 2004.

** Incorporated by reference to exhibits filed with the Company's Form 10-K dated December 31, 2004.

+  Management contract or compensatory plan or arrangement

(b)             Reports on Form 8-K

(1)

On February 18, 2005, the registrant furnished a current report on Form 8-K to report matters under Item 2 and Item 7 of the report in relation to a press release issued by the registrant on February 17, 2005.

(2)

On March 3, 2005, the registrant furnished a current report on Form 8-K to report matters under Item 4 of the report in relation to a letter Nation Smith Hermes Diamond APC to the SEC dated March 3, 2005.

(3)	On March 23, 2005, the registrant furnished a current report on Form 8-K to report matters under Item 8 of the report in relation to a press releases issued by the registrant on March 7, 2005.
(4)

On April 5, 2005, the registrant furnished a current report on Form 8-K to report matters under Item 2 and Item 7 of the report in relation to a press releases issued by the registrant on March 30, 2005.

(5)	On April 20, 2005, the registrant furnished a current report on Form 8-K to report matters under Item 7 of the report in relation to a press releases issued by the registrant on April 14, 2005.

Items 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of  the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orange 21 Inc.

Date: May 16, 2005
	By	/s/ Barry Buchholtz
Barry Buchholtz
Chief Executive Officer

Date: May 16, 2005
	By	/s/ Michael Brower
Michael Brower
Chief Financial Officer