Form 10-Q
period 2005-06-30
Orange 21 Inc.
filed 2005-08-11
CIK 932372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes \☒  No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

As of August 2, 2005, there were 8,021,814 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

ORANGE 21 INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	June 30, 2005
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$11,476,828	$1,729,098
Short-term investments	—	9,874,331
Accounts receivable—net	8,244,910	7,975,984
Inventories	11,814,846	13,295,229
Prepaid expenses and other current assets	1,073,181	1,838,479
Deferred income taxes	1,074,000	1,183,000
Total current assets	33,683,765	35,896,121
Property and equipment—net	3,687,907	4,245,493

Intangible assets, net of accumulated amortization of $318,332 (2004) and $348,153 (2005)	152,543	183,137
Total assets	$37,524,215	$40,324,751
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of notes payable	$125,000	$—
Current portion of capitalized leases	37,370	37,041
Accounts payable	2,243,955	1,853,342
Accrued expenses and other liabilities	2,433,371	2,767,369
Income taxes payable	443,619	89,060
Total current liabilities	5,283,315	4,746,812
Notes payable, less current portion	166,667	—
Capitalized leases, less current portion	31,369	12,752
Deferred income taxes	143,000	110,000
Total liabilities	5,624,351	4,869,564
Commitments and contingencies
Stockholders’ equity
Preferred stock; par value $0.0001; 5,000,000 authorized	—	—
Common stock; par value $0.0001; 100,000,000 shares authorized; 7,491,218 and 8,012,483 shares issued and outstanding at 2004 and 2005, respectively	747	799
Additional paid-in capital	31,655,426	35,836,456
Accumulated other comprehensive income (loss)	437,673	(55,475)
Accumulated deficit	(193,982)	(326,593)
Total stockholders’ equity	31,899,864	35,455,187
Total liabilities and stockholders’ equity	$37,524,215	$40,324,751

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Net sales	$7,647,545	$10,415,630	$14,050,961	$18,888,183
Cost of sales	3,066,510	4,786,473	6,310,875	9,184,167
Gross profit	4,581,035	5,629,157	7,740,086	9,704,016
Operating expenses
Sales and marketing	2,561,719	3,050,056	4,827,084	5,918,557
General and administrative	1,188,110	1,555,128	2,172,636	2,855,069
Shipping and warehousing	192,311	297,402	354,671	589,591
Research and development	98,154	178,381	187,205	314,456
Total operating expenses	4,040,294	5,080,967	7,541,596	9,677,673
Income from operations	540,741	548,190	198,490	26,343
Other (expense) income
Interest (expense) income— net	(112,966)	86,302	(234,250)	150,413
Foreign currency transaction (loss) gain	(228,381)	32,686	(145,714)	(99,588)
Other income (expense)—net	14,793	(8,570)	(175)	(12,621)
Total other (expense) income	(326,554)	110,418	(380,139)	38,204
Income (loss) before income taxes	214,187	658,608	(181,649)	64,547
Income tax provision	297,959	296,158	249,959	197,158
Net (loss) income	$(83,772)	$362,450	$(431,608)	$(132,611)
Net (loss) earnings per common share
Basic	$(0.02)	$0.05	$(0.10)	$(0.02)
Diluted	$(0.02)	$0.04	$(0.10)	$(0.02)
Weighted average common shares outstanding
Basic	4,504,674	8,012,483	4,454,241	8,012,483
Diluted	4,504,674	8,153,149	4,454,241	8,012,483

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Net (loss) income	$(83,772)	$362,450	$(431,608)	$(132,611)
Other comprehensive loss:
Unrealized loss on cash flow hedges, net of tax	—	(234,972)	—	(234,972)
Unrealized loss on available-for-sale investments, net of tax	—	(141)	—	(4,001)
Equity adjustment from foreign currency translation	(26,562)	(1,783)	(37,830)	(9,375)
Unrealized loss on foreign currency exposure of net investment in foreign operations	—	(244,800)	—	(244,800)
Other comprehensive loss, net of tax	(26,562)	(481,696)	(37,830)	(493,148)
Comprehensive loss	$(110,334)	$(119,246)	$(469,438)	$(625,759)

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2004	2005
Cash flows from operating activities
Net loss	$(431,608)	$(132,611)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	916,529	1,062,520
Deferred income taxes	176,000	(142,000)
Provision for bad debts	222,258	115,950
Stock-based compensation	17,000	—
Loss on sale of fixed assets	404	—
Change in operating assets and liabilities:
Accounts receivable	996,628	152,976
Inventories	(1,620,049)	(1,480,383)
Prepaid expenses and other current assets	(371,575)	(765,298)
Due from related party	(359,551)	—
Accounts payable	1,252,530	(390,613)
Accrued expenses and other liabilities	110,824	333,998
Income tax payable/receivable	79,801	(354,559)
Net cash provided by (used in) operating activities	989,191	(1,600,020)
Cash flows from investing activities
Purchases of fixed assets	(456,438)	(860,753)
Purchases of fixed assets from related parties	(448,164)	(729,530)
Loans to related parties	(467,500)	—
Proceeds from sale of fixed assets	15,000	—
Purchases of short-term investments	—	(12,880,999)
Maturities and sales of short-term investments	—	3,000,000
Purchases of intangibles	(10,148)	(60,416)
Net cash used in investing activities	(1,367,250)	(11,531,698)
Cash flows from financing activities
Line of credit borrowings	1,075,000	—
Line of credit repayments	(2,550,000)	—
Principal payments on notes payable	(127,500)	(291,667)
Principal payments on notes payable to stockholders	(30,000)	—
Principal payments on capital leases	(37,119)	(18,946)
Proceeds from sale of common stock	1,770,500	4,177,035
Proceeds from exercise of stock options	—	4,050
Net cash provided by financing activities	100,881	3,870,472
Effect of exchange rate changes on cash and cash equivalents	(37,830)	(486,484)
Net decrease in cash and cash equivalents	(315,008)	(9,747,730)
Cash and cash equivalents at beginning of period	581,207	11,476,828
Cash and cash equivalents at end of period	$266,199	$1,729,098
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$234,250	$14,017
Income taxes	$—	$545,000

Non-cash investing and financing activities
Conversion of notes payable into common stock	$65,000	$—

The accompanying notes are an integral part of these consolidated financial statements

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring items, considered necessary for a fair presentation of the consolidated balance sheet as of June 30, 2005, and the consolidated statements of operations and cash flows for the three and six-month periods ended June 30, 2004 and 2005.  The results of the operations for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results of operations for the entire year ending December 31, 2005.

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

2.             Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which will be effective for the Company’s first quarterly reporting period in 2006. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The new standard requires that the compensation cost relating to share-based payments be recognized in financial statements at fair value. As such, reporting employee stock options under the intrinsic value-based method prescribed by APB No. 25 will no longer be allowed. The Company has historically elected to use the intrinsic value method and has not recognized expense for employee stock options granted. The Company has not yet determined the impact that adopting SFAS No. 123R will have on the financial results of the Company in future periods.

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

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 to provide public companies additional guidance in applying the provisions of SFAS No. 123R.  Among other things, the SAB describes the staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123R with certain existing staff guidance.  SAB No. 107 should be applied upon the adoption of SFAS No. 123R.

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

All of the Company’s short-term investments have contractual maturities of twelve months or less at the time of acquisition.  The Company’s short term investments are classified as available-for-sale.  Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, if any, reported as a separate component of stockholders’ equity.  Realized gains and losses as well as interest and dividends on all securities are included as other income (expense) in the statement of operations.  Unrealized losses were approximately $0 and $3,000 for the three months ended June 30, 2004 and 2005, respectively.   Unrealized losses were approximately $0 and $7,000 for the six months ended June 30, 2004 and 2005, respectively.

4.                                      Derivatives and Hedging

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to forecasted product purchases denominated in foreign currencies and transactions of its foreign subsidiary. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses foreign exchange contracts in the form of forward contracts. Prior to April 2005, the Company’s forward contracts did not qualify for hedge accounting, and changes in the fair value of the Company’s forward contracts were recorded in the consolidated statements of  operations.  Beginning in April 2005, a majority of the Company’s derivatives were designated and qualified as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. Such gains or losses are recognized in earnings in the period the hedged item is also recognized in earnings.  Foreign currency derivatives are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements which may include derivatives that do not meet the criteria for hedge accounting. The Company does not enter into foreign exchange contracts for speculative purposes.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure.  In accordance with SFAS No. 133, the Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) when the derivative is no longer designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate.  During the three and six months ended June 30, 2005, the Company recognized no losses resulting from the expiration, sale, termination or exercise of foreign currency exchange contracts.

As of June 30, 2004 and June 2005, the notional amounts of the Company’s foreign exchange contracts were approximately $1,778,000 and $8,075,000, respectively.  The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations for those derivatives not qualifying as a cash flow hedge.  At June 30, 2005, the fair values of foreign currency-related derivatives were recorded as a current liability of $453,000.

As of June 30, 2005, the notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges were approximately $5,871,000. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized.  For the each of the three and six months ended June 30, 2005, a loss of $235,000 related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive loss.

                The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense). For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of other income (expense). During the three and six months ended June 30, 2005, the Company recorded net losses of $0 and approximately $17,000, respectively, as a result of changes in the spot-forward differential. No gain or loss was recorded for the three and six months ended June 30, 2004. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged item and the hedging instrument are evaluated using the same spot rate, the Company anticipates the hedges to be highly effective. The effectiveness of each derivative is assessed quarterly.

The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of June 30, 2005, outstanding contracts were recorded at fair value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

5.             (Loss) Earnings Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options and warrants in the weighted average share calculation. Basic and diluted loss per share are the same for the three and six months ended June 30, 2004 and for the six months ended June 30, 2005 as all potentially dilutive securities are antidilutive. The following table lists the potentially dilutive equity instruments, each convertible into one share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Weighted average common shares outstanding — basic	4,504,674	8,012,483	4,454,241	8,012,483
Effect of dilutive securities:
Stock options	—	140,666	—	—
Warrants	—	—	—	—

Dilutive potential shares	—	140,666	—	—

Weighted average common shares outstanding — dilutive	4,504,674	8,153,149	4,454,241	8,012,483

The following potentially dilutive instruments were not included in the diluted per share calculation for the three and six months ended June 30, 2004 and 2005 as their effect was antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Stock options	574,346	545,000	574,346	933,705
Warrants	—	147,000	—	147,000

Total	574,346	692,000	574,346	1,080,705

6.             Comprehensive Income (Loss)

Comprehensive income (loss) represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive income (loss).

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	December 31,	June 30,
	2004	2005
Unrealized loss on cash flow hedges, net of tax	$—	$(234,972)
Unrealized loss on available-for-sale investments, net of tax	—	(4,001)
Equity adjustment from foreign currency translation	437,673	428,298
Unrealized loss on foreign currency exposure of net investment in foreign operations	—	(244,800)
Comprehensive income (loss)	$437,673	$(55,475)

7.             Stock Based Compensation

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options. Under APB No. 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, require the Company to provide pro forma information regarding net income as if compensation cost for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. SFAS No. 148 also provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to account for stock based compensation under APB No. 25. For stock options granted to employees, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates ranging from 3.0% to 4.9%, volatility ranging from 0% to 64% for all periods and an expected life of 5 years.

If compensation cost for the Company’s stock options had been determined based on their fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net (loss) income would have been adjusted to the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Net (loss) income, as reported	$(83,772)	$362,450	$(431,608)	$(132,611)
Pro forma stock-based compensation	(5,755)	(12,170)	(11,780)	(16,863)
Pro forma net (loss) income	$(89,527)	$350,280	$(443,388)	$(149,474)
Basic net (loss) income per share:
As reported	$(0.02)	$0.05	$(0.10)	$(0.02)
Pro forma	$(0.02)	$0.04	$(0.10)	$(0.02)
Diluted net (loss) income per share:
As reported	$(0.02)	$0.04	$(0.10)	$(0.02)
Pro forma	$(0.02)	$0.04	$(0.10)	$(0.02)

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

8.             Accounts Receivable

Accounts receivable consisted of the following:

	December 31, 2004	June 30, 2005
Trade receivables	$10,002,777	$9,776,836
Less allowance for doubtful accounts	(567,541)	(596,181)
Less allowance for returns	(1,190,326)	(1,204,671)
	$8,244,910	$7,975,984

9.             Inventories

Inventories consisted of the following:

	December 31, 2004	June 30, 2005
Raw materials	$455,029	$277,470
Finished goods	11,359,817	13,017,759
	$11,814,846	$13,295,229

The Company’s inventory balances are net of an allowance for obsolescence of approximately $1,109,000 and $1,307,000 at December 31, 2004 and June 30, 2005, respectively.

10.                               Financing Arrangements

Lines of credit

The Company’s line of credit with Comerica Bank allows for borrowings up to $8 million.  The Company agreed to extend the maturity date of its existing revolving credit facility with the bank from June 2005 to September 2005.  At December 31, 2004 and June 30, 2005, amounts outstanding under lines of credit were zero.

The Company also has available letter of credit accommodations, with any payments made by the financial institution to any issuer thereof and/or related parties in connection with the letter of credit accommodations to constitute additional revolving loans to the Company and the amount of all outstanding letter of credit accommodations not to exceed $2.0 million. There were no outstanding letters of credit at December 31, 2004 and June 30, 2005, respectively.

Notes Payable

Notes payable consisted of the following:

	December 31, 2004	June 30, 2005
Note payable to bank; interest at prime (6.25% at June 30, 2005); secured by all of the assets of the Company excluding intellectual property rights; principal of approximately $10,000 plus interest is due monthly over a four-year period through March 21, 2007; repaid in June 2005	$291,667	$—

Less current portion	(125,000)	—
Long-term portion	$166,667	$—

The financial agreements contain certain financial and non-financial covenants. At December 31, 2004 and June 30, 2005, the Company was not in violation of any financial covenants.

11.          Common Stock

In January 2005, the Company sold 520,000 shares of common stock to cover over-allotments as a result of the Company’s initial public offering.  Net proceeds after offering costs of $353,000 and expenses of $20,000 amounted to approximately $4.2 million.  In addition, 1,265 shares were issued due to stock options exercised during 2005.

12.          Commitments and Contingencies

Operating Leases

The Company leases its principal administrative and distribution facilities under an operating lease that expires in March 2006. The Company also leases an administrative and distribution facility in Italy under an agreement that expires in September 2009, but may be terminated by the Company prior to such time with six months notice. Rent expense was approximately $63,000 and $93,000 for the three months ended June 30, 2004 and 2005, respectively.  Rent expense was approximately $128,000 and $178,000 for the six months ended June 30, 2004 and 2005 respectively.

Litigation

From time to time, the Company may be party to lawsuits in the ordinary course of business.  Some of these claims may lead to litigation.

On March 7, 2005, Oakley, Inc., a major competitor of the Company, filed a lawsuit alleging patent, trade dress and trademark infringement, unfair competition, and false designation of origin.  The lawsuit specifically identifies three of the Company’s product styles which accounted for less than 4% and 7% of the Company’s total sales for 2004 and for the six months ended June 30, 2005, respectively.  While management believes that the lawsuit is without merit and that the ultimate outcome of this proceeding will not have a material adverse effect on the Company’s consolidated balance sheet and statements of income and cash flows, litigation is subject to inherent uncertainties.  The Company presently has no estimate of any potential loss or range of loss with respect to the lawsuit or any estimate as to the potential costs of defending against the lawsuit.  Costs related to this litigation incurred for the three and six months ended June 30, 2005 amounted to approximately $22,000 and $29,000, respectively.

The Company, its directors and certain of its officers have recently been named as defendants in two stockholder class action lawsuits filed in the United States District Court for the Southern District of California. The complaints purport to seek unspecified damages on behalf of an alleged class of persons who purchased the Company’s common stock pursuant to the registration statement filed in connection with the Company’s public offering of stock on December 14, 2004.  The complaints allege that the Company and its officers and directors violated federal securities laws by failing to disclose in the registration statement material information about the status of its European operations and whether certain of the Company’s products infringe on the intellectual property rights of Oakley, Inc.  The Company has not yet formally responded to this action and no discovery has been conducted. However, based on the facts presently known, management believes it has meritorious defenses to this action and intends to vigorously defend the action.  Based on the Company’s expected insurance coverages, its estimated costs related to defending this action could be as high as $250,000.  Costs related to this litigation incurred for the three and six months ended June 30, 2005 amounted to approximately $8,000 and $20,000, respectively.

13.          Related Party Transactions

Vendor Purchases

The Company purchases point-of-purchase displays and other materials from a business controlled or owned by a stockholder. The total amounts purchased for the six-months ended June 30, 2004 and 2005 were approximately $700,000 and $980,000, respectively.  For the six-months ended June 30, 2004 and 2005 the Company capitalized approximately $448,000 and $730,000, respectively, of these purchases.

Customer Sales

No Fear, Inc., a stockholder, owns retail stores that purchase products from the Company. Aggregated sales to these stores during the three months ended June 30, 2004 and 2005 were approximately $248,000 and $344,000, respectively.

Aggregated sales to these stores for the six months ended June 30, 2004 and 2005 were approximately $416,000 and $443,000, respectively.    Accounts receivable due from these stores amounted to $243,000 and $364,000 at December 31, 2004 and June 30, 2005, respectively.

Stockholders of the Company own retail stores and distribution companies that purchase products from the Company. Aggregated sales to these stores during the three months ended June 30, 2004 and 2005 were approximately $106,000 and $315,000, respectively. Aggregated sales to these stores during the six months ended June 30, 2004 and 2005 were approximately $297,000 and $589,000, respectively.  Accounts receivable due from these entities amounted to approximately $423,000 and $359,000 at December 31, 2004 and June 30, 2005, respectively.

Contract Services

In August 2004, the Company began operating No Fear’s web site on its behalf.  In December 2004, the Company signed an agreement with No Fear to develop and maintain its web site.  On May 11, 2005, the Company and No Fear mutually agreed to terminate this agreement effective June 30, 2005.  Products sold on the site include No Fear and Spy Optic™ branded products.  Under the agreement, the Company was responsible for products purchased from No Fear to fulfill orders including shipping and insurance costs, and all web site development, hosting, and maintenance costs.  The Company also paid No Fear a royalty of 5% on net sales.  For the three months ended June 30, 2004 and 2005, the Company purchased $0 and approximately $22,000 respectively, of products from No Fear to fulfill web site orders.  For the six months ended June 30, 2004 and 2005, the Company purchased $0 and approximately $31,000 respectively, of products from No Fear to fulfill web site orders.  For the three months ended June 30, 2004 and 2005, the operating loss on this agreement was $0 and approximately $21,000, respectively, excluding other accounting and administrative costs incurred by the Company in managing the web site.   For the six months ended June 30, 2004 and 2005, the operating loss on this agreement was $0 and approximately $44,000, respectively, excluding other accounting and administrative costs incurred by the Company in managing the web site.

14.          Geographic Information

The Company operated principally in two geographic areas, the United States and Italy, during the three and six  months ended June 30, 2004 and 2005. Net sales are attributed to countries based on shipping point, and therefore the U.S. column includes U.S. sales to foreign customers including those in Canada. There were no significant transfers between geographic areas during the period.

	Three months ended June 30, 2004
	U.S. (includes US and Canada)	Foreign	Consolidated
	(in thousands)
Net sales	$7,012	$636	$7,648
Operating income (loss)	972	(431)	541
Net income (loss)	433	(517)	(84)
Identifiable assets	18,786	3,358	22,144

	Six months ended June 30, 2004
	U.S. (includes US and Canada)	Foreign	Consolidated
	(in thousands)
Net sales	$12,530	$1,521	$14,051
Operating income (loss)	1,078	(880)	198
Net income (loss)	364	(796)	(432)
Identifiable assets	18,786	3,358	22,144

	Three months ended June 30, 2005
	U.S. (includes US and Canada)	Foreign	Consolidated
	(in thousands)
Net sales	$8,946	$1,470	$10,416
Operating income	392	156	548
Net income (loss)	402	(40)	362
Identifiable assets	34,937	5,388	40,325

	Six months ended June 30, 2005
	U.S. (includes US and Canada)	Foreign	Consolidated
	(in thousands)
Net sales	$16,058	$2,830	$18,888
Operating (loss) income	62	(36)	26
Net income (loss)	233	(366)	(133)
Identifiable assets	34,937	5,388	40,325

15.                               Subsequent Events

On July 11, 2005, the Company signed a non-binding proposal with LEM S.r.l (“LEM”), the Company’s primary manufacturer, that identified conditions in which the Company would elect to exercise its option to purchase LEM.  As part of the proposal, the Company paid a refundable deposit of 250,000 Euros, or approximately $300,000.  The deposit is refundable if LEM fails to meet certain conditions and requirements contained in the non-binding proposal.  If LEM meets all the conditions and requirements and the Company elects not to exercise its purchase option, the deposit is forfeited and the amount would be charged to expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Important Cautionary Notice to Investors

This document contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including but not limited to growth and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “believe,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to: risks related to the Company’s ability to manage growth; risks related to the limited visibility of future sunglass orders; the ability to identify and work with qualified manufacturing partners and consultants; the ability to provide adequate fixturing to existing and future retail customers to meet anticipated needs and schedules; the ability to expand distribution channels and retail operations in a timely manner; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; terrorist acts, or the threat thereof, could continue to adversely affect consumer confidence and spending, could interrupt production and distribution of product and raw materials; the ability to integrate acquisitions and licensing arrangements; the ability to continue to develop, produce, and introduce innovative new products in a timely manner; the acceptance in the marketplace of the Company’s new products and changes in consumer preferences; the ability to source raw materials and finished products at favorable prices; foreign currency exchange rate fluctuations; the ability to identify and execute successfully cost control initiatives; and other risks outlined in the Company’s SEC filings, including but not limited to the Annual Report on Form 10-K for the year ended December 31, 2004 and other filings made periodically by the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update this forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this quarterly report. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

Overview

The following discussion includes the operations of Orange 21 Inc. and its subsidiaries for each of the periods discussed.

We design, develop and market premium products for the action sports, motorsports, and youth lifestyle markets. Our principal products, sunglasses and goggles, are marketed under the brands, Spy Optic™ and E Eyewear™. These products target the action sports market, including surfing, skateboarding and snowboarding, the motorsports market such as motocross and NASCAR, and the youth lifestyle market within fashion, music and entertainment. We have built our Spy® brand by developing innovative, proprietary products that utilize high-quality materials, handcrafted manufacturing processes and engineered optical lens technology to convey performance, style, quality and value. We sell our products in approximately 5,000 retail locations in the United States and internationally through approximately 2,500 retail locations serviced by us and our international distributors. We have developed strong relationships with key multi-store action sport and youth lifestyle retailers in the United States, such as Cycle Gear, Inc., No Fear, Inc., Pacific Sunwear of California, Inc., Tilly’s Clothing, Shoes & Accessories and Zumiez, Inc., and a strategically selective collection of specialized surf, skate, snow, BMX, mountain bike and motocross stores.

We focus our marketing and sales efforts on the action sports, motorsports, and youth lifestyle markets, and specifically, individuals born between approximately 1965 and 1994, or Generation X and Y. We separate our eyewear products into two groups: sunglasses, which include fashion, performance sport and women-specific sunglasses, and goggles, which include snow and motocross goggles. In addition, we sell branded apparel and accessories. In managing our business, our management is particularly focused on ensuring that our product designs are keyed to current trends in the fashion industry, incorporate the most advanced technologies to enhance performance and provide value to our target market.

We began as a grassroots brand in Southern California and entered the action sports and youth lifestyle markets with innovative and performance-driven products and an authentic connection to the action sports and youth lifestyle markets under the Spy Optic™ brand.  In 2004 we created a new brand, E Eyewear™, the signature series sunglasses for Dale Earnhardt Jr.  We have a wholly owned subsidiary incorporated in Italy, Spy Optic, S.r.l., and a wholly owned subsidiary incorporated in California, Spy Optic, Inc., which we consolidate in our financial statements. We rely exclusively on an independent third-party consultant for the design of our products. In addition, we maintain a semi-exclusive relationship with our primary manufacturer. We were incorporated as Sports Colors, Inc. in California in August 1992. From August 1992 to April 1994, we had no operations. In April 1994, we changed our name to Spy Optic, Inc. In November 2004, we reincorporated in Delaware and changed our name to Orange 21 Inc.

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

Income Taxes

We account for income taxes pursuant to the asset and liability method, whereby deferred tax assets and liabilities are computed at each balance sheet date for temporary differences between the consolidated financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  We consider future taxable income and ongoing, prudent and feasible tax planning strategies in assessing the value of its deferred tax assets.  If we determine that it is more likely than not that these assets will not be realized, we will reduce the value of these assets to their expected realizable value, thereby decreasing net income.  Evaluating the value of these assets is necessarily based on our management’s judgment.  If we subsequently were to determine that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

Foreign Currency

The functional currency of our wholly owned subsidiary, Spy Optic, S.r.l., our Italian subsidiary, and our Canadian division is the local currency.  Accordingly, we are exposed to transaction gains and losses that could result from changes in foreign currency.  Assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date.  Revenues and expenses are translated using the average exchange rate for the period.  Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions designated as cash flow hedges are included in accumulated other comprehensive income (loss).  Gains and losses resulting from foreign currency transactions and unrealized gains or losses on currency contracts not designated as cash flow hedges are included in foreign currency transaction gain or loss on the consolidated statements of operations.

Commitments and Contingencies

We have entered into operating leases, primarily for facilities, and have commitments under endorsement contracts with selected athletes and others who endorse our products.

Results of Operations

Three Months Ended June 30, 2005 and 2004

Net Sales

Net sales increased 36% to $10.4 million for the three months ended June 30, 2005 from $7.6 million for the three months ended June 30, 2004.  The increase in net sales was the result of the introduction of several new styles and expanded domestic and international distribution. Based on attributing sales using customer location instead of point of shipping, net sales increased in the United States by approximately $1.6 million, or 25%.  Net sales increased in the rest of the world by approximately $1.2 million, or 80%, based upon an increase in sales of our products in Canada of $488,000 and $738,000 in other countries.  Approximately 6% of the international sales growth was attributable to a weaker U.S dollar.  Net sales in the United States represented 74% and 80% of total net sales for the three months ended June 30, 2005 and 2004, respectively.  Net sales in the rest of the world represented 26% and 20% of total net sales for the three months ended June 30, 2005 and 2004, respectively. Sunglass unit shipments increased 26% with a 6% increase in the average sales price.  Goggle unit shipments increased 41% with a 3% increase in the average sales price. The sales mix on a dollar basis for the three months ended June 30, 2005 was 79% for sunglasses, 15% for goggles and 6% for apparel and accessories. The sales mix on a dollar basis for the three months ended June 30, 2004 was 80% for sunglasses, 14% for goggles and 6% for apparel and accessories.

Cost of Sales and Gross Profit

Gross profit increased 23% to $5.6 million for the three months ended June 30, 2005 from $4.6 million for the three months ended June 30, 2004. The increase in absolute dollars was due primarily to the increase in sales volume. As a percentage of net sales, gross profit was 54% for the three months ended June 30, 2005, as compared to 60% for the three months ended June 30, 2004.  As a percentage of net sales, the decrease in gross profit was due primarily to increased product costs from purchasing products in Euros.

Sales and Marketing Expense

Sales and marketing expense increased 19% to $3.1 million for the three months ended June 30, 2005 from $2.6 million for the three months ended June 30, 2004. The increase in sales and marketing expense primarily was due to increased commission expense of $183,000 due to the period over period sales increase, increased point-of-purchase and sales display expenses of $33,000, increased travel expenses of $47,000, and other promotional activities of $131,000.  As a percentage of net sales, sales and marketing expense was 29% and 33% for the three months ended June 30, 2005 and 2004, respectively.

General and Administrative Expense

General and administrative expense increased 31% to $1.6 million for the three months ended June 30, 2005 from $1.2 million for the three months ended June 30, 2004. The increase in general and administrative expense primarily was due to increases in wages and related payroll taxes of $41,000, increases in legal and accounting fees of $179,000, an increase in insurance expense of $31,000, an increase in franchise taxes of $46,000, an increase in board fees of $27,000, and an increase in investor relations expenses of $33,000.  This was offset by a decrease in temporary labor and consulting costs of $50,000.  Increases in legal expenses were due to increased costs of being a public company and outstanding litigation matters.  Other general and administrative expenses were also attributable to the increased costs of being a public company.  As a percentage of net sales, general and administrative expense was 15% for each of the three months ended June 30, 2005 and June 30, 2004.

Shipping and Warehousing Expense

Shipping and warehousing expense increased 55% to $297,000 for the three months ended June 30, 2005 from $192,000 for the three months ended June 30, 2004. The increase was due primarily to increased compensation and related payroll taxes of $36,000, increased temporary labor of $37,000, and an increase in third-party warehousing expenses of $31,000.  As a percentage of net sales, shipping and warehousing expense remained relatively unchanged at 3% for each of the three months ended June 30, 2005 and 2004.

Research and Development Expense

Research and development expense increased 82% to $178,000 for the three months ended June 30, 2005 from $98,000 for the three months ended June 30, 2004. The increase was due primarily to increased consulting fees of $60,000. As a percentage of net sales, research and development expense was 2% for the three months ended June 30, 2005, up from 1% for the three months ended June 30, 2004.

Other Income (Expense)

Other income was $110,000 for the three months ended June 30, 2005 compared to other expense of $327,000 for the three months ended June 30, 2004. The decrease in other expense was due primarily to interest income of $86,000 for the three months ended June 30, 2005 compared to net interest expense of $113,000 due to a pay down on our lines of credit and large balances of cash and investments as a result of the offering, and a foreign currency gain of $33,000 for the three months ended June 30, 2005 compared to a foreign currency loss of $228,000 for the three months ended June 30, 2004.  The reduction in the foreign currency loss was due primarily to our designating a majority of our forward currency contracts as cash flow hedges and the conversion of a portion of the intercompany payable due from Spy Optic, S.r.l into a long term note payable.

Income Tax Provision

The income tax provision for the three months ended June 30, 2005 was $296,000 compared to $298,000 for the three months ended June 30, 2004.  Our effective tax rate for the three months ended June 30, 2005 was 45% compared to 139% for the three months ended June 30, 2004.  The higher income taxes in 2004 were due primarily to a greater amount of income by the U.S. operations, while our Italian subsidiary had a net loss for which the tax benefit was offset by a full valuation allowance.

Net income

Net income improved to $362,000 for the three months ended June 30, 2005 from a net loss of $84,000 for the three months ended June 30, 2004.  The improvement in results for the three months ended June 30, 2005 was due primarily to a reduction in other expense.

Six Months Ended June 30, 2005 and 2004

Net Sales

Net sales increased 34% to $18.9 million for the six months ended June 30, 2005 from $14.1 million for the six months ended June 30, 2004.  The increase in net sales was the result of the introduction of several new styles and expanded domestic and international distribution. Based on attributing sales using customer location instead of point of shipping, net sales increased in the United States by $2.9 million, or 26%.  Net sales increased in the rest of the world by approximately $1.9 million, or 67%, based upon an increase in sales of our products in Canada of $721,000 and $1.2 million in other countries.  Approximately 5% of the international sales growth was attributable to a weaker U.S. dollar.  Net sales in the United States represented 75% and 80% of total net sales for the six months ended June 30, 2005 and 2004, respectively.  Net sales in the rest of the world represented 25% and 20% of total net sales for the six months ended June 30, 2005 and 2004, respectively. Sunglass unit shipments increased 28% with a 5% increase in the average sales price.  Goggle unit shipments increased 31% with a 1% increase in the average sales price. The sales mix on a dollar basis for the six months ended June 30, 2005 was 75% for sunglasses, 19% for goggles and 6% for apparel and accessories. The sales mix on a dollar basis for the six months ended June 30, 2004 was 74% for sunglasses, 19% for goggles and 7% for apparel and accessories.

Cost of Sales and Gross Profit

Gross profit increased 25% to $9.7 million for the six months ended June 30, 2005 from $7.7 million for the six months ended June 30, 2004. The increase in absolute dollars was due primarily to the increase in sales volume. As a percentage of net sales, gross profit was 51% for the six months ended June 30, 2005, as compared to 55% for the six months ended June 30, 2004.  As a percentage of net sales, the decrease in gross profit was due primarily to increased product costs from purchasing products in Euros.

Sales and Marketing Expense

Sales and marketing expense increased 23% to $5.9 million for the six months ended June 30, 2005 from $4.8 million for the six months ended June 30, 2004. The increase in sales and marketing expense primarily was due to increased sales and marketing compensation and related payroll taxes of $169,000, increased commission expense of $332,000 due to the period over period sales increase, increased payments to athletes pursuant to endorsement agreements of $32,000, increased point-of-purchase and sales display expenses of $212,000, and other promotional activities of 139,000.  As a percentage of net sales, sales and marketing expense was 31% and 34% for the six months ended June 30, 2005 and 2004, respectively.

General and Administrative Expense

General and administrative expense increased 31% to $2.9 million for the six months ended June 30, 2005 from $2.2 million for the six months ended June 30, 2004. The increase in general and administrative expense primarily was due to increases in wages and related payroll taxes of $128,000, increases in legal and accounting fees of $360,000, increase in insurance expense of $52,000, an increase in franchise taxes of $99,000, an increase in board fees of $59,000, and an increase in investor relations expenses of $62,000. This was offset by a decrease in temporary labor and consulting costs of $81,000 and in the reserve for bad debt expense of $107,000.   Increases in legal expenses were due to increased costs of being a public company and outstanding litigation matters.  Other general and administrative expenses were also attributable to the increased costs of being a public company.  As a percentage of net sales, general and administrative expense remained unchanged at 15% for each of the six months ended June 30, 2005 and 2004.

Shipping and Warehousing Expense

Shipping and warehousing expense increased 66% to $590,000 for the six months ended June 30, 2005 from $355,000 for the six months ended June 30, 2004. The increase was due primarily to increased compensation and related payroll taxes of $59,000, increased temporary labor of $97,000, and an increase in third-party warehousing expenses of $47,000.  As a percentage of net sales, shipping and warehousing expense remained relatively unchanged at 3% for each of the six months ended June 30, 2005 and 2004.

Research and Development Expense

Research and development expense increased 68% to $314,000 for the six months ended June 30, 2005 from $187,000 for the six months ended June 30, 2004. The increase was due primarily to increased compensation and related payroll taxes of $34,000 and increased consulting fees of $97,000. As a percentage of net sales, research and development expense was 2% for the six months ended June 30, 2005, up from 1% for the six months ended June 30, 2004.

Other Income (Expense)

Other income was $38,000 for the six months ended June 30, 2005 compared to other expense of $380,000 for the six months ended June 30, 2004. The decrease in other expense was due primarily to net interest income of $150,000 for the six months ended June 30, 2005 compared to net interest expense of $234,000 due to a pay down on our lines of credit in 2005 and large balances of cash and investments as a result of the offering, and a decrease in the foreign currency loss of $100,000 for the six months ended June 30, 2005 compared to a foreign currency loss of $146,000 for the six months ended June 30, 2004.  The reduction in the foreign currency loss was due primarily to our designating a majority of our forward currency contracts as cash flow hedges and the conversion of a portion of the intercompany payable due from Spy Optic, S.r.l into a long term note payable.

Income Tax Provision

The income tax provision for the six months ended June 30, 2005 was $197,000 compared to $250,000 for the six months ended June 30, 2004.  The higher income taxes in 2004 were due primarily to a greater amount of income by the U.S. operations, while our Italian subsidiary had a net loss for which the tax benefit was offset by a full valuation allowance.

Net Loss

The net loss decreased to $133,000 for the six months ended June 30, 2005 from a net loss of $431,000 for the six months ended June 30, 2004.  The improvement in results was due primarily to a reduction in other expense.

Liquidity and Capital Resources

Historically we have financed our operations primarily through sales of common stock and borrowings under our credit facilities and from private lenders.  Our principal sources of liquidity are our cash and lines of credit.  At both December 31, 2004 and June 30, 2005, we had unused lines of credit of $8 million.

Cash provided by or used in operating activities consists primarily of a net loss adjusted primarily for certain non-cash items including depreciation, amortization, deferred income taxes, provision for bad debts, stock compensation expense and the effect of changes in working capital and other activities. Cash used in operating activities for the six months ended June 30, 2005 was $1.6 million and consisted of a net loss of $133,000, adjustments for non-cash items of approximately $1 million, and $2.5 million used by working capital and other activities. Working capital and other activities consisted primarily of an increase in inventory of $1.5 million due primarily to purchases related to our new product lines, a net increase in prepaid expenses of $765,000 due to prepayments related to point-of purchase displays and production deposits, a net decrease in accounts payable and accrued liabilities of $57,000, and a decrease in the income tax payable due primarily to payments related to our U.S. tax liabilities of $355,000, offset by a decrease in accounts receivable of $153,000 due primarily to cash collections.

Cash provided by operating activities for the six months ended June 30, 2004 was $989,000 and consisted of a net loss of $432,000, adjustments for non-cash items of $1.3 million, and $89,000 provided by working capital and other activities. Working capital and other activities consisted primarily of a decrease in accounts receivable of $997,000 due cash collections, an increase in accounts payable and accrued liabilities of $1.4 million due to increased operating costs and inventory purchases due to sales growth, offset by an increase in inventory of $1.6 million due to sales growth, an increase in prepaid expenses due to prepayments related to point-of-purchase displays and production deposits of $372,000, and an increase in a receivable payable by a related party of $360,000.

Cash used in investing activities for the six months ended June 30, 2005 was $11.5 million and was attributable primarily to net short-term investments made primarily from the proceeds of the Company’s offering of $9.9 million, and capital expenditures of $1.6 million.  Capital expenditures were for the purchase of retail point-of-purchase displays, box vans, and other corporate assets.  Cash used in investing activities for the six months ended June 30, 2004 was $1.4 million, due primarily to capital expenditures of $905,000 and loans made to related parties of $468,000. Capital expenditures were for the purchase of retail point-of-purchase displays and other corporate assets.

Cash provided by financing activities for the six months ended June 30, 2005 was $3.9 million and was due primarily to the sale of common stock to cover over allotments as a result of the Company’s offering of approximately $4.2 million, offset by payments on the bank term debt of $292,000.  Cash provided by financing activities for the six months ended June 30, 2004 was $101,000 due primarily to proceeds from the sale of common stock of $1.8 million, offset by net payments on our bank lines of credit and term debt of $1.6 million and payments on private lender debt of $30,000.

At June 30, 2005, working capital was $31.1 million compared to $28.4 million at December 31, 2004, a 10% increase.   Working capital may vary from time to time as a result of seasonality, and changes in accounts receivable and inventory levels.  Accounts receivable balances, less allowance for doubtful accounts and sales returns were $8 million at June 30, 2005, compared to $8.2 million at December 31, 2004.  Accounts receivable days outstanding at June 30, 2005 was 78 compared to 81 at December 31, 2004.  Inventories increased to $13.3 million at June 30, 2005 compared to $11.8 million at December 31, 2004.  This reflects greater inventory levels to support 2005 product launches and sales growth.  At June 30, 2005, inventory turns for the six month period were 1.48 compared to 1.68 at December 31, 2004.

Credit Facilities

Our line of credit with Comerica Bank allows for borrowings up to $8 million and matures in September 2005.  At December 31, 2004 and June 30, 2005, amounts outstanding under our line of credit were zero.

We also had a term loan with Comerica.  This loan was paid in June 2005.  At December 30, 2004 the loan amount outstanding was approximately $292,000.

All of our loan facilities and term loans with Comerica described above are secured by all of our assets, excluding our intellectual property.  We also have agreed to various financial and non-financial covenants.  At December 31, 2004 and June 30, 2005 we were in compliance with all covenants.

We also have a foreign exchange facility in the amount of $1 million, which provides up to $10 million in purchases of foreign exchange contracts.  This foreign exchange facility is due to mature in September 2005. As of June 30, 2005, our total outstanding currency contracts under this facility in U.S. dollars was $8.1 million.  This represents approximately 6.3 million Euro foreign currency contracts.

Deferred Taxes

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the deferred tax assets, net of the valuation allowance, will be realized. Accordingly, we have recorded no valuation allowance for our U.S. operations at December 31, 2004 and June 30, 2005.  We have recorded a valuation allowance of $378,000 and $453,000 for our wholly owned subsidiary, Spy Optic, S.r.l. at December 31, 2004 and June 30, 2005, respectively.

Backlog

Historically, purchases of sunglass and motocross eyewear products have not involved significant pre-booking activity.  Purchases of our snow goggle products are generally pre-booked and shipped primarily from August to October. At June 30, 2004 and 2005 we had a backlog, including backorders (merchandise remaining unshipped beyond its scheduled shipping date), of approximately $719,000 and $1.9 million, respectively.  The increase in the backlog was attributable primarily to pre-booking on our goggle products.

Seasonality

Our net sales fluctuate from quarter to quarter as a result of changes in demand for our products. Historically, we have experienced greater net sales in the second half of the fiscal year as a result of the seasonality of our products and the markets in which we sell our products. We generally sell more of our sunglass products in the first half of the fiscal year and a majority of our goggle products in the last half of the fiscal year. We anticipate that this seasonal impact on our net sales is likely to continue. As a result, our net sales and operating results have fluctuated significantly from period-to-period in the past and are likely to do so in the future.

Inflation

We do not believe inflation had a material impact on our operations in the past, although there can be no assurance that this will be the case in the future.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At June 30, 2005, we had $0 outstanding under our loan facilities with Comerica. We had unused lines of credit with Comerica of $8 million.  The amounts outstanding under these loan facilities at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest rate would have a material effect on our results of operations or financial condition.

Foreign Currency Risk

We operate our business and derive a substantial portion of our net sales outside of the United States. For the six months ended June 30, 2004 and 2005, we derived 20% and 25% of our net sales in the rest of the world.  We also purchase a majority of our products in transactions denominated in Euros. As a result, we are exposed to movements in foreign currency exchange rates between the local currencies of the foreign markets in which we operate and the U.S. dollar. Our foreign currency exposure is generally related to Europe. A strengthening of the Euro relative to the U.S. dollar or to other currencies in which we receive revenues could impact negatively the demand for our products, could increase our manufacturing costs and could reduce our results of operations. In addition, we manufacture a substantial amount of our sunglass and goggle products in Italy. Because these purchases are paid in Euros, we face currency risk. A strengthening Euro could negatively affect the cost of our products and reduce our gross profit margins.

The effect of the translation of foreign currencies on our financial results can be significant. We therefore engages in certain hedging activities to mitigate over time the impact of the translation of foreign currencies on our financial results. Our hedging activities reduce, but do not eliminate, the effects of foreign currency fluctuations. Factors that could affect the effectiveness of our hedging activities include volatility of currency markets and the availability of hedging instruments.  The degree to which our financial results are affected will depend in part upon the effectiveness or ineffectiveness of our hedging activities.

As of June 30, 2004 and 2005, the notional amounts of our foreign exchange contracts were approximately $1.8 million and $8.1 million. We estimate the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations for those derivatives not qualifying as cash flow hedges. At June 30, 2005, the fair values of foreign currency-related derivatives were recorded as a current liability of $453,000.

                As of June 30, 2005, the notional amounts of our foreign exchange contracts designated as cash flow hedges was approximately $5.9 million. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized. For each of the three and six months ended June 30, 2005, a loss of $235,000 related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive loss.

                The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense). For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of other income (expense). During the three and six months ended June 30, 2005, we recorded net losses of $0 and approximately $17,000 as a result of changes in the spot-forward differential. No gain or loss was recorded for the three and six months ended June 30, 2004. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged item and the hedging instrument are evaluated using the same spot rate, we anticipate the hedges to be highly effective. The effectiveness of each derivative is assessed quarterly.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which will be effective for the Company’s first quarterly reporting period in 2006. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The new standard requires that the compensation cost relating to share-based payments be recognized in financial statements at fair value. As such, reporting employee stock options under the intrinsic value-based method prescribed by APB No. 25 will no longer be allowed. The Company has historically elected to use the intrinsic value method and has not recognized expense for employee stock options granted. The Company has not yet determined the impact that adopting SFAS No. 123R will have on the financial results of the Company in future periods.

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

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 to provide public companies additional guidance in applying the provisions of SFAS No. 123R.  Among other things, the SAB describes the staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123R with certain existing staff guidance.  SAB No. 107 should be applied upon the adoption of SFAS No. 123R.

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

We believe that broader recognition and favorable perception of our brands, and in particular, our Spy® brand, by persons ranging in age from 10 to 27 is essential to our future success. Accordingly, we intend to continue an aggressive brand strategy through a variety of marketing techniques, including athlete sponsorship, sponsorship of surfing, snowboarding, skateboarding, wakeboarding, BMX, downhill mountain biking and motocross events, vehicle marketing, internet and print media, action sports industry relationships, sponsorship of concerts and music festivals and celebrity endorsements, to foster an authentic action sports and youth lifestyle company culture. If we are unsuccessful, these expenses may never be offset, and we may be unable to increase net sales. Successful positioning of our brands will depend largely on:

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

•                    increase awareness and popularity of our existing Spy® brand;

•                    establish awareness of any new brands we may introduce or acquire, including our Dale Earnhardt, Jr. brand E Eyewear™ and our Handcrafted Collection™;

•                    increase customer demand for our existing products and establish customer demand for any new product offering, including E Eyewear™;

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

If sales become concentrated in a limited number of our products, we could be exposed to risk if consumer demand for such products were to decline. For the six months ended June 30, 2004 and 2005, 74% and 75%, respectively, of our net sales were derived from sales of our sunglass products and 19% of net sales were derived from sales of our goggle products. In addition, for the six months ended June 30, 2004 and 2005, 23% and 16%, respectively, of our net sales related to our sunglass products were derived from two models of our product line. As a result of these concentrations in net sales, our operating results could be harmed if sales of any of these products were to decline substantially and we were not able to increase sales of other products to replace such lost sales.

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

We are heavily dependent on our primary product designer, Jerome Mage, for the design and development of our eyewear products. Mr. Mage provides his services to us as an independent consultant through his business, Mage Design, LLC. We cannot be certain that Mr. Mage will not be recruited by our competitors or otherwise terminate his relationship with us. If Mr. Mage terminates his relationship with us, we will need to obtain the services of another qualified product designer to design our eyewear products, and even if we are able to locate a qualified product designer, we may not be able to agree on commercially reasonable terms acceptable to us, if at all. If we were to enter into an agreement with a qualified product designer, we could experience a delay in the design and development of new sunglass and goggle product lines, and we may not experience the same level of consumer acceptance with any such product offerings. Any such delay in the introduction of new product lines or the failure by customers to accept new product lines could reduce our net sales.

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

We purchase substantially all of our products from two manufacturers, LEM S.r.l. and Intersol S.r.l.  For the six months ended June 30, 2004 and 2005, we purchased approximately 77% and 79%, respectively, of these products from LEM and approximately 16% and 15%, respectively, of these products from Intersol.  We expect in the future that the portion of our products manufactured by LEM will increase and the portion of our products manufactured by Intersol will decrease.  Accordingly, any ability to diffuse potential manufacturer-related risks noted above, and to attenuate the potentially debilitating effect on our business and results of operations, is thereby lessened, thus augmenting the risks.

On July 11, 2005 the Company signed a non-binding proposal with LEM, the Company’s primary manufacturer, that identified conditions in which the Company would elect to exercise its option to purchase LEM.  As part of the proposal, the Company paid a refundable deposit of 250,000 Euros, or approximately $300,000.  The deposit is refundable if LEM fails to meet certain conditions and requirements contained in the non-binding proposal.  If LEM meets all the requirements and the Company elects not to exercise its purchase option, the deposit is forfeited and the amount would be charged to expense.

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

Our European operations are located in Italy, and our primary manufacturers are located in Italy. For the six months ended June 30, 2004 and 2005, we derived 80% and 75% of our net sales in the United States based on attributing sales using customer location (as opposed to shipping point) and 20% and 25% of our net sales in the rest of the world, primarily in Australia, Canada, France, Japan and Spain. We are subject to risks inherent in international business, many of which are beyond our control, including:

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

We sell a majority of our products in transactions denominated in U.S. dollars; however, we purchase substantially all of our products from our independent manufacturers in transactions denominated in Euros. As a result, if the U.S. dollar were to weaken against the Euro, our cost of sales could increase substantially. We also are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our Italian subsidiary, Spy Optic, S.r.l., and due to net sales in Canada.  For the six months ended June 30, 2004 and 2005, we had foreign currency transaction losses of approximately $146,000 and $100,000, respectively, which was included in other expense for the six months ended June 30, 2004 and 2005.  For the six months ended June 30, 2004 and 2005, $0 and $235,000 of unrealized losses on cash flow hedges were included in other comprehensive loss.

Prior to April 2005, the Company’s forward contracts did not qualify for hedge accounting, and changes in the fair value of the Company’s forward contracts were recorded in the consolidated statements of  operations.  Beginning in April 2005, a majority of the Company’s derivatives were designated and qualified as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. Such gains or losses are recognized in earnings in the period the hedged item is also recognized in earnings.  Foreign currency derivatives are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements which may include derivatives that do not meet the criteria for hedge accounting. The Company does not enter into foreign exchange contracts for speculative purposes.

The effect of the translation of foreign currencies on the Company’s financial results can be significant. The Company therefore engages in certain hedging activities to mitigate over time the impact of the translation of foreign currencies on the Company’s financial results. The Company’s hedging activities reduce, but do not eliminate, the effects of foreign currency fluctuations.  Factors that could affect the effectiveness of the Company’s hedging activities include volatility of currency markets and the availability of hedging instruments.  For the effect of the Company’s hedging activities during the current reporting periods, see “Quantitative and Qualitative Disclosures about Market Risk.”  The degree to which the Company’s financial results are affected will depend in part upon the effectiveness or ineffectiveness of the Company’s hedging activities.

We may experience conflicts of interest with our significant stockholder, No Fear, Inc., which could harm our other stockholders.

No Fear, Inc. beneficially owns approximately 13% of our outstanding common stock. As a result of No Fear’s ownership interest, No Fear has the ability to influence who is elected to our board of directors each year and, through those directors, to influence our management, operations and potential significant corporate actions. In addition, as a purchaser of our products, No Fear accounted for approximately $416,000 and $443,000 of our net sales for the six months ended June 30, 2004 and 2005, respectively. No Fear may have interests that conflict with, or are different from, the interests of our other stockholders. These conflicts of interest could include potential competitive business activities, corporate opportunities, indemnity arrangements, registration rights, sales or distributions by No Fear of our common stock and the exercise by No Fear of its ability to influence our management and affairs. Further, this concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our other stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, could harm the market price of our common stock and could impede the growth of our company. Our certificate of incorporation does not contain any provisions designed to facilitate resolution of actual or potential conflicts of interest or to ensure that potential business opportunities that may become available to both No Fear and us will be reserved for or made available to us. If these conflicts of interest are not resolved in a manner favorable to our stockholders, our stockholders’ interests may be substantially harmed.

In addition, Mark Simo, the Chairman of our board of directors, serves as the Chief Executive Officer and Chairman of the board of directors of No Fear and owns approximately 32% of No Fear’s outstanding common stock. As a result of his position in No Fear, Mr. Simo may face conflicts of interest in connection with transactions between us and No Fear.

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

Since we sell our products internationally and are dependent on foreign manufacturing in Italy and China, we also are dependent on the laws of foreign countries to protect our intellectual property. These laws may not protect intellectual property rights to the same extent or in the same manner as the laws of the United States. Although we will continue to devote substantial resources to the establishment and protection of our intellectual property on a worldwide basis, we cannot be certain that these efforts will be successful or that the costs associated with protecting our rights abroad will not be extensive. As of the date of this report, we have been unable to register Spy as a trademark for our products in a few selected markets in which we do business. In addition, although we have filed applications for federal registration, we have no trademark registrations for Spy for our accessory products currently being sold. We may face significant expenses and liability in connection with the protection of our intellectual property rights both inside and outside of the United States and, if we are unable to successfully protect our intellectual property rights or resolve any conflicts, our results of operations may be harmed.

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

On March 7, 2005, Oakley, Inc., one of our major competitors, filed a lawsuit alleging patent trade dress and trademark infringement, unfair competition, and false designation of origin.  The lawsuit specifically identifies three of our product styles which accounted for less than 4% and 7% of our total net sales for 2004 and for the six months ended June 30, 2005, respectively.  While management believes the lawsuit is without merit and that the ultimate outcome of this proceeding will not have a material adverse effect on our consolidated balance sheet and statements of income and cash flows, litigation is subject to inherent uncertainties.

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

We incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and Nasdaq, have required changes in corporate governance practices of public companies. These new rules and regulations have increased, and will continue to increase, our legal and financial compliance costs and make some activities more time-consuming and costly. These new rules and regulations have also made, and will continue to make, it more difficult and more expensive for us to obtain director and officer liability insurance.

We may not address successfully problems encountered in connection with any future acquisitions, which could result in operating difficulties and other harmful consequences.

We have an option exercisable through December 2005 to acquire our primary manufacturer LEM S.r.l.  We expect to continue to consider other opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base, although we have no specific agreements with respect to potential acquisitions or investments. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions and strategic investments involve numerous risks, including:

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

If we fail to properly evaluate and execute acquisitions and strategic investments, our management team may be distracted from our day-to-day operations, our business may be disrupted and our operating results may suffer. In addition, if we finance acquisitions by issuing equity or convertible debt securities, our stockholders would be diluted

Our eyewear products may subject us to product liability claims, which are expensive to defend and may require us to pay damages.

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

The trading price of our common stock fluctuates due to the factors discussed in this section and elsewhere in this report.  For example, in the first six months of 2005, our stock has traded as high as $11.50 per share and as low as $4.50 per share.  The trading market for our common stock also is influenced by the research and reports that industry or securities analysts publish about us or our industry. If one or more of the analysts who cover us were to publish an unfavorable research report or to downgrade our stock, our stock price likely would decline. If one or more of these analysts were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Sales of our common stock in the public market, or the perception that such sales might occur, could cause the market price of our common stock to decline. As of August 2, 2005, we had 8,021,814 shares of common stock outstanding and 805,891 shares subject to unexercised options to purchase shares of common stock that are fully vested.  In addition, in connection with our initial public offering, we issued to Roth Capital Partners, LLC and its designee, warrants to purchase up to 147,000 shares of common stock.

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

We, our directors and certain of our officers have recently been named as defendants in two stockholder class action lawsuits filed in the United States District Court for the Southern District of California. The complaints purport to seek unspecified damages on behalf of an alleged class of persons who purchased our common stock pursuant to our registration statement we filed in connection with our public offering of stock on December 14, 2005.  The complaints allege that we and our officers and directors violated federal securities laws by failing to disclose in that registration statement material information about the status of our European operations and whether certain of our products infringe on the intellectual property rights of Oakley, Inc.  We have not yet formally responded to this action and no discovery has been conducted. However, based on the facts presently known, our management believes we have meritorious defenses to this action and intends to vigorously defend the action. This litigation presents a distraction to our management and is expensive to conduct.  Based on our expected insurance coverages, our estimated costs related to defending this action could be as high as $250,000.  This could negatively affect our operating results.

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

Beginning in April 2005, a majority of our derivatives were designated and qualified as cash flow hedges.  In accordance with SFAS No. 133, we formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, we specifically identify the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and state how the hedging instrument is expected to hedge the risks related to the hedged item. We formally measure effectiveness of our hedging relationships both at the hedge inception and on an ongoing basis in accordance with our risk management policy.  With the exception of changes made by us to designate hedges and maintain compliance with SFAS No. 133, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are beginning the evaluation of our internal control over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to evaluate annually the effectiveness of our internal control over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports.  However, in March 2005, the Securities Exchange Commission postponed the Section 404 requirement for one year for those companies not qualifying as accelerated filers as of June 30, 2005.  We will not have to comply with the Section 404 requirement until our annual report on Form 10-K for the fiscal year ending December 31, 2006.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See footnote 12 to the financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See footnote 11 to the financial statements.

Item 4. Submission of Matters to a Vote of Security-Holders

(a)          Our Annual Meeting of Stockholders was held on June 2, 2005.

(b)         Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management’s nominees as listed in the proxy statement to elect three Directors. All such nominees were elected.

(c)          The matters voted at the meeting and the results were as follows:

(1)          To elect three directors to serve for a term to expire at the Annual Meeting in 2008 or until their successors are elected and qualified.

	For	Withheld
Director #1 — Barry Buchholtz	5,577,926	360,379
Director #2 — David Mitchell	5,893,926	44,379
Director #3 — Greg Theiss	5,893,926	44,379

(2)          To ratify the selection of Mayer Hoffman McCann P.C. to serve as independent registered certified public accountants for the Company for the fiscal year ending December 31, 2005.

For	Against	Abstain	Broker Non-Vote
5,911,456	17,637	9,212	0

Item 5.  Other Information

                On May 9, 2005, our Compensation Committee of the Board of Directors approved and ratified individual management compensation plans with respect to compensation for our senior management for calendar year 2005.  The material terms of those compensation arrangements are set forth below.

                Barry Buchholtz, Chief Executive Officer, will receive salary of $96,000, plus payment of a bonus of up to $169,000, of which up to $24,000 is based on the attainment of certain sales targets, and the remaining $145,000 is based on a percent of pre-tax profits and sales of key product lines.

                Michael Brower, Chief Financial Officer, will receive salary of $160,000, plus payment of a bonus of up to $60,000, of which up to $20,000 is based on the attainment of certain sales targets, $20,000 is based on the attainment of certain net profit targets, and $20,000 is based on timely completion of certain individual management business objectives.

                Richard Marshall, Vice President, Operations, will receive salary of $135,000, plus payment of a bonus of up to $25,000, of which up to $12,500 is based on the attainment of certain sales targets and $12,500 is based on the attainment of certain net profit targets.

                Karl Hingel, Vice President, International, will receive salary of $120,000, plus payment of a bonus of up to $75,000, of which up to $45,000 is based on a monthly commission rate and includes $10,000 for attainment of certain international sales targets, $10,000 is based on the attainment of certain international net profit targets, and $20,000 is based on upon attainment of timely completion of individual management business objectives.

                John Gothard, Vice President, North American Sales, will receive salary of $60,000, plus payment of a bonus of up to $120,000, of which up to $100,000 is based on a monthly commission rate and includes $20,000 for attainment of certain domestic sales targets, and includes $20,000 is based on the attainment of certain net profit targets.

                Grant Guenther, Vice President, Marketing, will receive salary of $120,000 (effective March 1, 2005), plus payment of a bonus of up to $48,000, of which up to $24,000 is based on the attainment of certain sales targets and $24,000 is based on the attainment of certain net profit targets.

In addition to the foregoing compensation, in the event we terminate the employment of any of the foregoing officers, the officer will receive a severance payment equal to one month of salary for each full or part year of service, with a minimum of six months, with the exception of Mr. Marshall who joined us in 2005 and will receive a minimum of three months and Mr. Buchholtz who has no minimum.

Item 6. Exhibits

Exhibit Number		Description of Document
3.	2*	Restated Certificate of Incorporation.

3.	4*	Amended and Restated Bylaws.

4.	1*	Form of Common Stock Certificate.

4.	2	Common Stock Purchase Warrant to Purchase 142,000 shares of Common Stock of Orange 21 Inc. issued to Roth Capital Partners, LLC dated June 22, 2005.

4.	3	Common Stock Purchase Warrant to Purchase 5,000 shares of Common Stock of Orange 21 Inc. issued to Dana Mackie dated June 22, 2005.

10.	1	Amendment to Web Site Development, Service and Revenue Sharing Agreement between Orange 21 Inc. and No Fear, Inc. dated June 23, 2005.

10.	2	Commercial Lease Agreement between Orange 21 Inc. and The Levine Family Trust dated May 31, 2005.

31.	1	Rule 13a-14(a) certification of Chief Executive Officer.

31.	2	Rule 13a-14(a) certification of Chief Financial Officer.

32.	1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.§1350).

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

Orange 21 Inc.

Date: August 11, 2005
	By	/s/ Barry Buchholtz
Barry Buchholtz
Chief Executive Officer

Date: August 11, 2005
	By	/s/ Michael Brower
Michael Brower
Chief Financial Officer