Form 10-Q
period 2005-09-30
Orange 21 Inc.
filed 2005-11-14
CIK 932372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of October 27, 2005, there were 8,031,189 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

ORANGE 21 INC. AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	September 30, 2005
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$11,476,828	$1,693,042
Short-term investments	—	9,075,502
Accounts receivable—net	8,244,910	8,445,387
Inventories	11,814,846	13,015,212
Prepaid expenses and other current assets	1,073,181	1,905,137
Deferred income taxes	1,074,000	1,072,285
Total current assets	33,683,765	35,206,565
Property and equipment—net	3,687,907	4,786,495
Intangible assets, net of accumulated amortization of $318,332 and $370,800, respectively	152,543	504,025
Total assets	$37,524,215	$40,497,085
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of notes payable	$125,000	$—
Current portion of capitalized leases	37,370	37,041
Accounts payable	2,243,955	1,912,645
Accrued expenses and other liabilities	2,433,371	2,584,164
Income taxes payable	443,619	12,780
Total current liabilities	5,283,315	4,546,630
Notes payable, less current portion	166,667	—
Capitalized leases, less current portion	31,369	3,277
Deferred income taxes	143,000	40,348
Total liabilities	5,624,351	4,590,255
Commitments and contingencies
Stockholders’ equity
Preferred stock; par value $0.0001; 5,000,000 authorized	—	—
Common stock; par value $0.0001; 100,000,000 shares authorized; 7,491,218 and 8,031,189 shares issued and outstanding at 2004 and 2005, respectively	747	801
Additional paid-in capital	31,655,426	35,927,045
Accumulated other comprehensive income	437,673	113,467
Accumulated deficit	(193,982)	(134,483)
Total stockholders’ equity	31,899,864	35,906,830
Total liabilities and stockholders’ equity	$37,524,215	$40,497,085

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Net sales	$9,977,364	$10,819,773	$24,028,325	$29,707,956
Cost of sales	4,619,500	5,310,534	10,930,375	14,494,701
Gross profit	5,357,864	5,509,239	13,097,950	15,213,255
Operating expenses
Sales and marketing	3,048,848	3,462,546	7,875,932	9,381,103
General and administrative	1,069,485	1,368,080	3,242,121	4,223,149
Shipping and warehousing	315,642	334,917	670,313	924,508
Research and development	96,474	160,562	283,679	475,018
Total operating expenses	4,530,449	5,326,105	12,072,045	15,003,778
Income from operations	827,415	183,134	1,025,905	209,477
Other income (expense)
Interest (expense) income— net	(90,680)	85,632	(324,930)	236,045
Foreign currency transaction gain	242,884	165,933	97,170	66,345
Other income (expense)—net	48,747	4,704	48,572	(7,917)
Total other income (expense)	200,951	256,269	(179,188)	294,473
Income before income taxes	1,028,366	439,403	846,717	503,950
Income tax provision	511,442	247,293	761,401	444,451
Net income	$516,924	$192,110	$85,316	$59,499
Net earnings per common share
Basic	$0.11	$0.02	$0.02	$0.01
Diluted	$0.10	$0.02	$0.02	$0.01
Weighted average common shares outstanding
Basic	4,898,246	8,026,502	4,570,556	8,014,352
Diluted	5,073,466	8,339,792	4,745,788	8,407,376

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Net income	$516,924	$192,110	$85,316	$59,499
Other comprehensive income (loss):
Unrealized loss on cash flow hedges, net of tax	—	(9,220)	—	(244,192)
Unrealized gain (loss) on available-for-sale investments, net of tax	—	1,322	—	(2,679)
Equity adjustment from foreign currency translation	95,821	196,940	57,991	187,565
Unrealized loss on foreign currency exposure of net investment in foreign operations	—	(20,100)	—	(264,900)
Other comprehensive income (loss), net of tax	95,821	168,942	57,991	(324,206)
Comprehensive income (loss)	$612,745	$361,052	$143,307	$(264,707)

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2004	2005
Cash flows from operating activities
Net income	$85,316	$59,499
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,408,155	1,636,503
Deferred income taxes	(18,000)	(100,937)
Provision for bad debts	272,624	111,384
Stock-based compensation	25,500	—
Loss on sale of fixed assets	404	—
Change in operating assets and liabilities:
Accounts receivable	(212,972)	(311,861)
Inventories	(3,836,141)	(1,200,366)
Prepaid expenses and other current assets	(681,890)	(831,956)
Due from related party	(390,051)	—
Accounts payable	1,870,946	(331,310)
Accrued expenses and other liabilities	535,342	150,793
Income tax payable/receivable	664,249	(385,106)
Net cash used in operating activities	(276,518)	(1,203,357)
Cash flows from investing activities
Purchases of fixed assets	(688,621)	(1,587,120)
Purchases of fixed assets from related parties	(649,000)	(1,095,501)
Loans to related parties	(467,500)	—
Proceeds from sale of fixed assets	15,000	—
Purchases of short-term investments	—	(14,371,966)
Maturities and sales of short-term investments	—	5,292,000
Purchases of intangibles	(10,148)	(403,951)
Net cash used in investing activities	(1,800,269)	(12,166,538)
Cash flows from financing activities
Line of credit borrowings	3,450,868	—
Line of credit repayments	(3,455,000)	—
Principal payments on notes payable	(83,333)	(291,667)
Principal payments on notes payable to stockholders	(80,000)	—
Principal payments on capital leases	(51,769)	(28,421)
Proceeds from sale of common stock	1,705,500	4,177,035
Proceeds from exercise of stock options	360,000	48,910
Net cash provided by financing activities	1,846,266	3,905,857
Effect of exchange rate changes on cash and cash equivalents	57,991	(319,748)
Net decrease in cash and cash equivalents	(172,530)	(9,783,786)
Cash and cash equivalents at beginning of period	581,207	11,476,828
Cash and cash equivalents at end of period	$408,677	$1,693,042
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$345,221	$15,738
Income taxes	$115,524	$795,000

Non-cash investing and financing activities
Conversion of notes payable into common stock	$65,000	$—
Acquisition of fixed assets under capital lease agreements	$32,000	$—
Income tax benefit related to exercise of stock options	$—	$45,733

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring items, considered necessary for a fair presentation of the consolidated balance sheet as of September 30, 2005, and the consolidated statements of income and cash flows for the three and nine-month periods ended September 30, 2004 and 2005.  The results of the operations for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results of operations for the entire year ending December 31, 2005 or for any other period.

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

In December 2004, the FASB staff issued FASB Staff Position (“FSP”) SFAS No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, to provide guidance on the application of SFAS No. 109 to the provision within the American Jobs Creation Act of 2004 (the “Act”) that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturer’s deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. A special deduction is accounted for by recording the benefit of the deduction in the year in which it can be taken in the Company’s tax return, and not by adjusting deferred tax assets and liabilities in the period of the Act’s enactment (which would have been done if the deduction on qualified production activities were treated as a change in enacted tax rates). The FSP also reminds companies that the special deduction should be considered by an enterprise in (a) measuring deferred taxes when the enterprise is subject to graduated tax rates and (b) assessing whether a valuation allowance is necessary as required by SFAS No. 109. The FSP is effective upon issuance. In accordance with the FSP, the Company will record the benefit, if any, of the tax deduction in the year in which the deduction becomes available.

In December 2004, the FASB staff issued FSP FAS No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, to provide accounting and disclosure guidance for the repatriation provisions included in the Act. The Act introduced a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. As a result, an issue has arisen as to whether an enterprise should be allowed additional time beyond the financial reporting period in which the Act was enacted to evaluate the effects of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The FSP is effective upon issuance.  The adoption of this FSP did not have a significant effect on the Company’s financial statements.

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

All of the Company’s short-term investments have contractual maturities of twelve months or less at the time of acquisition.  The Company’s short term investments are classified as available-for-sale.  Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, if any, reported as a separate component of stockholders’ equity.  Realized gains and losses as well as interest and dividends on all securities are included as other income (expense) in the statement of operations.  Unrealized gains were approximately $0 and $2,000 for the three months ended September 30, 2004 and 2005, respectively.  Unrealized losses were approximately $0 and $4,000 for the nine months ended September 30, 2004 and 2005, respectively.

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

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure.  In accordance with SFAS No. 133, the Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) when the derivative is no longer designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate.  During the three and nine months ended September 30, 2005, the Company recognized no losses resulting from the expiration, sale, termination or exercise of foreign currency exchange contracts.

As of September 30, 2004 and 2005, the notional amounts of the Company’s foreign exchange contracts were approximately $2,204,000 and $14,094,000, respectively.  The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations for those derivatives not qualifying as a cash flow hedge.  At September 30, 2005, the fair values of foreign currency-related derivatives were recorded as a current liability of $279,000.

As of September 30, 2005, the notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges were approximately $12,520,000. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized.  For the three and nine months ended September 30, 2005, a net loss of  $9,000 and $244,000, respectively, related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive loss.

The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense). For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of other income (expense). During the three and nine months ended September 30, 2005, the Company recorded net losses of approximately $19,000 and $36,000, respectively, as a result of changes in the spot-forward differential. No gain or loss was recorded for the three and nine months ended September 30, 2004. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged item and the hedging instrument are evaluated using the same spot rate, the Company anticipates the hedges to be highly effective. The effectiveness of each derivative is assessed quarterly.

The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties. As of September 30, 2005, outstanding contracts were recorded at fair value and the resulting gains and losses were recorded in the consolidated financial statements pursuant to the policy set forth above.

5.                                      Earnings Per Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options and warrants in the weighted average share calculation. The following table lists the potentially dilutive equity instruments, each representing the right to acquire one share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Weighted average common shares outstanding — basic	4,898,246	8,026,502	4,570,556	8,014,352
Effect of dilutive securities:
Stock options	175,220	313,290	175,232	393,024
Warrants	—	—	—	—

Dilutive potential shares	175,220	313,290	175,232	393,024

Weighted average common shares outstanding — dilutive	5,073,466	8,339,792	4,745,788	8,407,376

The following potentially dilutive instruments were not included in the diluted per share calculation for the three and nine months ended September 30, 2004 and 2005 as their effect was antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Stock options	—	495,000	—	475,000
Warrants	—	147,000	—	147,000

Total	—	642,000	—	622,000

6.                                      Comprehensive Income

Comprehensive income represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive income.

The components of accumulated other comprehensive income, net of tax, are as follows:

	December 31, 2004	September 30, 2005
Unrealized loss on cash flow hedges, net of tax	$—	$(244,192)
Unrealized loss on available-for-sale investments, net of tax	—	(2,679)
Equity adjustment from foreign currency translation	437,673	625,238
Unrealized loss on foreign currency exposure of net investment in foreign operations	—	(264,900)
Comprehensive income	$437,673	$113,467

7.                                      Stock-Based Compensation

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options. Under APB No. 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, require the Company to provide pro forma information regarding net income as if compensation cost for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. SFAS No. 148 also provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to account for stock-based compensation under APB No. 25. For stock options granted to employees, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates ranging from 3.0% to 4.9%, volatility ranging from 0% to 64% for all periods and an expected life of five years.

If compensation cost for the Company’s stock options had been determined based on their fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net (loss) income would have been adjusted to the pro forma amounts indicated below:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Net income, as reported	$516,924	$192,110	$85,316	$59,499
Pro forma stock-based compensation	(5,890)	(86,679)	(17,670)	(103,542)
Pro forma net income (loss)	$511,034	$105,431	$67,646	$(44,043)
Basic net income (loss) per share:
As reported	$0.11	$0.02	$0.02	$0.01
Pro forma	$0.10	$0.01	$0.01	$(0.01)
Diluted net (loss) income per share:
As reported	$0.10	$0.02	$0.02	$0.01
Pro forma	$0.10	$0.01	$0.01	$(0.01)

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

8.                                      Accounts Receivable

Accounts receivable consisted of the following:

	December 31, 2004	September 30, 2005
Trade receivables	$10,002,777	$10,258,389
Less allowance for doubtful accounts	(567,541)	(549,817)
Less allowance for returns	(1,190,326)	(1,263,185)
	$8,244,910	$8,445,387

9.                                      Inventories

Inventories consisted of the following:

	December 31, 2004	September 30, 2005
Raw materials	$455,029	$216,357
Finished goods	11,359,817	12,798,855
	$11,814,846	$13,015,212

The Company’s inventory balances are net of an allowance for obsolescence of approximately $1,109,000 and $1,360,000 at December 31, 2004 and September 30, 2005, respectively.

10.                               Financing Arrangements

Lines of credit

The Company’s line of credit with Comerica Bank allows for borrowings up to $8 million.  The Company and Comerica Bank agreed to extend the maturity date of the existing revolving credit facility from November 2005 to January 2006.  At December 31, 2004 and September 30, 2005, amounts outstanding under lines of credit were zero.

The Company also has available letter of credit accommodations, with any payments made by the financial institution to any issuer thereof and/or related parties in connection with the letter of credit accommodations to constitute additional revolving loans to the Company and the amount of all outstanding letter of credit accommodations not to exceed $2.0 million. There were no outstanding letters of credit at December 31, 2004 and September 30, 2005, respectively.

Notes Payable

Notes payable consisted of the following:

	December 31, 2004	September 30, 2005
Note payable to bank; interest at prime (6.75% at September 30, 2005); secured by all of the assets of the Company excluding intellectual property rights; principal of approximately $10,000 plus interest is due monthly over a four-year period through March 21, 2007; repaid in June 2005	$291,667	$—

Less current portion	(125,000)	—
Long-term portion	$166,667	$—

The financial agreements contain certain financial and non-financial covenants. At December 31, 2004 and September 30, 2005, the Company was not in violation of any covenants.

11.                               Common Stock

In January 2005, the Company sold 520,000 shares of common stock to cover over-allotments as a result of the Company’s initial public offering.  Net proceeds after offering costs of $353,000 and expenses of $20,000 amounted to approximately $4.2 million.  In addition, 19,971 shares were issued due to stock options exercised during 2005.

12.                               Commitments and Contingencies

Operating Leases

The Company leases its principal administrative and distribution facilities under an operating lease that expires in March 2006. The Company also leases an administrative and distribution facility in Italy under an agreement that expires in September 2009, but may be terminated by the Company prior to such time with six months notice.  Rent expense was approximately $72,000 and $98,000 for the three months ended September 30, 2004 and 2005, respectively.  Rent expense was approximately $200,000 and $276,000 for the nine months ended September 30, 2004 and 2005, respectively.

Litigation

From time to time, the Company may be party to legal claims in the ordinary course of business.  Some of these claims may lead to litigation.

On March 7, 2005, Oakley, Inc., a major competitor of the Company, filed a lawsuit alleging patent, trade dress and trademark infringement, unfair competition, and false designation of origin.  The lawsuit specifically identifies three of the Company’s product styles which accounted for approximately 4% and 5% of the Company’s total sales for 2004 and for the nine months ended September 30, 2005, respectively.  While management believes that the lawsuit is without merit and that the ultimate outcome of this proceeding will not have a material adverse effect on the Company’s consolidated balance sheet and statements of income and cash flows, litigation is subject to inherent uncertainties.  The Company presently has no estimate of any potential loss or range of loss with respect to the lawsuit or any estimate as to the potential costs of defending against the lawsuit.

The Company, its directors and certain of its officers have been named as defendants in two stockholder class action lawsuits filed in the United States District Court for the Southern District of California.  A consolidated complaint, filed October 11, 2005, purports to seek unspecified damages on behalf of an alleged class of persons who purchased the Company’s common stock pursuant to the registration statement filed in connection with the Company’s public offering of stock on December 14, 2004.  The complaint alleges that the Company and its officers and directors violated federal securities laws by failing to disclose in the registration statement material information about the status of its European operations, the Company’s dealings with one of its customers and whether certain of the Company’s products infringe on the intellectual property rights of Oakley, Inc.  The Company has not yet formally responded to this action and no discovery has been conducted. However, based on the facts presently known, management believes it has meritorious defenses to this action and intends to vigorously defend the action.  Based on the Company’s expected insurance coverages, its estimated costs related to defending this action could be as high as $250,000.

13.                               Related Party Transactions

Vendor Purchases

The Company purchases point-of-purchase displays and other materials from a business controlled or owned by a stockholder. The total amounts purchased for the nine months ended September 30, 2004 and 2005 were approximately $839,000 and $1,532,000, respectively.  For the nine months ended September 30, 2004 and 2005, the Company capitalized approximately $649,000 and $1,096,000, respectively, of these purchases.

Customer Sales

No Fear, Inc., a stockholder, owns retail stores that purchase products from the Company. Aggregated sales to these stores during the three months ended September 30, 2004 and 2005 were approximately $186,000 and $281,000, respectively.  Aggregated sales to these stores for the nine months ended September 30, 2004 and 2005 were approximately $433,000 and $724,000, respectively.  Accounts receivable due from these stores amounted to $243,000 and $417,000 at December 31, 2004 and September 30, 2005, respectively.

Stockholders of the Company own retail stores and distribution companies that purchase products from the Company. Aggregated sales to these stores during the three months ended September 30, 2004 and 2005 were approximately $131,000 and $106,000, respectively. Aggregated sales to these stores during the nine months ended September 30, 2004 and 2005 were approximately $428,000 and $695,000, respectively.  Accounts receivable due from these entities amounted to approximately $423,000 and $382,000 at December 31, 2004 and September 30, 2005, respectively.

Contract Services

In August 2004, the Company began operating No Fear’s web site on its behalf.  In December 2004, the Company signed an agreement with No Fear to develop and maintain its web site.  On May 11, 2005, the Company and No Fear mutually agreed to terminate this agreement effective June 30, 2005.  Products sold on the site include No Fear and Spy Optic™ branded products.  Under the agreement, the Company was responsible for products purchased from No Fear to fulfill orders including shipping and insurance costs, and all web site development, hosting, and maintenance costs.  The Company also paid No Fear a royalty of 5% on net sales.  For the three months ended September 30, 2004 and 2005, the Company did not purchase any products from No Fear to fulfill web site orders.  For the nine months ended September 30, 2004 and 2005, the Company purchased $0 and approximately $31,000, respectively, of products from No Fear to fulfill web site orders.  For the three months ended September 30, 2004 and 2005, the operating loss on this agreement was $25,000 and operating income of approximately $4,000, respectively, excluding other accounting and administrative costs incurred by the Company in managing the web site.   For the nine months ended September 30, 2004 and 2005, the operating loss on this agreement was approximately $25,000 and $41,000, respectively, excluding other accounting and administrative costs incurred by the Company in managing the web site.

14.                               Geographic Information

The Company operated principally in two geographic areas, the United States and Italy, during the three and nine months ended September 30, 2004 and 2005. Net sales are attributed to countries based on shipping point, and therefore the U.S. column includes U.S. sales to foreign customers including those in Canada. There were no significant transfers between geographic areas during the period.

	Three months ended September 30, 2004
	U.S. (includes U.S. and Canada)	Foreign	Consolidated
		(in thousands)
Net sales	$8,264	$1,713	$9,977
Operating income (loss)	935	(108)	827
Net income (loss)	660	(143)	517
Identifiable assets	21,692	4,673	26,365

	Nine months ended September 30, 2004
	U.S. (includes U.S. and Canada)	Foreign	Consolidated
		(in thousands)
Net sales	$20,794	$3,234	$24,028
Operating income (loss)	2,013	(987)	1,026
Net income (loss)	1,024	(939)	85
Identifiable assets	21,692	4,673	26,365

	Three months ended September 30, 2005
	U.S. (includes U.S. and Canada)	Foreign	Consolidated
		(in thousands)
Net sales	$9,594	$1,226	$10,820
Operating income	685	(502)	183
Net income (loss)	647	(455)	192
Identifiable assets	35,028	5,469	40,497

	Nine months ended September 30, 2005
	U.S. (includes U.S. and Canada)	Foreign	Consolidated
		(in thousands)
Net sales	$25,652	$4,056	$29,708
Operating (loss) income	747	(538)	209
Net income (loss)	880	(821)	59
Identifiable assets	35,028	5,469	40,497

15.                               Subsequent Events

On October 17, 2005, the Company entered into an agreement to purchase 100% of the capital stock of LEM (the “Purchase Agreement”).  The aggregate purchase price is 3.3 million Euro or approximately $3,960,000 in cash, plus a two-year earn-out based on LEM’s future sales.  The Company has paid a good faith deposit of 1.0 million Euro including a 750,000 Euro payment in October 2005.  The closing of the transaction is contingent upon certain conditions contained in the Purchase Agreement and is tentatively scheduled to occur on or before December 19, 2005.  In addition to customary closing conditions, the closing is also contingent upon satisfaction of certain specified negotiated minimum financial performance levels.  The Purchase Agreement contains customary representations and warranties, as well as standard indemnification provisions and covenants with respect to the operations of the business prior to closing.  In the event the existing securityholders of LEM fail to satisfy any of the closing conditions or in the event the Purchase Agreement is terminated prior to closing due to a material breach by the securityholders, the Company is entitled to receive a full refund of the good faith deposit.  If the Company terminates the Purchase Agreement in the absence of a material breach by the existing securityholders of LEM, the good faith deposit would be forfeited.

On November 4, 2005, the Company and Comerica Bank agreed to extend the maturity date of its existing revolving credit facility from November 2005 to January 2006.  At September 30, 2005, no amount was outstanding under the credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Important Cautionary Notice to Investors

This document contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including but not limited to statements regarding growth and strategies, the expected closing of the LEM transaction, future operating and financial results, financial expectations and current business indicators, are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “believe,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to: risks related to the Company’s ability to manage growth; risks related to the limited visibility of future sunglass orders; the ability to identify and work with qualified manufacturing partners and consultants; the ability to provide adequate fixturing to existing and future retail customers to meet anticipated needs and schedules; the ability to expand distribution channels and retail operations in a timely manner; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; terrorist acts, or the threat thereof, could continue to adversely affect consumer confidence and spending, could interrupt production and distribution of product and raw materials; the ability to integrate acquisitions and licensing arrangements; the ability to continue to develop, produce, and introduce innovative new products in a timely manner; the acceptance in the marketplace of the Company’s new products and changes in consumer preferences; the ability to source raw materials and finished products at favorable prices; foreign currency exchange rate fluctuations; the ability to identify and execute successfully cost control initiatives; the satisfaction of applicable closing conditions for the LEM transaction; and other risks outlined in the Company’s SEC filings.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update this forward-looking information.

Overview

The following discussion includes the operations of Orange 21 Inc. and its subsidiaries for each of the periods discussed.

We design, develop and market premium products for the action sports, motorsports, and youth lifestyle markets. Our principal products, sunglasses and goggles, are marketed under the brands, Spy Optic™ and E Eyewear™. These products target the action sports market, including surfing, skateboarding and snowboarding, the motorsports market such as motocross and NASCAR, and the youth lifestyle market within fashion, music and entertainment. We have built our Spy® brand by developing innovative, proprietary products that utilize high-quality materials, handcrafted manufacturing processes and engineered optical lens technology to convey performance, style, quality and value. We sell our products in approximately 5,100 retail locations in the United States and internationally through approximately 2,500 retail locations serviced by us and our international distributors. We have developed strong relationships with key multi-store action sport and youth lifestyle retailers in the United States, such as Cycle Gear, Inc., No Fear, Inc., Pacific Sunwear of California, Inc.,

Tilly’s Clothing, Shoes & Accessories and Zumiez, Inc., and a strategically selective collection of specialized surf, skate, snow, BMX, mountain bike and motocross stores.

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

We began as a grassroots brand in Southern California and entered the action sports and youth lifestyle markets with innovative and performance-driven products and an authentic connection to the action sports and youth lifestyle markets under the Spy Optic™ brand.  In 2004, we created a new brand, E Eyewear™, the signature series sunglasses for Dale Earnhardt, Jr.  We have a wholly owned subsidiary incorporated in Italy, Spy Optic, S.r.l., and a wholly owned subsidiary incorporated in California, Spy Optic, Inc., which we consolidate in our financial statements. We rely exclusively on an independent third-party consultant for the design of our products. In addition, we maintain a semi-exclusive relationship with our primary manufacturer. We were incorporated as Sports Colors, Inc. in California in August 1992. From August 1992 to April 1994, we had no operations. In April 1994, we changed our name to Spy Optic, Inc. In November 2004, we reincorporated in Delaware and changed our name to Orange 21 Inc.

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

Results of Operations

Three Months Ended September 30, 2005 and 2004

Net Sales

Net sales increased 8% to $10.8 million for the three months ended September 30, 2005 from $10.0 million for the three months ended September 30, 2004.  The increase in net sales was the result of the introduction of several new styles and expanded domestic distribution.  Based on attributing sales using customer location instead of point of shipping, net sales increased in the United States by approximately $1.3 million, or 18%.  Net sales decreased in the rest of the world by approximately $416,000, or 14%.  Net sales increases in Canada of approximately $75,000 were offset by a decrease in sales of our products of $491,000 in other countries, primarily Japan and Australia.  Approximately 2% of international sales were attributable to a weaker U.S. dollar.  Net sales in the United States represented 77% and 70% of total net sales for the three months ended September 30, 2005 and 2004, respectively.  Net sales in the rest of the world represented 23% and 30% of total net sales for the three months ended September 30, 2005 and 2004, respectively. Sunglass unit shipments increased 2% with a 7% increase in the average sales price.  Goggle unit shipments decreased 11% with a 6% increase in the average sales price. The sales mix on a dollar basis for the three months ended September 30, 2005 was 48% for sunglasses, 41% for goggles and 11% for apparel and accessories. The sales mix on a dollar basis for the three months ended September 30, 2004 was 45% for sunglasses, 45% for goggles and 10% for apparel and accessories.

Cost of Sales and Gross Profit

Gross profit increased 3% to $5.5 million for the three months ended September 30, 2005 from $5.4 million for the three months ended September 30, 2004. The increase in absolute dollars was due primarily to the increase in sales volume. As a percentage of net sales, gross profit was 51% for the three months ended September 30, 2005, as compared to 54% for the three months ended September 30, 2004.  As a percentage of net sales, the decrease in gross profit was due primarily to increased product costs from purchasing products in Euros and lower margin sales.

Sales and Marketing Expense

Sales and marketing expense increased 13% to $3.5 million for the three months ended September 30, 2005 from $3.0 million for the three months ended September 30, 2004. The increase in sales and marketing expense primarily was due to increased commission expense of $121,000 due to the period over period sales increase, an increase advertising expenses of $141,000, an increase in payroll and related costs of  $59,000, an increase in other promotional activities of $124,000, offset by a decrease in point-of-purchase and sales display expenses of $115,000.  As a percentage of net sales, sales and marketing expense was 32% and 31% for the three months ended September 30, 2005 and 2004, respectively.

General and Administrative Expense

General and administrative expense increased 28% to $1.4 million for the three months ended September 30, 2005 from $1.1 million for the three months ended September 30, 2004. The increase in general and administrative expense primarily was due to increases in wages and related payroll taxes of $31,000, increases in legal and accounting fees of $102,000, an increase in insurance expense of $49,000, an increase in franchise taxes of $74,000, an increase in board fees of $26,000, and an increase in investor relations expenses of $24,000.  This was offset by a decrease in bad debt expense of $57,000 and consulting costs of $51,000.  Increases in legal and accounting expenses were due primarily to increased costs of being a public company as well as outstanding litigation matters.  Other general and administrative expenses were primarily attributable to the increased costs of being a public company.  As a percentage of net sales, general and administrative expense was 13% and 11% for the three months ended September 30, 2005 and 2004, respectively.

Shipping and Warehousing Expense

Shipping and warehousing expense increased 6% to $335,000 for the three months ended September 30, 2005 from $316,000 for the three months ended September 30, 2004. The increase was due primarily to increased temporary labor of $25,000, an increase in travel expenses of $17,000, and an increase in third-party warehousing expenses of $15,000.  This was offset by a decrease in payroll and related expenses of $27,000.  As a percentage of net sales, shipping and warehousing expense remained relatively unchanged at 3% for each of the three months ended September 30, 2005 and 2004.

Research and Development Expense

Research and development expense increased 66% to $161,000 for the three months ended September 30, 2005 from $96,000 for the three months ended September 30, 2004. The increase was due primarily to increased consulting fees of $43,000 and an increase in payroll and related expenses of $8,000. As a percentage of net sales, research and development expense was 1% for each of the three months ended September 30, 2005 and 2004.

Other Income (Expense)

Other income was $256,000 for the three months ended September 30, 2005 compared to other income of $201,000 for the three months ended September 30, 2004. The increase in other income was due primarily to interest income of $86,000 for the three months ended September 30, 2005 compared to net interest expense of $91,000 due to a pay down on our lines of credit and large balances of cash and investments as a result of the offering.  This was offset by a decrease in foreign currency gain of $76,000 and a decrease in other net income of $44,000.  The reduction in the foreign currency gain was due primarily to our designating a majority of our forward currency contracts as cash flow hedges and the conversion of a portion of the intercompany payable due from Spy Optic, S.r.l into a long-term note payable.  The reduction in other income is due primarily to a reduction in net royalty income.

Income Tax Provision

The income tax provision for the three months ended September 30, 2005 was $247,000 compared to $511,000 for the three months ended September 30, 2004.  Our effective tax rate for the three months ended September 30, 2005 was 56% compared to 50% for the three months ended September 30, 2004.  The higher income tax provisions in both periods are due primarily to an increase in the valuation allowance for Italy’s deferred tax asset.

Net Income

Net income was approximately $192,000 for the three months ended September 30, 2005 compared to net income of $517,000 for the three months ended September 30, 2004.  The decrease in net income was due primarily to a reduction in gross profit due to increased product costs from purchasing products in Euros and lower margin sales and increased operating expenses as a percentage of sales, primarily sales and marketing and general and administrative.

Nine Months Ended September 30, 2005 and 2004

Net Sales

Net sales increased 24% to $29.7 million for the nine months ended September 30, 2005 from $24.0 million for the nine months ended September 30, 2004.  The increase in net sales was the result of the introduction of several new styles and expanded domestic and international distribution. Based on attributing sales using customer location instead of point of shipping, net sales increased in the United States by $4.1 million, or 23%.  Net sales increased in the rest of the world by approximately $1.5 million, or 26%, based upon an increase in sales of our products in Canada of $758,000 and $767,000 in other countries.  Approximately 6% of the international sales growth was attributable to a weaker U.S. dollar.  Net sales in the United States represented 75% and 76% of total net sales for the nine months ended September 30, 2005 and 2004, respectively.  Net sales in the rest of the world represented 25% and 24% of total net sales for the nine months ended September 30, 2005 and 2004, respectively. Sunglass unit shipments increased 21% with a 6% increase in the average sales price.  Goggle unit shipments increased 15% with a 4% increase in the average sales price. The sales mix on a dollar basis for the nine months ended September 30, 2005 was 65% for sunglasses, 27% for goggles and 8% for apparel and accessories. The sales mix on a dollar basis for the nine months ended September 30, 2004 was 62% for sunglasses, 30% for goggles and 8% for apparel and accessories.

Cost of Sales and Gross Profit

Gross profit increased 16% to $15.2 million for the nine months ended September 30, 2005 from $13.1 million for the nine months ended September 30, 2004. The increase in absolute dollars was due primarily to the increase in sales volume. As a percentage of net sales, gross profit was 51% for the nine months ended September 30, 2005, as compared to 55% for the nine months ended September 30, 2004.  As a percentage of net sales, the decrease in gross profit was due primarily to increased product costs from purchasing products in Euros and lower margin sales.

Sales and Marketing Expense

Sales and marketing expense increased 19% to $9.4 million for the nine months ended September 30, 2005 from $7.9 million for the nine months ended September 30, 2004. The increase in sales and marketing expense primarily was due to increased sales and marketing payroll and related expenses of $243,000, increased commission expense of $345,000 due to the period over period sales increase, increased point-of-purchase and sales display expenses of $87,000, an increase in advertising expenses of $110,000, an increase in other promotional activities of $217,000, an increase in product samples expense of $51,000, selling expenses related to the No Fear web site of $48,000, and marketing expenses related to E Eyewear of $181,000.  As a percentage of net sales, sales and marketing expense was 32% and 33% for the nine months ended September 30, 2005 and 2004, respectively.

General and Administrative Expense

General and administrative expense increased 30% to $4.2 million for the nine months ended September 30, 2005 from $3.2 million for the nine months ended September 30, 2004. The increase in general and administrative expense primarily was due to increases in payroll and related expenses of $148,000, increases in legal and accounting fees of $464,000, an increase in insurance expense of $103,000, an increase in franchise taxes of $173,000, an increase in board fees of $84,000, an increase in rent of $76,000, and an increase in investor relations expenses of $86,000. This was offset by a decrease in the reserve for bad debt expense of $163,000.   Increases in legal and accounting expenses were due primarily to increased costs of being a public company as well as outstanding litigation matters.  Other general and administrative expenses were primarily attributable to the increased costs of being a public company.  As a percentage of net sales, general and administrative expense was 14% and 13% for the nine months ended September 30, 2005 and 2004, respectively.

Shipping and Warehousing Expense

Shipping and warehousing expense increased 38% to $925,000 for the nine months ended September 30, 2005 from $670,000 for the nine months ended September 30, 2004. The increase was due primarily to increased payroll and related expenses of $26,000, increased temporary labor of $123,000, and an increase in third-party warehousing expenses of $62,000.  As a percentage of net sales, shipping and warehousing expense remained relatively unchanged at 3% for each of the nine months ended September 30, 2005 and 2004.

Research and Development Expense

Research and development expense increased 67% to $475,000 for the nine months ended September 30, 2005 from $284,000 for the nine months ended September 30, 2004. The increase was due primarily to increased payroll and related expenses of $40,000 and increased consulting fees of $107,000. As a percentage of net sales, research and development expense was 2% and 1% for the nine months ended September 30, 2005 and 2004, respectively.

Other Income (Expense)

Other income was $294,000 for the nine months ended September 30, 2005 compared to other expense of $179,000 for the nine months ended September 30, 2004. The increase in other income was due primarily to net interest income of $236,000 for the nine months ended September 30, 2005 compared to net interest expense of $325,000 due to a pay down on our lines of credit and a bank loans in 2005 and large balances of cash and investments as a result of the offering, offset by a decrease in the foreign currency gain of $31,000 and other income of $56,000.  The reduction in the foreign currency loss was due primarily to our designating a majority of our forward currency contracts as cash flow hedges and the conversion of a portion of the intercompany payable due from Spy Optic, S.r.l into a long-term note payable.  The reduction in other income is due primarily to a reduction in net royalty income.

Income Tax Provision

The income tax provision for the nine months ended September 30, 2005 was $444,000 compared to $761,000 for the nine months ended September 30, 2004.  Our effective tax rate for the nine months ended September 30, 2005 was 88% compared to 90% for the nine months ended September 30, 2004.  The higher income tax provisions in both periods are due primarily to an increase in the valuation allowance for Italy’s deferred tax asset and other adjustments to the Italian tax liability related to the 2004 period.

Net Income

Net income decreased to $59,000 for the nine months ended September 30, 2005 from net income of $85,000 for the nine months ended September 30, 2004.  The decrease in net income was due primarily to a reduction in gross profit due to increased product costs from purchasing products in Euros and lower margin sales offset by an increase in other income.

Liquidity and Capital Resources

Historically we have financed our operations primarily through sales of common stock and borrowings under our credit facilities and from private lenders.  Our principal sources of liquidity are our cash and lines of credit.  At both December 31, 2004 and September 30, 2005, we had unused lines of credit of $8 million.

Cash provided by or used in operating activities consists primarily of a net loss adjusted primarily for certain non-cash items including depreciation, amortization, deferred income taxes, provision for bad debts, stock compensation expense and the effect of changes in working capital and other activities. Cash used in operating activities for the nine months ended September 30, 2005 was $1.2 million and consisted of net income of $59,000, adjustments for non-cash items of approximately $2 million, and $3.3 million used by working capital and other activities. Working capital and other activities consisted primarily of an increase in inventory of $1.2 million due primarily to purchases related to our new product lines, a net increase in prepaid expenses of $832,000 due to prepayments related to point-of purchase displays, production deposits, and the LEM good faith deposit, a net increase in accounts receivable of $312,000 due primarily to the increase in sales volume, a net decrease in accounts payable and accrued liabilities of $181,000, and a decrease in the income tax payable due primarily to payments related to our U.S. tax liabilities of $385,000.

Cash used in operating activities for the nine months ended September 30, 2004 was $277,000 and consisted of net income of $85,000, adjustments for non-cash items of $1.7 million, and $2.1 million used by working capital and other activities. Working capital and other activities consisted primarily of an increase in accounts receivable of $213,000 due primarily to an increase in sales volume, an increase in inventory of $3.8 million due primarily to purchases related to new product lines, an increase in prepayments related to point-of-purchase displays and production deposits of $682,000, an increase in a receivable due from a related party of $390,000, offset by a net increase in accounts payable and accrued liabilities of $2.4 million due to increased operating costs and inventory purchases, and an increase in the income tax payable of $664,000 due primarily to the U.S. tax liability.

Cash used in investing activities for the nine months ended September 30, 2005 was $12.2 million and was attributable primarily to net short-term investments made primarily from the net proceeds of our initial public offering of $9.1 million, capital expenditures of $2.7 million, and purchases of intangibles of $404,000.  Capital expenditures were for the purchase of retail point-of-purchase displays, box vans, and other corporate assets.  Purchases of intangibles were primarily for patent rights related to a technology developed by LEM, our primary manufacturer, and the purchase of the Spy mark in Japan.  Cash used in investing activities for the nine months ended September 30, 2004 was $1.8 million, due primarily to capital expenditures of $1.3 million and loans made to related parties of $468,000. Capital expenditures were for the purchase of retail point-of-purchase displays and other corporate assets.

Cash provided by financing activities for the nine months ended September 30, 2005 was $3.9 million and was due primarily to the sale of common stock to cover over allotments as a result of our initial public offering of approximately $4.2 million, offset by payments on the bank term debt of $292,000.  Cash provided by financing activities for the nine months ended September 30, 2004 was $1.8 million due primarily to proceeds from the sale of common stock and exercise of stock options of $2.1 million, offset by net payments on our bank and private lender debt and capital leases of  $215,000.

At September 30, 2005, working capital was $30.7 million compared to $28.4 million at December 31, 2004, an 8% increase.   Working capital may vary from time to time as a result of seasonality, and changes in accounts receivable and inventory levels.  Accounts receivable balances, less allowance for doubtful accounts and sales returns were $8.4 million at September 30, 2005, compared to $8.2 million at December 31, 2004.  Accounts receivable days outstanding at September 30, 2005 was 77 compared to 81 at December 31, 2004.  Inventories increased to $13 million at September 30, 2005 compared to $11.8 million at December 31, 2004.  This reflects greater inventory levels to support 2005 product launches and sales growth.  At September 30, 2005, inventory turns for the nine month period were 1.56 compared to 1.68 at December 31, 2004.

Credit Facilities

Our line of credit with Comerica Bank allows for borrowings up to $8 million and matures in January 2006.  At December 31, 2004 and September 30, 2005, amounts outstanding under our line of credit were zero.

We also had a term loan with Comerica.  This loan was paid in full in June 2005.  At December 30, 2004, the loan amount outstanding was approximately $292,000.

All of our loan facilities with Comerica described above are secured by all of our assets, excluding our intellectual property.  We also have agreed to various financial and non-financial covenants.  At December 31, 2004 and September 30, 2005, we were in compliance with all covenants.

We also have a foreign exchange facility in the amount of $1.8 million, which provides up to $18 million in purchases of foreign exchange contracts.  This foreign exchange facility is due to mature in January 2006.  As of September 30, 2005, our total outstanding currency contracts under this facility in U.S. dollars was $15.8 million.  This represents approximately 12.8 million Euro foreign currency contracts.

Deferred Taxes

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the deferred tax assets, net of the valuation allowance, will be realized. Accordingly, we have recorded no valuation allowance for our U.S. operations at December 31, 2004 and September 30, 2005.  We have recorded a valuation allowance of $378,000 and $500,000 for our wholly owned subsidiary, Spy Optic, S.r.l. at December 31, 2004 and September 30, 2005, respectively.

Backlog

Historically, purchases of sunglass and motocross eyewear products have not involved significant pre-booking activity.  Purchases of our snow goggle products are generally pre-booked and shipped primarily from August to October. At September 30, 2004 and 2005 we had a backlog, including backorders (merchandise remaining unshipped beyond its scheduled shipping date), of approximately $879,000 and $1.8 million, respectively.  The increase in the backlog was attributable primarily to pre-booking on our goggle products and a delayed shipment of orders due to late product deliveries from our primary supplier.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At September 30, 2005, we had $0 outstanding under our loan facilities with Comerica Bank. We had unused lines of credit with Comerica of $8 million.  The amounts outstanding under these loan facilities at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest rate would have a material effect on our results of operations or financial condition.

Foreign Currency Risk

We operate our business and derive a substantial portion of our net sales outside of the United States. For the nine months ended September 30, 2004 and 2005, we derived 24% and 25%, respectively, of our net sales in the rest of the world.  We also purchase a majority of our products in transactions denominated in Euros. As a result, we are exposed to movements in foreign currency exchange rates between the local currencies of the foreign markets in which we operate and the U.S. dollar. Our foreign currency exposure is generally related to Europe. A strengthening of the Euro relative to the U.S. dollar or to other currencies in which we receive revenues could impact negatively the demand for our products, could increase our manufacturing costs and could reduce our results of operations. In addition, we manufacture a substantial amount of our sunglass and goggle products in Italy. Because these purchases are paid in Euros, we face currency risk. A strengthening Euro could negatively affect the cost of our products and reduce our gross profit margins.

The effect of the translation of foreign currencies on our financial results can be significant. We therefore engage in certain hedging activities to mitigate over time the impact of the translation of foreign currencies on our financial results. Our hedging activities reduce, but do not eliminate, the effects of foreign currency fluctuations. Factors that could affect the effectiveness of our hedging activities include volatility of currency markets and the availability of hedging instruments.  The degree to which our financial results are affected will depend in part upon the effectiveness or ineffectiveness of our hedging activities.

As of September 30, 2004 and 2005, the notional amounts of our foreign exchange contracts were approximately $2.2 million and $14.1 million, respectively. We estimate the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations for those derivatives not qualifying as cash flow hedges. At September 30, 2005, the fair values of foreign currency-related derivatives were recorded as a current liability of $279,000.

As of September 30, 2005, the notional amount of our foreign exchange contracts designated as cash flow hedges was approximately $12.5 million. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized. For the three and nine months ended September 30, 2005, a net loss of $9,000 and $244,000, respectively, was recorded in accumulated other comprehensive loss related to derivative instruments designated as cash flow hedges.

The ineffective portion of the gain or loss for derivative instruments that are designated and qualify as cash flow hedges is immediately reported as a component of other income (expense). For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedging effectiveness and are recorded currently in earnings as a component of other income (expense). During the three and nine months ended September 30, 2005, we recorded net losses of approximately $19,000 and $36,000, respectively, as a result of changes in the spot-forward differential. No gain or loss was recorded for the three and nine months ended September 30, 2004. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged item and the hedging instrument are evaluated using the same spot rate, we anticipate the hedges to be highly effective. The effectiveness of each derivative is assessed quarterly.

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

In December 2004, the FASB staff issued FASB Staff Position (“FSP”) SFAS No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, to provide guidance on the application of SFAS No. 109 to the provision within the American Jobs Creation Act of 2004 (the “Act”) that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturer’s deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. A special deduction is accounted for by recording the benefit of the deduction in the year in which it can be taken in the Company’s tax return, and not by adjusting deferred tax assets and liabilities in the period of the Act’s enactment (which would have been done if the deduction on qualified production activities were treated as a change in enacted tax rates). The FSP also reminds companies that the special deduction should be considered by an enterprise in (a) measuring deferred taxes when the enterprise is subject to graduated tax rates and (b) assessing whether a valuation allowance is necessary as required by SFAS No. 109. The FSP is effective upon issuance. In accordance with the FSP, the Company will record the benefit, if any, of the tax deduction in the year in which the deduction becomes available.

In December 2004, the FASB staff issued FSP FAS No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, to provide accounting and disclosure guidance for the repatriation provisions included in the Act. The Act introduced a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. As a result, an issue has arisen as to whether an enterprise should be allowed additional time beyond the financial reporting period in which the Act was enacted to evaluate the effects of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The FSP is effective upon issuance.  The adoption of this FSP did not have a significant effect on the Company’s financial statements.

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

The action sports and youth lifestyle markets are subject to constantly changing consumer preferences based on fashion and performance trends. Our success depends largely on the continued strength of our brands and our ability to continue to introduce innovative and stylish products that are accepted by consumers in our target markets. We must anticipate the rapidly changing preferences of consumers and provide products that appeal to their preferences in a timely manner while preserving the relevancy and authenticity of our brands. Achieving market acceptance for new products may also require substantial marketing and product development efforts and expenditures to create consumer demand. Decisions regarding product designs must be made up to twelve months in advance of the time when consumer acceptance can be measured. If we do not continue to develop innovative and stylish products that provide greater performance and design attributes than the products of our competitors and that are accepted by our targeted consumers, we may lose customer loyalty, which could result in a decline in our net sales and market share.

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

We are evaluating potential entries into or expansion of new product offerings, such as prescription eyewear frames. In expanding our product offerings, we intend to leverage our sales and marketing platform and customer base to develop these opportunities. While we have been successful promoting our sunglasses and goggles in our target markets, we cannot predict whether we will be successful in gaining market acceptance for any new products that we may develop. In addition, expansion of our business strategy into new product offerings will require us to incur significant sales and marketing expenses. These requirements could strain our management and financial and operational resources. Additional challenges that may affect our ability to expand our product offerings include our ability to:

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

If sales become concentrated in a limited number of our products, we could be exposed to risk if consumer demand for such products were to decline. For the nine months ended September 30, 2004 and 2005, 62% and 65%, respectively, of our net sales were derived from sales of our sunglass products and 30% and 27%, respectively, of net sales were derived from sales of our goggle products. In addition, for the nine months ended September 30, 2004 and 2005, 18% and 13%, respectively, of our net sales related to our sunglass products were derived from two models of our product line. As a result of these concentrations in net sales, our operating results could be harmed if sales of any of these products were to decline substantially and we were not able to increase sales of other products to replace such lost sales.

Our business could be harmed if we fail to maintain proper inventory levels.

We place orders with our manufacturers for some of our products prior to the time we receive orders for these products from our customers. We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. We also maintain an inventory of selected products that we anticipate will be in high demand. We may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and harm our operating results and financial condition. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships and diminish brand loyalty, thereby harming our business. For example, in the third quarter of 2005 we experienced a delay in the delivery of sunglass and goggle shipments which we believe may have reduced our net sales in the third quarter of 2005 by approximately 5%.

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

We purchase substantially all of our products from two manufacturers, LEM S.r.l. and Intersol S.r.l.  For the nine months ended September 30, 2004 and 2005, we purchased approximately 73% and 68%, respectively, of these products from LEM and approximately 15% and 13%, respectively, of these products from Intersol.  We expect in the future that the portion of our products manufactured by LEM will increase and the portion of our products manufactured by Intersol will decrease.  Accordingly, any ability to diffuse potential manufacturer-related risks noted above, and to attenuate the potentially debilitating effect on our business and results of operations, is thereby lessened, thus augmenting the risks.

On October 17, 2005, we entered into an agreement to purchase 100% of the capital stock of LEM (the “Purchase Agreement”).  The aggregate purchase price is 3.3 million Euro or approximately $3,960,000 in cash, plus a two-year earn-out based on LEM’s future sales.  We have paid a good faith deposit of 1.0 million Euro including a 750,000 Euro payment in October 2005.  The closing of the transaction is contingent upon certain conditions contained in the Purchase Agreement and is tentatively scheduled to occur on or before December 19, 2005.  In addition to customary closing conditions, the closing is also contingent upon satisfaction of certain specified negotiated minimum financial performance levels.  The Purchase Agreement contains customary representations and warranties, as well as standard indemnification provisions and covenants with respect to the operations of the business prior to closing.  In the event the existing securityholders of LEM fail to satisfy any of the closing conditions or in the event the Purchase Agreement is terminated prior to closing due to a material breach by the securityholders, we are entitled to receive a full refund of the good faith deposit.  If we terminate the Purchase Agreement in the absence of a material breach by the existing securityholders of LEM, the good faith deposit would be forfeited.

Our manufacturers must be able to continue to procure raw materials and we must continue to receive timely deliveries from our manufacturers to sell our products profitably.

The capacity of our manufacturers to manufacture our products is dependent upon the availability of raw materials used in the fabrication of eyeglasses. Our manufacturers have experienced in the past, and may experience in the future, shortages of raw materials, which have resulted in delays in deliveries of our products by our manufacturers of up to several months. For example, in the third quarter of 2005 we experienced a delay in the delivery of sunglass and goggle shipments which we believe may have reduced our net sales in the third quarter of 2005 by approximately 5%.  Any shortage of raw materials or inability of a manufacturer to manufacture or ship our products in a timely manner, or at all, could impair our ability to ship orders of our products in a timely manner and could cause us to miss the delivery requirements of our customers. As a result, we could experience cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could harm our net sales, results of operations and reputation.

Any failure to maintain ongoing sales through our independent sales representatives could harm our business.

We sell our products through our direct sales team and a network of 54 independent sales representatives. We rely on these independent sales representatives to provide customer contacts and market our products directly to our customer base. Our independent sales representatives are not obligated to continue selling our products, and they may terminate their arrangements with us at any time with limited notice. Our ability to maintain or increase our net sales will depend in large part on our success in developing and maintaining relationships with our independent sales representatives. It is possible that we may not be able to maintain or expand these relationships successfully or secure agreements with additional sales representatives on commercially reasonable terms, or at all. Any failure to develop and maintain our relationships with our independent sales representatives and any failure of our independent sales representatives to effectively market our products could harm our net sales.

We face business, political, operational, financial and economic risks because a significant portion of our operations and sales are to customers outside of the United States.

Our European operations are located in Italy, and our primary manufacturers are located in Italy. For the nine months ended September 30, 2004 and 2005, we derived 76% and 75%, respectively, of our net sales in the United States based on attributing sales using customer location (as opposed to shipping point) and 24% and 25%, respectively, of our net sales in the rest of the world, primarily in Australia, Canada, France, Japan and Spain. We are subject to risks inherent in international business, many of which are beyond our control, including:

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

We sell a majority of our products in transactions denominated in U.S. dollars; however, we purchase substantially all of our products from our independent manufacturers in transactions denominated in Euros. As a result, if the U.S. dollar were to weaken against the Euro, our cost of sales could increase substantially. We also are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our Italian subsidiary, Spy Optic, S.r.l., and due to net sales in Canada.  For the nine months ended September 30, 2004 and 2005, we had foreign currency transaction gains of approximately $97,000 and $66,000, respectively, which was included in other (expense) income for the nine months ended September 30, 2004 and 2005.  For the nine months ended September 30, 2004 and 2005, $0 and $244,000 of unrealized losses on cash flow hedges were included in other comprehensive loss.

Prior to April 2005, our forward contracts did not qualify for hedge accounting, and changes in the fair value of our forward contracts were recorded in the consolidated statements of operations.  Beginning in April 2005, a majority of our derivatives were designated and qualified as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income. Such gains or losses are recognized in earnings in the period the hedged item is also recognized in earnings.  Foreign currency derivatives are used only to meet our objectives of minimizing variability in our operating results arising from foreign exchange rate movements which may include derivatives that do not meet the criteria for hedge accounting. We do not enter into foreign exchange contracts for speculative purposes.

The effect of the translation of foreign currencies on our financial results can be significant. We therefore engage in certain hedging activities to mitigate over time the impact of the translation of foreign currencies on our financial results. Our hedging activities reduce, but do not eliminate, the effects of foreign currency fluctuations.  Factors that could affect the effectiveness of our hedging activities include the volatility of currency markets and the availability of hedging instruments.  For the effect of our hedging activities during the current reporting periods, see “Quantitative and Qualitative Disclosures about Market Risk.”  The degree to which our financial results are affected will depend in part upon the effectiveness or ineffectiveness of our hedging activities.

We may experience conflicts of interest with our significant stockholder, No Fear, Inc., which could harm our other stockholders.

No Fear, Inc. beneficially owns approximately 11% of our outstanding common stock. As a result of No Fear’s ownership interest, No Fear has the ability to influence who is elected to our board of directors each year and, through those directors, to influence our management, operations and potential significant corporate actions. In addition, as a purchaser of our products, No Fear accounted for approximately $433,000 and $724,000 of our net sales for the nine months ended September 30, 2004 and 2005, respectively. No Fear may have interests that conflict with, or are different from, the interests of our other stockholders. These conflicts of interest could include potential competitive business activities, corporate opportunities, indemnity arrangements, registration rights, sales or distributions by No Fear of our common stock and the exercise by No Fear of its ability to influence our management and affairs. Further, this concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our other stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, could harm the market price of our common stock and could impede the growth of our company. Our certificate of incorporation does not contain any provisions designed to facilitate resolution of actual or potential conflicts of interest or to ensure that potential business opportunities that may become available to both No Fear and us will be reserved for or made available to us. If these conflicts of interest are not resolved in a manner favorable to our stockholders, our stockholders’ interests may be substantially harmed.

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

On March 7, 2005, Oakley, Inc., one of our major competitors, filed a lawsuit alleging patent trade dress and trademark infringement, unfair competition, and false designation of origin.  The lawsuit specifically identifies three of our product styles which accounted for approximately 4% and 5% of our total net sales for 2004 and for the nine months ended September 30, 2005, respectively.  While management believes the lawsuit is without merit and that the ultimate outcome of this proceeding will not have a material adverse effect on our consolidated balance sheet and statements of income and cash flows, litigation is subject to inherent uncertainties.

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

On October 17, 2005, we entered into an agreement to purchase 100% of the capital stock of LEM (the “Purchase Agreement”).  The aggregate purchase price is 3.3 million Euro or approximately $3,960,000 in cash, plus a two-year earn-out based on LEM’s future sales.  We paid a good faith deposit of 1.0 million Euro.  The closing of the transaction is contingent upon certain conditions contained in the Purchase Agreement and is tentatively scheduled to occur on or before December 19, 2005.  In addition to customary closing conditions, the closing is also contingent upon satisfaction of certain specified negotiated minimum financial performance levels.  The Purchase Agreement contains customary representations and warranties, as well as standard indemnification provisions and covenants with respect to the operations of the business prior to closing.  In the event the existing securityholders of LEM fail to satisfy any of the closing conditions or in the event the Purchase Agreement is terminated prior to closing due to a material breach by the securityholders, we are entitled to receive a full refund of the good faith deposit.  If we terminate the Purchase Agreement in the absence of a material breach by the existing securityholders of LEM, the good faith deposit would be forfeited.

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

The trading price of our common stock fluctuates due to the factors discussed in this section and elsewhere in this report.  For example, in the first ten months of 2005, our stock has traded as high as $11.50 per share and as low as $3.31 per share.  The trading market for our common stock also is influenced by the research and reports that industry or securities analysts publish about us or our industry. If one or more of the analysts who cover us were to publish an unfavorable research report or to downgrade our stock, our stock price likely would decline. If one or more of these analysts were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Sales of our common stock in the public market, or the perception that such sales might occur, could cause the market price of our common stock to decline. As of October 27, 2005, we had 8,031,189 shares of common stock outstanding and 770,077 shares subject to unexercised options to purchase shares of common stock that are fully vested.  In addition, in connection with our initial public offering, we issued to Roth Capital Partners, LLC and its designee, warrants to purchase up to 147,000 shares of common stock.

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

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or Delaware law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. The provisions in our charter, bylaws and under Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future, resulting in the market price being lower than it would without these provisions.

We are party to securities litigation that distracts our management, is expensive to conduct and seeks a damage award against us.

We, our directors and certain of our officers have been named as defendants in two stockholder class action lawsuits filed in the United States District Court for the Southern District of California.  A consolidated complaint, filed October 11, 2005, purports to seek unspecified damages on behalf of an alleged class of persons who purchased our common stock pursuant to our registration statement we filed in connection with our public offering of stock on December 14, 2004.  The complaint alleges that we and our officers and directors violated federal securities laws by failing to disclose in that registration statement material information about the status of our European operations, our dealings with one of our customers and whether certain of our products infringe on the intellectual property rights of Oakley, Inc.  We have not yet formally responded to this action and no discovery has been conducted. However, based on the facts presently known, our management believes we have meritorious defenses to this action and intends to vigorously defend the action. This litigation presents a distraction to our management and is expensive to conduct.  Based on our expected insurance coverages, our estimated costs related to defending this action could be as high as $250,000.  This could negatively affect our operating results.

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

During the fiscal quarter ended September 30, 2005, there was no change in our internal control over financial reporting identified in connection with the evaluation described above that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

We are beginning the evaluation of our internal control over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to evaluate annually the effectiveness of our internal control over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports.  However, in September 2005, the Securities Exchange Commission postponed the Section 404 requirement for those companies not qualifying as accelerated filers as of July 15, 2006.  As a result, we do not anticipate having to comply with the Section 404 requirement until our annual report on Form 10-K for the fiscal year ending December 31, 2007.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See footnote 12 to the financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See footnote 11 to the financial statements.

Item 5.  Other Information

On October 20, 2005, we entered into an Executive Employment Agreement with Grant Guenther, our Vice President of Marketing.  The agreement provides that Mr. Guenther’s employment is terminable at will at any time and includes the incentive compensation and severance arrangements for calendar 2005 which were already in place and previously disclosed.  Mr. Guenther receives a salary of $120,000, plus payment of a bonus of up to $48,000, of which up to $24,000 is based on the attainment of certain sales targets and $24,000 is based on the attainment of certain net profit targets.  In addition to the foregoing compensation, in the event we terminate his employment, he will receive a severance payment equal to one month of salary for each full or part year of service, with a minimum of six months.

Item 6. Exhibits

Exhibit Number		Description of Document
3.2		Restated Certificate of Incorporation (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

3.4		Amended and Restated Bylaws (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

10.1		Letter from Comerica Bank-California to Orange 21 Inc. dated September 5, 2005 (incorporated by reference to Form 8-K filed September 9, 2005).

10.2	*	Quota Purchase Agreement dated October 17, 2005 between Orange 21 Inc., Riccardo Polinelli and Raffaella Ghiringhelli (incorporated by reference to Form 8-K filed October 21, 2005).

10.3		Form of Stock Option Agreement under the 2004 Stock Incentive Plan.

10.4		Employment Agreement dated October 20, 2005 between Orange 21 Inc. and Grant Guenther.

10.5		Ninth Modification to Loan and Security Agreement dated November 4, 2005 between Orange 21 Inc. and Comerica Bank (incorporated by reference to Form 8-K filed November 8, 2005).

31.1		Rule 13a-14(a) certification of Chief Executive Officer.

31.2		Rule 13a-14(a) certification of Chief Financial Officer.

32.1		Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.§1350).

*                 Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.  In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of  the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orange 21 Inc.

Date: November 14, 2005
	By	/s/ Barry Buchholtz
Barry Buchholtz
Chief Executive Officer

Date: November 14, 2005
	By	/s/ Michael Brower
Michael Brower
Chief Financial Officer