Form 10-K
period 2005-12-31
Orange 21 Inc.
filed 2006-04-17
CIK 932372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerate filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐                    Accelerated filer    ☐                    Non-accelerated filer    ☒

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant computed by reference to the closing price as reported on the Nasdaq National Market on June 30, 2005 was $33,901,979. As of April 7, 2006, there were 8,084,314 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2006 Annual Meeting of Stockholders.

ORANGE 21 INC. AND SUBSIDIARIES

2005 FORM 10-K

i

PART I

Item 1. Business

Overview

We own various trademarks and trade names used in our business, such as “Orange 21,” “Spy,” “Scoop,” “Dri-Force,” “ARC,” “Trident,” “SAS,” “Gemini,” “Isotron,” “Epsylon,” “Selectron,” “Mosaic,” and “Spy Optic.” Other trademarks referenced herein are the property of their respective owners.

We design, develop and market premium products for the action sports, motorsports, and youth lifestyle markets. Our principal products, sunglasses and goggles, are marketed primarily under the brand, Spy Optic™. These products target the action sports market, including surfing, skateboarding and snowboarding, motocross, and the youth lifestyle market within fashion, music and entertainment. We have built our Spy® brand by developing innovative, proprietary products that utilize high-quality materials, handcrafted manufacturing processes and engineered optical lens technology to convey performance, style, quality and value. We sell our products in approximately 5,000 retail locations in the United States and internationally through approximately 3,100 retail locations serviced by us and our international distributors. We have developed strong relationships with key multi-store action sport and youth lifestyle retailers in the United States, such as Cycle Gear, Inc., No Fear, Inc., Pacific Sunwear of California, Inc., Tilly’s Clothing, Shoes & Accessories and Zumiez, Inc., and a strategically selective collection of specialized surf, skate, snow, BMX, mountain bike and motocross stores.

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

We began as a grassroots brand in Southern California and entered the action sports and youth lifestyle markets with innovative and performance-driven products and an authentic connection to the action sports and youth lifestyle markets under the Spy Optic™ brand. We have two wholly owned subsidiaries incorporated in Italy, Spy Optic, S.r.l., and LEM S.r.l. (acquired January 16, 2006), and a wholly owned subsidiary incorporated in California, Spy Optic, Inc., which we consolidate in our financial statements. We rely exclusively on an independent third-party consultant for the design of our products. In addition, we have maintained a semi-exclusive relationship with our primary manufacturer. In January 2006, we acquired our primary manufacturer LEM S.r.l., and it is now a wholly owned subsidiary. We were incorporated as Sports Colors, Inc. in California in August 1992. From August 1992 to April 1994, we had no operations. In April 1994, we changed our name to Spy Optic, Inc. In November 2004, we reincorporated in Delaware and changed our name to Orange 21 Inc.

The information contained in, or that can be accessed through, our website is not a part of this Annual Report. References in this Annual Report to “we,” “our,” “us” and “Orange 21” refer to Orange 21 Inc. and our consolidated subsidiaries, Spy Optic, S.r.l., and Spy Optic, Inc., except where it is made clear that the term means only the parent company.

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

Operating Strategy

•	Drive Product Demand Through Premium Quality and Innovative Design. We believe our reputation for premium quality, innovation and technical leadership distinguishes our products from those of our competitors and provides us with significant competitive advantages. Our sunglasses are forged from materials such as grilamid, Epsylon, propionate and acetate, which we believe are superior to the materials used by many of our competitors. These materials provide product characteristics such as flexible sport frames, more comfortable fashion frames and, in the case of acetate, allow us to hand cut and polish our fashion frames. Our use of hand painting techniques and specialized trims, including metal logos, hinges and temple plates, create unique premium sunglasses and goggles. We intend to continue developing innovative styles and products in order to preserve and strengthen our leadership position as having a progressive action sports and youth lifestyle brand.

•	Sustain Brand Authenticity. To sustain the authenticity of our Spy brand, our grassroots marketing programs feature advertising in action sports and youth lifestyle media at a global level, participation in and sponsorship of hundreds of events annually and sponsorship of action sports athletes. Our advertising campaign, found in print media such as Surfer, Transworld Snowboarding and Racer X magazines, fuses athletes, lifestyle, innovative product photography and our unique style. Our approach to event marketing utilizes our fleet of Spy branded vehicles to showcase our products and athletes at events such as the X Games, the Zumiez Couch Tour, Wakestock, the U.S. Open of Surfing and the Whistler Ski and Snowboard Festival.

•	Actively Manage Retail Relationships. We manage the retail sales process by monitoring customer sales and inventory levels by product category and style to ensure optimal brand representation and

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

•	Maximize benefits of Company owned manufacturer. In January 2006, we acquired our principal manufacturer located in Italy, LEM S.r.l. We expect the benefits of this acquisition to include better management of our primary product supply, improvement in gross profit margins, shorter production lead times, and joint product development of new technologies.

Growth Strategy

•	Expand Domestic Distribution and Brand Recognition Outside of California. We believe that significant opportunities exist to increase our sales by expanding domestic distribution of our products. In 2003, 2004 and 2005, approximately 48%, 51% and 49%, respectively, of our domestic business was derived from sales within the state of California. We plan to increase significantly our marketing and distribution efforts throughout the United States by expanding our internal and external sales teams and growing our distribution base.

•	Expand International Distribution. We believe significant opportunities exist to increase our sales outside of the United States, and we are actively expanding distribution worldwide. In 2003, 2004 and 2005, approximately 24%, 26% and 24%, respectively, of our total net sales were derived from sales outside of the United States. To increase marketing for our brands abroad, we have developed a unique distribution model, which we refer to as our hybrid model that allows our distributors to focus their efforts on sales and marketing while we provide the fulfillment of orders from our European distribution center. This model mitigates our distributors’ inventory risk and enables them to invest in brand building programs within their territories. In selected markets such as Canada, Italy and France, we use a direct distribution model instead of our hybrid model, because we believe that the strength of our Spy brand in those countries creates an opportunity for greater growth through the use of this direct sales market. We will continue to transition our traditional distributors into our Hybrid model and eventually key territories may be converted into direct territories.

•	Introduce New Products and Product Lines Under Our Existing Brands. We intend to increase our sales by developing and introducing new products and product lines under our existing brands that embody our standards of design, performance, value and quality. Spy will continue to introduce new eyewear product lines such as handmade products, products with premium lenses, and special limited edition collections. We also intend to expand our women’s product line and to launch several product lines within the optical prescription eyewear market.

•	Build or Acquire New Brands. We intend to continue focusing on developing or acquiring new brands that we believe complement our action sports and youth lifestyle brand. We believe that brand acquisition opportunities currently exist in the action sports and youth lifestyle markets that would allow us to expand both our product offerings and our target demographics.

Products

We design, develop and market premium eyewear products, apparel and accessories. Our current product matrix consists of seven product categories, including fashion sunglasses, women-specific sunglasses, performance sport sunglasses, snow goggles, motocross goggles, apparel and accessories.

Fashion Sunglasses

We currently offer 18 models of fashion sunglass products. The majority of our fashion sunglass frames are constructed of propionate or Epsylon, which enable us to produce smooth, dense products that are adjustable to the contours of each individual’s face and are very comfortable to wear. We are one of the few brands in the action sports and youth lifestyle markets to offer high-quality fashion sunglass frames constructed from propionate or Epsylon. These frames are engineered utilizing a wide variety of unique colorations and color fades that are created and/or polished for a high-gloss finish. The majority of our fashion sunglass frames, including all color fades, are hand painted in Italy. We also incorporate adjustable wire-core temples into two of our fashion sunglass products so that our sunglass frames will provide a more custom fit for each individual. In addition, we offer handmade acetate sunglass frames and eyewear forged from pliable yet strong nickel silver and aluminum. Retail prices for these models range from $70 to $170.

Women-Specific Sunglasses

We currently offer six models of women-specific sunglass products. A majority of these models are constructed of propionate, which are engineered utilizing a wide variety of unique colorations and color fades that are polished for a high-gloss finish. The majority of our women-specific sunglass frames, including all color fades, are hand painted in Italy. Other materials utilized in this product line include Epsylon and galvanized nickel silver. Retail prices for these models range from $85 to $170.

Performance Sport Sunglasses

We currently offer four models of Spy branded performance sport sunglass products, which are designed to meet the demands of action sports athletes while offering innovative styling. The frames of all six models are constructed from injection-molded grilamid, an exceptionally lightweight material that is shatter-resistant and remains pliable in all weather conditions. All of these models incorporate our patented Scoop airflow technology, contain our ARC lenses and are engineered to incorporate interchangeable lenses. Most models also are available with our Trident polarized lenses and Hytrel rubber on the bridge and temple tips of the frames to prevent slippage. Retail prices for these models range from $85 to $165.

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

Motocross Goggles

We currently offer three models of motocross goggles. Similar to our line of snow goggles, our motocross goggles are constructed of injected polyurethane and incorporate our patented Scoop airflow technology, Isotron foam and polycarbonate hard-coated scratch-resistant lenses. For perspiration absorption, we use either our moisture-wicking Dri-Force fleece, which is bonded to our Isotron foam, or our two-stage Sweat Absorption System. All of the models of motocross goggles utilize our high-quality, anti-fog coating and are compatible with tear-off lens systems. Retail prices for these models range from $33 to $95.

Apparel

Our men’s and women’s apparel collections consist of a variety of shirts, fleece clothing and hats that are released on a seasonal basis. We believe that our apparel collections provide brand recognition by echoing the innovative and unique designs of our eyewear products. Retail prices for our apparel collections range from $18 to $52.

Accessories

We offer a full range of accessories, including sunglass and goggle cases, lens replacement kits, wallets, belts, and backpacks. Our lens replacement kits enable consumers to interchange the color of lenses in our performance eyewear products to adjust to various light conditions. Retail prices for our accessories range from $18 to $125.

With respect to sales mix by product line, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sales and Distribution

Our distribution strategy is based on our belief that the integrity and success of our brands is dependent on strategic growth and careful selection of the retail accounts where our products are merchandised and sold. We sell our products in approximately 5,000 retail locations in the United States and internationally through approximately 3,100 retail locations serviced by us and our international distributors. Although we intend to increase our distribution within the action sports and youth lifestyle markets, we believe that the largest growth opportunity for our brands is in the sunglass-focused distribution channel, including sunglass specialty and optical retailers. As a result, we intend to devote substantial resources towards growing sales of our products to these types of retail accounts.

For the fiscal year ended December 31, 2003, 20% of our net sales were to our ten largest customers, which included two international distributors. For the fiscal year ended December 31, 2004, 20% of our net sales were to our ten largest customers, which included three international distributors. For the fiscal year ended December 31, 2005, 19% of our net sales were to our ten largest customers, which included four international distributors. For each of the fiscal years ended December 31, 2003, 2004, and 2005, we did not have any single customer or group of related customers that represented 7% or more of our net sales.

Domestic Sales and Distribution

We sell our products to retailers who merchandise our products in a manner consistent with the image of our brands and the quality of our products. We have developed long-term relationships with key multi-store action sport and youth lifestyle retailers in the United States, such as Cycle Gear, Inc., No Fear, Inc., Pacific Sunwear of California, Inc., Tilly’s Clothing, Shoes & Accessories and Zumiez, Inc., and a large collection of action sport retailers that focus on surfing, skateboarding, snowboarding, BMX, snow skiing, motocross, wakeboarding and mountain biking. We have entered into dealer arrangements with our retailers pursuant to which they issue a purchase order for our products. These arrangements do not contain minimum purchase commitments and can be terminated by either party at any time. In order to be recognized as having premium brands, we generally elect to sell through specialty stores instead of mass discount and general sporting goods retail chains. This has enabled us to maintain brand authenticity by partnering with retailers who share the same focus on influential action sport-oriented youth. Our domestic sales force consists of approximately 25 independent, non-exclusive field sales representatives, 12 independent, exclusive field sales representatives, seven sub-sales representatives, five internal regional sales managers and 15 internal sales and customer service representatives.

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

International Sales and Distribution

Our products are currently sold in over 38 countries outside of the United States, which accounted for 24% of our total net sales for the fiscal year ended 2003, 26% of our total net sales for the fiscal year ended December 31, 2004 and 24% of our total net sales for the fiscal year ended December 31, 2005. Substantially all of our sales, marketing, and distribution activities outside of the United States, Canada, and Latin America are serviced directly by our wholly owned European subsidiary, Spy Optic, S.r.l., located in Varese, Italy. Substantially all of our international sales are generated by our international distributors. Our international distributors utilize an independent sales force consisting of over 150 non-exclusive sales representatives in Europe and the Asia/Pacific region. This local representation allows us to ensure that each region is provided with the marketing, sales support and product mix that is complementary to the needs of retailers within their respective territories.

In addition to our traditional distribution model, we are developing two models of international distribution which do not rely exclusively upon our international distributors and their sales representatives. The first method consists of collaborating with international distributors or sales agencies to eliminate duplicate supply-chain infrastructure, which we refer to as our Hybrid Distribution program. We provide marketing oversight, as well as internal operational functions such as shipping products from our U.S. or European distribution centers directly to the retailer, while our regional distributors provide sales, customer service and collections functions. This distribution model eliminates our fixed cost risks associated with maintaining a direct international sales team. Partnerships with regional distributors or sales agencies also provide us with feedback that we can utilize to conduct regional sales and marketing initiatives specific to a particular sales territory. As of December 31, 2005, we had three regional distributors or sales agencies that were utilizing our Hybrid Distribution program. Pan-European implementation of this program is projected to be completed by the end of 2006.

Our second method of international distribution consists of targeting sales territories where product demand is expected to support establishing direct operations in such territory, which we refer to as our Dealer Direct program. This program utilizes regional independent or employee sales representatives that provide all on-site retail services, while we provide all marketing, accounting and fulfillment operations. Fulfillment services can be provided by our U.S. or our European and European based distribution centers, depending on the location of the Dealer Direct territory. We have successfully implemented the Dealer Direct program in Canada, Italy and France. We may continue to expand this program in other countries in the future.

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

We employ managers for the surf, skate, snowboard, motocross, downhill mountain bike, BMX, ski and wakeboard sectors of the action sports market, each of whom possesses expertise within his or her specific sport. Many of our managers were professional athletes and remain immersed within their specific sports. Our managers are responsible for selecting sponsored athletes, grassroots marketing and event initiatives, maintaining industry relationships and directing print advertising within their segment. We are extremely selective with athlete sponsorship and only sign athletes who we believe are able to influence youth culture on a regional or global level. Some of our athletes include: surfers Dean Morrison and Clay Marzo; snowboarders Marc Frank Montoya and Todd Richards; skateboarders Rob Dyrdek and Danny Way; motocross riders Jeremy McGrath and Kevin Windham; BMX athlete Jamie Bestwick; wakeboarder Parks Bonifay; and NASCAR driver Dale Earnhardt, Jr.

We sponsor regional and national action sports events and employ a vehicle-marketing program to drive the growth of our brands at trade shows and action sports, music and lifestyle events. Our vehicle marketing program primarily consists of a promotional tour bus and six regional sales and marketing vehicles, which we utilize to create a dynamic and unique event experience. We also have given away a Spy-branded wakeboarding boat in each of the previous three years in conjunction with Air Nautique and Alliance Wakeboarding Magazine.

Our advertising campaign fuses athletes, lifestyle, innovative product photography and our unique style. We utilize the exposure generated by our athletes as an editorial endorsement of product performance and style. Major trade magazines, including Transworld Snowboarding Business and Snow Industries of America Daily News, publish special product reports, including reports featuring our products, in conjunction with international and domestic action sport, optical or fashion trade shows. We take advantage of this by strategically timing product releases to coincide with these trade shows and eyewear dealers’ purchasing schedules. We also attend most of the major action sport and optical trade shows in North America, Europe and the Asia/Pacific region to promote our brands and products.

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

We have entered into an agreement with our primary product designer, Jerome Mage, through his business Mage Design LLC, for the design and development of our eyewear, apparel and accessory product lines. Mr. Mage has agreed to provide his services to us as an independent consultant through December 31, 2008, and to be bound by confidentiality obligations. Mr. Mage has also agreed not to provide design services to any entity that is engaged principally in the business of designing, manufacturing or selling sunglasses, goggles or other optical products during the term of the agreement. Mr. Mage has developed products primarily for the Spy Optic brand. Under the agreement, Mr. Mage assigns all ideas, inventions and other intellectual property rights created or developed on our behalf during the term of the agreement to us. The agreement may be terminated by either party if the other party defaults or breaches a material provision of the agreement. Mr. Mage also provides marketing consulting services to the Company under a separate agreement.

Research and development expenses during the years ended December 31, 2003, 2004 and 2005 were approximately $264,000, $512,000, and $673,000, respectively.

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

In addition, we market Delta photochromic and Delta photochromic Trident polarized lenses on several sunglass models. Delta photochromic lenses are engineered to automatically adjust to nearly any light condition. Delta photochromic Trident polarized lenses combined this self adjusting lens tint with our Trident polarized filters for improved depth perception and glare protection. The result is an unbreakable, auto-tinting lens that stops over 95% of blinding glare.

Our Mosaic lens technology combines retro aesthetics with advanced engineered optics. Mosaic features a dynamic lens curvature that closely conforms to the contours of the face with a “multi” base curvature that varies from 3.5 base to 24 base. The entire lens surface has been engineered for superior optical performance.

Snow Goggle Technology

•	ARC Spherical Goggle Lenses. Our ARC spherical goggle lenses employ the same technology as our sunglass lenses. Our goggle lenses consist of an integrated dual lens system that enables the inner lens to conform to body temperature and the outer lens to conform to environmental temperature to eliminate fogging of the lenses. The outer lens is a high-density, scratch-resistant injected ARC polycarbonate lens. The thermal spacer between the two lenses consists of an engineered acrylic-based bonding agent and closed-cell foam gasket. The inner lens is made of spherically thermoformed, anti-fog impregnated propionate.

•	Isotron Foam. The interior lining of our snow goggles where they make contact with an individual’s face, which we refer to as Isotron foam, is engineered from high-quality, ergonomic thermoformed foam to provide each user with a comfortable, custom fit and a superior seal around his or her face. Our Isotron foam on several models work in conjunction with our Dri-Force fleece to wick moisture away from an individual’s face.

•	Gemini Lens Technology. This patent pending lens system features two lenses machine joined with a polyurethane base glue in a moisture free chamber, creating not only a consistent seal but also an airtight environment between the lenses. This dual lens is then depressurized to a level consistent with the atmospheric pressure common to approximately 2000 meters. This way, when lenses are brought to riding level altitudes, they are already calibrated for that height, mitigating the fogging, warping, and distortion that can often happen with standard foam gasket lenses. The result is a lens that is nearly impossible to fog and one that does not get deformed by variations in altitude.

Motocross Goggle Technology

•	Engineered Visual Optics. We use polycarbonate hard-coated, scratch-resistant extruded lens material on all of our motocross goggles. All lenses are cut precisely for an exact fit between the lens and the frames. We also impregnate a high-quality anti-fog coating into the internal surface of the lenses on our motocross goggles which cannot be wiped off. The hard coating on the external surface of our lenses prevents scratching.

•	Tear-Offs. We utilize engineered thin, antistatic, low-haze tear-off lens sheets to be used with our motocross goggles to enable riders to retain a clear field of vision. This ultra-thin material enables a rider to stack these lens sheets onto the goggle lens and tear them off while riding in order to maintain a clear field of vision without having to wipe off the goggle lens.

•	Isotron Foam. Our motocross goggles, like our snowboard goggles, utilize our Isotron foam to create a comfortable, ergonomic fit and superior seal around an individual’s face. Our Alloy SAS model utilizes our Dri-Force fleece, which is bonded to single density Isotron foam, and is designed to be used with our two-stage Sweat Absorption System. All of our motocross goggles also utilize high-density filter foam to prevent dust and dirt from entering the rider’s field of vision and to enhance air circulation to minimize fogging of the lens.

•	Sweat Absorption System. We have developed a two-stage moisture-wicking system that absorbs significantly more perspiration than our standard fleece-lined Isotron foam, which we refer to as Sweat Absorption System, or SAS. Our SAS consists of a removable pad which can be replaced at any time to prevent perspiration from entering a user’s eyes. We have obtained a U.S. patent for our SAS two-stage moisture wicking system.

•	Selectron Removeable Foam System. Our Magneto motocross goggle features patent pending Selectron foam, a completely removable and replaceable face-foam system. The idea behind Selectron is to allow riders to pick the foam that best meets their fit needs. In addition, it enables riders to replace old, sweat-saturated foam with a fresh part.

Manufacturing

Historically, we manufactured a substantial majority of our products through two manufacturers, LEM S.r.l., or LEM, and Intersol S.r.l. or Intersol, both of which are located near our European sales facility in Italy. In January 2006, we completed our acquisition of LEM pursuant to an option to purchase LEM contained in our prior manufacturing agreement. We presently rely upon LEM for the manufacture of a substantial majority of our sunglass products, and we expect that we will rely on LEM for the manufacture of an increasing portion of such products.

Our sunglass manufacturing process begins with fabrication of the eyewear frames. The final mold for each model of our eyewear products is injected with intensely heated materials, such as grilamid or propionate. The components of each frame are then placed in a wood chip or ceramic chip tumbling machine for up to 48 hours to ensure that every frame piece is completely smooth without any imperfections. After the tumbling process, the frames are washed in high-speed ultra-sonic vibration machines to ensure that each piece is completely clean and dust-free prior to the extensive inspections, polish, and painting process.

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

Our goggle manufacturing process begins with the fabrication of the goggle frame. The final mold for each goggle model is injected with intensely heated polyurethane. The frame components are then carefully washed using specialized cleaning processes that ensure secure paint adherence. After cleaning, each frame is subjected to our extensive painting process, which can include up to four layers of paint and often includes a specialized method of printing custom paint designs. Several key components of our products are assembled using a sonic welding process to ensure a secure bond between materials, and all of our metal logos and details are hand painted and set into the frame. All of our goggles utilize what we believe to be the highest quality materials and components from the most reputable suppliers in the industry. Our lenses are carefully assembled using specialized machinery to ensure strict anti-fogging lens performance.

Once the assembly process is completed, we test our goggles to ensure they meet and exceed all international directives for goggle safety and performance. These directives analyze product safety by testing for optical clarity, impact resistance, anti-fog protection, light transmission, UV protection and quality of frame materials. In addition to independent laboratory testing, we perform extensive testing at each of our manufacturers, including analyzing our goggles for product strength, wear and accelerated weather testing. Prior to shipment, each goggle is inspected for paint quality, fit, finish and overall appearance.

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

Customers

Our products are currently sold in the United States and in more than 38 countries in the rest of the world. Our customer base reflects our heritage and influence across the action sports and youth lifestyle markets and a distribution strategy which focuses on action sport and youth lifestyle retailers.

For the fiscal year ended December 31, 2003, we derived 76% of our net sales in the United States and 24% of our net sales in the rest of the world. For the fiscal year ended December 31, 2004, we derived 74% of our net sales in the United States and 26% of our net sales in the rest of the world. For the fiscal year ended December 31, 2005, we derived 76% of our net sales in the United States and 24% of our net sales in the rest of the world. For purposes of these calculations, we attribute sales using customer locations as opposed to shipping point.

Our net sales are spread over a large customer base. For fiscal years ended December 31, 2003, 2004 and 2005, 20%, 20% and 19% of our net sales were from our ten largest customers, respectively. No single customer accounted for more than 7% of our net sales during each of the fiscal years ended December 31, 2003, 2004 and 2005.

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

Intellectual Property

We use a combination of patent, trademark, copyright, trade secret and trade dress laws, including confidentiality agreements, to aggressively protect out intellectual property, including product designs, product research and development and recognized trademarks. We have five U.S. patents for our Scoop airflow technology, which expire between August 2012 and 2015. We have one U.S. patent for our SAS two-stage moisture wicking system, which expires on August 20, 2022. We have 19 U.S. design patents with respect to our products as follows: 15 regarding certain of our sunglasses, one regarding certain of our goggles, two regarding certain of our sunglass cases and one regarding our eyewear retail display case. Our design patents expire from February 2010 to August 2012. We also have submitted patent applications for our new dual lens/screen goggle and method of forming the same for use in our snow goggles. We are continuing to file patent applications on our inventions that are significant to our business and pursue trademarks where applicable.

Orange 21, Spy, Scoop, Dri-Force, ARC, Trident, SAS, Isotron, Selectron, Epsylon, Delta Photochromic, Gemini, Mosaic and SpyOptic are trademarks of Orange 21 Inc. As of December 31, 2005, we have been unable to register Spy as a trademark for our products in a few selected markets in which we do business. In addition, although we have been marketing accessory products for approximately 10 years under the Spy brand, we have no trademark registration in the United States for Spy with respect to the accessory products currently being sold under our Spy brand.

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

Competition

We compete with sunglass and goggle brands in various niches of the action sports market including Von Zipper, Arnette, Oakley and Smith Optics. We also compete with broader youth lifestyle brands that offer eyewear products, such as Hurley International and Quiksilver. In both markets, we compete primarily on the basis of design, performance, price, value, quality, brand name, marketing and distribution.

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

Segments

We focus our business on two geographic segments: U.S. (including U.S. and Canada) and foreign. Note 15 “Geographic Information,” to our financial statements describes these segments.

Backlog

Historically, purchases of sunglass and motocross eyewear products have not involved significant pre-booking activity. Purchases of our snow goggle products are generally pre-booked and shipped primarily from August to October. At December 31, 2004 and 2005 we had a backlog, including backorders (merchandise remaining unshipped beyond its scheduled shipping date), of approximately $1 million and $1.6 million, respectively.

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

Employees

As of December 31, 2005, we employed 95 full-time employees, including 86 full-time employees in the United States and nine full-time employees in the rest of the world. This aggregate number of employees consists of 45 in sales and marketing, 19 in general and administration, three in design and development and 28 in manufacturing support and fulfillment operations. We have never had a work stoppage. We consider our employee relations to be good.

In January 2006, we acquired our primary manufacturer for eyewear products, LEM S.r.l. based in Italy. They have 76 full-time employees and currently do not have any unions. We consider the relations between LEM and its employees to be good.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position
Barry Buchholtz	35	Chief Executive Officer
Michael Brower	49	Chief Financial Officer
John Gothard	46	Vice President, North American Sales, Spy Optic, Inc.
Jerry Kohlscheen	47	Chief Operating Officer
Fran Richards	42	Vice President, Marketing, Spy Optic, Inc.

The executive officers are elected by the Board of Directors on an annual basis and serve at the discretion of the Board, subject to the terms of any employment agreements they may have with us. The following is a brief description of the present and past business experience of each of our executive officers.

Barry Buchholtz joined us in September 1997 as our Chief Operations Officer and served as our President from January 2000 until July 2004. In July 2004, Mr. Buchholtz was promoted to Chief Executive Officer and was elected to our board of directors. From February 1996 to September 1997, Mr. Buchholtz was a partner in Global Management Group, a computer industry consulting firm to companies such as Dow Jones, Telerate and Andrea Electronics. From June 1993 to January 1996, Mr. Buchholtz was Vice President, Operations for Vision Technologies, LLC, a manufacturer of personal computers and peripherals. From June 1988 to May 1993, Mr. Buchholtz was Chief Operating Officer for Syntax Computer Corp., a manufacturer of personal computers and peripherals. From 1987 to 1988, Mr. Buchholtz was Vice President, Operations for Kaypro Corporation, a manufacturer of personal computers and peripherals.

Michael Brower joined us in September 2003 as our Chief Financial Officer. From July 2001 to July 2003, Mr. Brower was Chief Operating Officer and Chief Financial Officer of Think Outside, a developer and distributor of mobile computing accessory products. From April 2000 to June 2001, Mr. Brower was Chief Financial Officer of Keylime Software, Inc., a web analytics company. From 1993 through 1999, Mr. Brower held various positions with Odyssey Golf, a manufacturer of golf equipment, including Chief Financial Officer, Vice President and General Manager and Executive Vice President. Mr. Brower began his professional career as a staff accountant with KPMG LLP.

John Gothard joined us in March 2001 as our Vice President, North American Sales. From July 1997 to February 2001, Mr. Gothard was Director of Sales for Arnette, an action sports company. From February 1995 to June 1997, Mr. Gothard was National Sales Manager of SMP Clothing, an action sports company. From October 1990 to January 1995, Mr. Gothard was Managing Director of the wetsuit product line for Quiksilver, Inc., an action sports company. From February 1982 to September 1990, Mr. Gothard was a sales representative for O’Neill, Inc., an action sports company.

Jerry Kohlscheen joined Orange 21 as Chief Operating Officer in March 2006. Mr. Kohlscheen comes to Orange 21 Inc. with over 20 years of operations experience. Previously, Mr. Kohlscheen was Operations Manager for the Midwest region of Pendleton Woolen Mills, Inc., a leading wool manufacturing company. In this capacity he was responsible for all aspects of manufacturing operations and oversaw an executive development team responsible for over $100 million in product sales. Additionally, he established and coordinated the implementation of a new product enhancement department and oversaw the human resource process including labor negotiations, government compliance, and result-oriented employee development programs.

Fran Richards joined us as Vice President of Marketing in April 2006. Prior to joining Orange 21, Mr. Richards was founding Group Publisher of Future USA’s action sports media group, a division of Future PLC, a publisher of video game and music enthusiast magazines. From 2002 to 2004 Mr. Richards was president of Modern World LLC, a youth marketing firm whose blue chip client’s included Universal Music Group’s Island Records, Warner Strategic Marketing, ski resort operator Intrawest, and NBC’s Gravity Games. From 1988 until 2003, Mr. Richards was a marketing executive at Transworld Media, a large action sports media company.

Item 1A. Risk Factors

This report contains statistical data that we obtained from industry publications and reports. These industry publications generally indicate that they have obtained their information from sources believed to be reliable, but do not guarantee the accuracy and completeness of their information. Although we believe that the publications are reliable, we have not independently verified their data.

This report contains forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, statements and predictions as to our expectations regarding our operating expenses, sales and operations, anticipated cash needs, capital requirements and capital expenditures, needs for additional financing, use of working capital, the benefits of our Italian operations, plans for future products and services and for enhancements of existing products and services, anticipated growth strategies, ability to attract customers, sources of net sales, anticipated trends and challenges in our business and the markets in which we operate, the adequacy of our facilities, the impact of economic and industry conditions on our customers and our business, customer demand, our competitive position, critical accounting policies and the impact of recent accounting pronouncements. Additional forward-looking statements include, but are not limited to, statements pertaining to other financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement which is preceded by the word “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or any similar word. For all of such forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, those discussed below. These forward-looking statements represent our judgment as of the date hereof and you are cautioned not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update these forward-looking statements.

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

The action sports and youth lifestyle markets in which we compete are intensely competitive. We compete with sunglass and goggle brands in various niches of the action sports market including Von Zipper, Arnette, Oakley and Smith Optics. We also compete with broader youth lifestyle brands that offer eyewear products, such as Hurley International and Quiksilver, and in the broader fashion sunglass sector of the eyewear market, which is fragmented and highly competitive. We compete with a number of brands in these sectors of the market, including Armani, Christian Dior, Dolce & Gabbana, Gucci, Prada and Versace. In both markets, we compete primarily on the basis of fashion trends, design, performance, value, quality, brand recognition, marketing and distribution channels.

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

We believe that broader recognition and favorable perception of our brand by persons ranging in age from 11 to 28 is essential to our future success. Accordingly, we intend to continue an aggressive brand strategy through a variety of marketing techniques, including athlete sponsorship, sponsorship of surfing, snowboarding, skateboarding, wakeboarding, BMX, downhill mountain biking and motocross events, vehicle marketing, internet and print media, action sports industry relationships, sponsorship of concerts and music festivals and celebrity endorsements, to foster an authentic action sports and youth lifestyle company culture. If we are unsuccessful, these expenses may never be offset, and we may be unable to increase net sales. Successful positioning of our brand will depend largely on:

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

We are evaluating potential entries into or expansion of new product offerings, such as handmade fashion sunglasses and prescription eyewear frames. In expanding our product offerings, we intend to leverage our sales and marketing platform and customer base to develop these opportunities. While we have been successful promoting our sunglasses and goggles in our target markets, we cannot predict whether we will be successful in gaining market acceptance for any new products that we may develop. In addition, expansion of our business strategy into new product offerings will require us to incur significant sales and marketing expenses. These requirements could strain our management and financial and operational resources. Additional challenges that may affect our ability to expand our product offerings include our ability to:

•	increase awareness and popularity of our existing Spy brand;

•	establish awareness of any new brands we may introduce or acquire;

•	increase customer demand for our existing products and establish customer demand for any new product offering;

•	attract, acquire and retain customers at a reasonable cost;

•	achieve and maintain a critical mass of customers and orders across all of our product offerings;

•	maintain or improve our gross margins; and

•	compete effectively in highly competitive markets.

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

If sales become concentrated in a limited number of our products, we could be exposed to risk if consumer demand for such products were to decline. In the fiscal years ended December 31, 2003, 2004 and 2005, 58%, 59% and 62%, respectively, of our net sales were derived from sales of our sunglass products and 33%, 32% and 29%, respectively, of our net sales were derived from sales of our goggle products. In addition, in the fiscal years ended December 31, 2003, 2004 and 2005, 14%, 17% and 15%, respectively, of our net sales related to our sunglass products were derived from two models of our product line. As a result of these concentrations in net sales, our operating results could be harmed if sales of any of these products were to decline substantially and we were not able to increase sales of other products to replace such lost sales.

Our business could be harmed if we fail to maintain proper inventory levels.

We place orders with our manufacturers for some of our products prior to the time we receive orders for these products from our customers. We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. We also maintain an inventory of selected products that we anticipate will be in high demand. We may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and harm our operating results and financial condition. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships and diminish brand loyalty, thereby harming our business. For example, in fiscal 2003 and 2005, we experienced delays of two months in the delivery of goggle shipments, which we believe may have reduced our net sales in the third quarters of both fiscal 2003 and 2005 by less than 5% and 6%, respectively.

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

We do not have long-term agreements with any of our manufacturers. We cannot be certain that we will not experience difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs and failures to comply with our requirements for the proper utilization of our intellectual property. If our relationship with any of our manufacturers is interrupted or terminated for any reason, including the failure of any manufacturer to be able to perform its obligations under our agreement or the termination of our agreement by any of our manufacturers, we would need to locate alternative manufacturing sources. The establishment of new manufacturing relationships involves numerous uncertainties, and we cannot be certain that we would be able to obtain alternative manufacturing sources in a manner that would enable us to meet our customer orders on a timely basis or on satisfactory commercial terms. If we are required to change any of our major manufacturers, we would likely experience increased costs, substantial disruptions in the manufacture and shipment of our products and a loss of net sales.

Historically, we have purchased substantially all of our products from two manufacturers, LEM and Intersol. In the fiscal years ended December 31, 2003, 2004 and 2005, we purchased approximately 78%, 64% and 72%, respectively, of these products from LEM and approximately 15%, 17% and 7%, respectively, of these products from Intersol.

In January 2006, we acquired all of the quota (a stake in an Italian limited liability company (S.r.l.), which, pursuant to Italian law, does not issue shares) of LEM. As a result, we expect in the future that the majority of our sunglass and goggle products will be manufactured by LEM and the portion of our products manufactured by Intersol will decrease.

Our manufacturers must be able to continue to procure raw materials and we must continue to receive timely deliveries from our manufacturers to sell our products profitably.

The capacity of our manufacturers to manufacture our products is dependent upon the availability of raw materials used in the fabrication of eyeglasses. Our manufacturers have experienced in the past, and may experience in the future, shortages of raw materials, which have resulted in delays in deliveries of our products by our manufacturers of up to several months. For example, in fiscal 2003 and 2005, we experienced delays in the delivery of goggle shipments due to manufacturing problems. We believe the delays may have reduced our net sales in the third quarters of both fiscal 2003 and 2005 by less than 5% and 6%, respectively. Any shortage of raw materials or inability of a manufacturer to manufacture or ship our products in a timely manner, or at all, could impair our ability to ship orders of our products in a timely manner and could cause us to miss the delivery requirements of our customers. As a result, we could experience cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could harm our net sales, results of operations and reputation.

Any failure to maintain ongoing sales through our independent sales representatives or maintain our international distributor relationships could harm our business.

We sell our products to retail locations in the United States and internationally through retail locations serviced by us through our direct sales team and a network of 44 independent sales representatives in the U.S., and through our international distributors. We rely on these independent sales representatives and distributors to provide customer contacts and market our products directly to our customer base. Our independent sales representatives are not obligated to continue selling our products, and they may terminate their arrangements with us at any time with limited notice. We do not have long-term agreements with our international distributors. Our ability to maintain or increase our net sales will depend in large part on our success in developing and maintaining relationships with our independent sales representatives and our international distributors. It is possible that we may not be able to maintain or expand these relationships successfully or secure agreements with additional sales representatives or distributors on commercially reasonable terms, or at all. Any failure to develop and maintain our relationships with our independent sales representatives or our international distributors, and any failure of our independent sales representatives or international distributors to effectively market our products, could harm our net sales.

We face business, political, operational, financial and economic risks because a significant portion of our operations and sales are to customers outside of the United States.

Our European operations are located in Italy, and our primary manufacturers are located in Italy. In the fiscal years ended December 31, 2003, 2004 and 2005, we derived 76%, 74% and 76% of our net sales in the United States based on attributing sales using customer location (as opposed to shipping point) and 24%, 26% and 24% of our net sales in the rest of the world, primarily in Australia, Canada, France, Japan and Spain. We are subject to risks inherent in international business, many of which are beyond our control, including:

•	difficulties in obtaining domestic and foreign export, import and other governmental approvals, permits and licenses and compliance with foreign laws, including employment laws;

•	difficulties in staffing and managing foreign operations, including cultural differences in the conduct of business, labor and other workforce requirements;

•	transportation delays and difficulties of managing international distribution channels;

•	longer payment cycles for, and greater difficulty collecting, accounts receivable;

•	ability to finance our foreign operations;

•	trade restrictions, higher tariffs or the imposition of additional regulations relating to import or export of our products;

•	unexpected changes in regulatory requirements, royalties and withholding taxes that restrict the repatriation of earnings and effects on our effective income tax rate due to profits generated or lost in foreign countries;

•	political and economic instability, including wars, terrorism, political unrest, boycotts, curtailment of trade and other business restrictions; and

•	difficulties in obtaining the protections of the intellectual property laws of other countries.

Any of these factors could reduce our net sales, decrease our gross margins or increase our expenses.

Fluctuations in foreign currency exchange rates could harm our results of operations.

We sell a majority of our products in transactions denominated in U.S. dollars; however, we purchase a substantial portion of our products from our manufacturers in transactions denominated in Euros. As a result, if the U.S. dollar were to weaken against the Euro, our cost of sales could increase substantially. We also are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our Italian subsidiary, Spy Optic, S.r.l., and due to net sales in Canada. Between January 1, 2003 and December 31, 2005, the Euro to U.S. dollar exchange rate has ranged from 1.03 to 1.37. Between January 1, 2003 and December 31, 2005, the Canadian dollar to U.S. dollar exchange rate has ranged from 0.63 to 0.87. For the fiscal years ended December 31, 2003, 2004 and 2005, we had an unrealized foreign currency gain of approximately $290,000, $528,000 and $118,000, representing 1%, 2% and 0% of our net sales, respectively. As of December 31, 2005, we had purchased a total of 10.5 million Euro foreign currency contracts at an average Euro rate of 1.22 Euro to U.S. dollar.

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

No Fear, Inc. beneficially owns approximately 11% of our outstanding common stock. As a result of No Fear’s ownership interest, No Fear has the ability to influence who is elected to our board of directors each year and, through those directors, to influence our management, operations and potential significant corporate actions. In addition, as a purchaser of our products, No Fear accounted for approximately $660,000, $927,000 and $1,025,000 of our net sales for the fiscal years ended December 31, 2003, 2004 and 2005, respectively. No Fear may have interests that conflict with, or are different from, the interests of our other stockholders. These conflicts of interest could include potential competitive business activities, corporate opportunities, indemnity arrangements, registration rights, sales or distributions by No Fear of our common stock and the exercise by No Fear of its ability to influence our management and affairs. Further, this concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our other stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, could harm the market price of our common stock and could impede the growth of our company. Our certificate of incorporation does not contain any provisions designed to facilitate resolution of actual or potential conflicts of interest or to ensure that potential business opportunities that may become available to both No Fear and us will be reserved for or made available to us. If these conflicts of interest are not resolved in a manner favorable to our stockholders, our stockholders’ interests may be substantially harmed.

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

On March 7, 2005, Oakley, Inc, one of our major competitors, filed a lawsuit alleging patent trade dress and trademark infringement, unfair competition, and false designation of origin. The lawsuit specifically identifies three of our product styles which accounted for approximately 4% and 5% of our total net sales for fiscal years 2004 and 2005, respectively. While management believes the lawsuit is without merit, litigation is subject to inherent uncertainties and an unfavorable outcome could negatively affect our operating results.

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

We may not address successfully problems encountered in connection with our acquisition of LEM or any future acquisitions, which could result in operating difficulties and other harmful consequences.

In January 2006, we acquired 100% of the capital stock of LEM. The aggregate purchase price was 3.3 million Euro or approximately $3,960,000 in cash, plus a two year earn-out based on LEM’s future sales. Under the terms of the earn-out, we are obligated to make quarterly payments based on unit sales, up to a maximum of €1,400,000, through December 31, 2005. We expect to continue to consider other opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base, although we have no specific agreements with respect to potential acquisitions or investments. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions, including LEM, and strategic investments involve numerous risks, including:

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

In addition, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, we are required to test goodwill for impairment at least annually, or more frequently if events or circumstances exist which indicate that goodwill may be impaired. As a result of changes in circumstances after valuing assets in connection with acquisitions, we may be required to take write-downs of intangible assets, including goodwill, which could be significant.

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

We could incur substantial costs to comply with foreign environmental laws, and violations of such laws may increase our costs or require us to change certain business practices.

Because we manufacture a wide variety of eyewear products at our Italian manufacturing facility, we use and generate numerous chemicals and other hazardous by-products in our manufacturing operations. As a result, we are subject to a broad range of foreign environmental laws and regulations. These environmental laws govern, among other things, air emissions, wastewater discharges and the acquisition, handling, use, storage and release of wastes and hazardous substances. Such laws and regulations can be complex and change often. Contaminants have been detected at some of our present facilities, principally in connection with historical practices conducted at LEM. We have undertaken to remediate these contaminants. Although we currently do not expect that these remediation efforts will involve substantial expenditure of resources by us, the costs associated with this remediation could be substantial, which would reduce our cash available for operations, consume valuable management time, reduce our profits or impair our financial condition.

Risks Related to the Market for Our Common Stock

Our stock price may be volatile, and you may not be able to resell our shares at a profit or at all.

The trading price of our common stock fluctuates due to the factors discussed in this section and elsewhere in this report. For example, in 2005, our stock has traded as high as $11.15 per share and as low as $3.51 per share. The trading market for our common stock also is influenced by the research and reports that industry or securities analysts publish about us or our industry. If one or more of the analysts who cover us were to publish an unfavorable research report or to downgrade our stock, our stock price likely would decline. If one or more of these analysts were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Our expense levels in the future will be based, in large part, on our expectations regarding net sales and based on acquisitions we may complete. For example, in January we completed the acquisition of our primary manufacturer LEM S.r.l. Many of our expenses are fixed in the short term or are incurred in advance of anticipated sales. We may not be able to decrease our expenses in a timely manner to offset any shortfall of sales.

Future sales of our common stock in the public market could cause our stock price to fall.

Sales of our common stock in the public market, or the perception that such sales might occur, could cause the market price of our common stock to decline. As of March 9, 2006, we have 8,084,314 shares of common stock outstanding and 930,780 shares subject to unexercised options to purchase shares of common stock that are fully vested. In addition, in connection with our initial public offering, we issued warrants to purchase up to 147,000 shares of common stock to Roth Capital Partners, LLC, and an affiliate.

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

We, our directors and certain of our officers have been named as defendants in two stockholder class action lawsuits filed in the United States District Court for the Southern District of California. A consolidated complaint, filed October 11, 2005, purported to seek unspecified damages on behalf of an alleged class of persons who purchased our common stock pursuant to our registration statement we filed in connection with our public offering of stock on December 14, 2004. The complaint alleged that we and our officers and directors violated federal securities laws by failing to disclose in the registration statement material information about plans to make a distribution change in our European operations, our dealings with one of our customers and whether certain of our products infringe on the intellectual property rights of Oakley, Inc. We filed a motion to dismiss the complaint which the court granted on March 29, 2006. The court allowed plaintiffs to file an amended complaint only with respect to their claim about a European distribution change. Plaintiffs filed an amended complaint dated April 7, 2006. No discovery has been conducted. However, based on the facts presently known, management believes we have meritorious defenses to this action and intends to vigorously defend the action.

In December 2005, two stockholders filed derivative lawsuits in state court in San Diego, purportedly on our behalf, against eight of our current or former directors and officers and against one of our stockholders, No Fear. A consolidated amended complaint was filed in March 2006 alleging that the defendants breached their fiduciary duties and injured us by allowing us to issue a misleading registration statement and prospectus in connection with our December 2004 public offering and alleging that No Fear sold Orange 21 stock while having knowledge of material, non-public information. The derivative plaintiffs seek compensatory damages, disgorgement of profits, treble damages and other relief. The case is still in the pretrial stage.

For the stockholder lawsuits, the Company has accrued an amount up to the maximum to be paid of $250,000 on its insurance deductible under its director and officer coverage.

This litigation presents a distraction to our management and is expensive to conduct. This could negatively affect our operating results.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our corporate headquarters totals 30,556 square feet and is located in Carlsbad, California under a lease that expires in March 2007. Our monthly rent for this facility is $23,377, increasing to $26,800 per month in April 2006 through the expiration of the lease in March 2007. In February 2006, we leased an additional 2,580 square feet of office space. The monthly rent for this space is $3,096 and the lease expires in March 2007. In addition, we lease on a monthly basis additional warehouse space of 8,000 square feet in Carlsbad, California. Our monthly rent for this facility is $15,000 and the lease can be terminated on a thirty day notice. We also lease an approximately 8,880 square foot office and warehouse facility in Varese, Italy, which we use primarily for international sales and distribution. We pay monthly rent of approximately $4,400 for the lease on this facility, which expires in September 2009; however, we have an option to terminate this lease upon six months’ notice. In addition, we utilize some third party warehousing in both the United States and Italy.

We believe our facilities are adequate for our current needs and that suitable additional or substitute space will be available to accommodate foreseeable expansion of our operations or to move our operations in the event one or more of our leases can no longer be renewed on commercially reasonable terms.

Item 3. Legal Proceedings

On March 7, 2005, Oakley, Inc. filed a complaint against us in the United States District Court, Central District of California. In its complaint, Oakley alleges that the sale of certain of our product styles constitutes patent infringement, trademark infringement, trade dress configuration infringement, false designation of origin, false description or representation of goods and/or unfair competition. In its complaint, Oakley seeks the following: a determination that its asserted intellectual property rights are enforceable and that we have infringed such rights; an injunction, during the course of the lawsuit and thereafter, restraining us from certain activities alleged to infringe its rights; an assessment of damages against us for the alleged infringement (including treble damages for alleged intentional infringement); our destruction of allegedly infringing products and materials; and recovery from us of its attorneys fees and costs. The lawsuit is in the early stages of discovery and we presently have no estimate of any potential loss or range of loss with respect to the lawsuit or any estimate as to the potential costs of defending against the lawsuit. However, we have reviewed the claims made by Oakley, we believe them to be without merit and we intend to vigorously defend the lawsuit.

We, our directors and certain of our officers have been named as defendants in two stockholder class action lawsuits filed in the United States District Court for the Southern District of California. A consolidated complaint, filed October 11, 2005, purported to seek unspecified damages on behalf of an alleged class of persons who purchased our common stock pursuant to the registration statement filed in connection with our public offering of stock on December 14, 2004. The complaint alleged that we and our officers and directors violated federal securities laws by failing to disclose in the registration statement material information about plans to make a change in our European operations, our dealings with one of our customers and whether certain of our products infringe on the intellectual property rights of Oakley, Inc. We filed a motion to dismiss the complaint which the court granted on March 29, 2006. The court allowed plaintiffs to file an amended complaint only with respect to their claim about a European distribution change. Plaintiffs filed an amended complaint dated April 7, 2006. No discovery has been conducted. However, based on the facts presently known, management believes we have meritorious defenses to this action and intends to vigorously defend the action.

In December 2005, two stockholders filed derivative lawsuits in state court in San Diego, purportedly on our behalf, against eight of our current or former directors and officers and against one of our stockholders, No Fear. A consolidated amended complaint was filed in March 2006 alleging that the defendants breached their fiduciary duties and injured us by allowing us to issue a misleading registration statement and prospectus in connection with our December 2004 public offering and alleging that No Fear sold Orange 21 stock while having knowledge of material, non-public information. The derivative plaintiffs seek compensatory damages, disgorgement of profits, treble damages and other relief. The case is still in the pretrial stage.

For the stockholder lawsuits, the Company has accrued an amount up to the maximum to be paid of $250,000 on its insurance deductible under its director and officer coverage.

From time to time, we are involved in other legal proceedings incidental to our business, but at this time we are not party to any such litigation that is material to our business.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.0001, began trading on the Nasdaq National Market on December 14, 2004 in connection with our initial public offering (trading symbol “ORNG”). As of March 9, 2006, the closing sales price for the common stock was $4.40. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock on the Nasdaq National Market:

	High	Low
2005
Fourth Quarter	$5.40	$3.51
Third Quarter	7.45	4.83
Second Quarter	6.95	4.50
First Quarter	11.15	6.05
2004
Fourth Quarter (December 14, 2004 to December 31, 2004)	$10.95	$9.65

Stockholders of record on March 9, 2006 numbered approximately 94. Many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders; therefore, we are unable to estimate the total number of beneficial owners represented by these stockholders of record. We have never declared or paid any cash dividend on our common stock, nor do we currently intend to pay any cash dividend on our common stock in the foreseeable future. We expect to retain our earnings, if any, for the growth and development of our business. In addition, the terms of our credit facility limit our ability to pay cash dividends on our common stock. A description of our credit facility can be found in this Annual Report under Item 7 under the caption “Liquidity and Capital Resources” and Item 8 - Financial Statements.

Securities Authorized for Issuance Under Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report. The selected consolidated statements of operations data as of December 31, 2005, 2004 and 2003 and selected consolidated balance sheet data as of December 31, 2005 and 2004 are derived from audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statement of operations data as of December 31, 2002 and 2001 and selected consolidated balance sheet data as of December 31, 2003, 2002 and 2001 were derived from audited consolidated financial statements not included in this Annual Report. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Net sales	$17,157	$22,294	$27,404	$33,563	$38,568
Cost of sales	8,700	10,848	13,186	15,530	19,685

Gross Profit	8,457	11,446	14,218	18,033	18,883

Operating expenses:
Sales and marketing	4,598	6,047	8,075	10,392	12,859
General and administrative	2,366	3,000	3,775	4,563	6,273
Shipping and warehousing	353	532	771	990	1,445
Research and development	131	252	264	512	673

Total operating expenses	7,448	9,831	12,885	16,457	21,250

Income (loss) from operations	1,009	1,615	1,333	1,576	(2,367)
Other (expense) income:
Interest (expense) income	(331)	(393)	(484)	(398)	312
Foreign currency transaction gain	8	326	290	528	119
Other income	185	30	50	35	(8)

Total other (expense) income	(138)	(37)	(144)	165	423

Income (loss) before income taxes	871	1,578	1,189	1,741	(1,944)
Income tax provision	142	667	689	934	(236)

Net income (loss)	$729	$911	$500	$807	$(1,708)

Net income (loss) per common share
Basic	$0.19	$0.21	$0.11	$0.17	$(0.21)

Diluted	$0.18	$0.19	$0.11	$0.16	$(0.21)

Shares used in computing net income (loss) per common share
Basic	3,848,287	4,306,742	4,426,056	4,643,320	8,017,479

Diluted	3,949,850	4,785,044	4,617,609	4,973,252	8,017,479

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short term investments	$668	$574	$581	$11,477	$8,146
Working capital	3,961	4,958	5,049	28,400	27,608
Total assets	13,028	17,573	21,041	37,524	38,257
Long-term debt, less current portion	42	86	341	198	13
Total stockholders’ equity	6,981	8,731	9,507	31,900	34,231

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion includes the operations of Orange 21 Inc. and its subsidiaries for each of the periods discussed.

We design, develop and market premium products for the action sports, motorsports, and youth lifestyle markets. Our principal products, sunglasses and goggles, are marketed primarily under the brand Spy Optic. These products target the action sports market, including surfing, skateboarding and snowboarding, motocross, and the youth lifestyle market within fashion, music and entertainment. We have built our Spy® brand by developing innovative, proprietary products that utilize high-quality materials, handcrafted manufacturing processes and engineered optical lens technology to convey performance, style, quality and value. We sell our products in approximately 5,100 retail locations in the United States and internationally through approximately 3,000 retail locations serviced by us and our international distributors. We have developed strong relationships with key multi-store action sport and youth lifestyle retailers in the United States, such as Cycle Gear, Inc., No Fear, Inc., Pacific Sunwear of California, Inc., Tilly’s Clothing, Shoes & Accessories and Zumiez, Inc., and a strategically selective collection of specialized surf, skate, snow, BMX, mountain bike and motocross stores.

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

We began as a grassroots brand in Southern California and entered the action sports and youth lifestyle markets with innovative and performance-driven products and an authentic connection to the action sports and youth lifestyle markets under the Spy Optic™ brand. We have a wholly owned subsidiary incorporated in Italy, Spy Optic, S.r.l., and a wholly owned subsidiary incorporated in California, Spy Optic, Inc., which we consolidate in our financial statements. We rely exclusively on an independent third-party consultant for the design of our products. In addition, we have maintained a semi-exclusive relationship with our primary manufacturer LEM S.r.l., which we acquired in January 2006. We were incorporated as Sports Colors, Inc. in California in August 1992. From August 1992 to April 1994, we had no operations. In April 1994, we changed our name to Spy Optic, Inc. In November 2004, we reincorporated in Delaware and changed our name to Orange 21 Inc.

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

Shipping and Warehousing Expense

Shipping and warehousing expense consists primarily of wages and related payroll and employee benefit costs, packaging supplies, third-party warehousing and third party fulfillment costs, facility costs and utilities.

Research and Development Expense

Research and development expense consists primarily of wages and related payroll and employee benefit costs, consulting fees to Mage Design, LLC, travel expenses and prototype and sample expenses.

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

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

Revenue Recognition

Revenues are recognized when the risk of ownership and title passes to our customers. Generally, we extend credit to our customers and do not require collateral. Our payment terms generally range from net-30 to net-90, depending on the country or whether we sell directly to retailers in the country or to a distributor. None of our sales agreements with any of our customers provide for any rights of return. However, we do approve returns on a case-by-case basis at our sole discretion to protect our brands and our image. We provide allowances for estimated returns when revenues are recorded, and related losses have historically been within our expectations. If returns are higher than our estimates, our earnings would be adversely affected.

Reserve for Refunds and Returns and Allowance for Doubtful Accounts

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

Inventories

Inventories consist primarily of finished products, including sunglasses, goggles, apparel and accessories, product components such as replacement lens, purchasing and quality control costs, and packaging and shipping materials. Inventory items are carried on the books at the lower of cost or market using the first in first out method of inventory. Periodic physical counts of inventory items are conducted to help verify the balance of inventory. A reserve is maintained for obsolete or slow moving inventory.

Research and Development

We expense research and development costs as incurred. We capitalize product molds and tooling and depreciate these costs over the useful life of the asset.

Income Taxes

We account for income taxes pursuant to the asset and liability method, whereby deferred tax assets and liabilities are computed at each balance sheet date for temporary differences between the consolidated financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. We consider future taxable income and ongoing, prudent and feasible tax planning strategies in assessing the value of our deferred tax assets. If we determine that it is more likely than not that these assets will not be realized, we will reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on our management’s judgment. If we subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made. See Note 10 in the Notes to Consolidated Financial Statements.

Foreign Currency and Derivative Instruments

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

The Company designates its derivatives based upon the criteria established by SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain hedging Activities – an amendment of SFAS 133, (SFAS 138) and Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (SFAS 149), requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s fair value gain or loss is initially reported as a component of accumulated other comprehensive income (loss). Any realized gain or loss on such derivative is reported in cost of goods sold in the accounting period in which the derivative matures. The fair value gain or loss from the ineffective portion of the derivative is reported in cost of goods sold immediately. For a derivative that does not qualify as a cash flow hedge, the change in fair value is recognized at the end of each accounting period in cost of goods sold.

Results of Operations

The following tables set forth our operating results as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2003	2004	2005
Consolidated Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	48.1	46.3	51.0

Gross profit	51.9	53.7	49.0

Operating expenses:
Sales and marketing	29.5	31.0	33.3
General and administrative	13.8	13.6	16.3
Shipping and warehousing	2.8	2.9	3.8
Research and development	1.0	1.5	1.7

Total operating expenses	47.1	49.0	55.1

Income (loss) from operations	4.8	4.7	(6.1)
Other (expense) income	(0.5)	0.5	1.1

Income (loss) before income taxes	4.3	5.2	(5.0)
Income tax provision	2.5	2.8	(0.6)

Net income (loss)	1.8%	2.4%	(4.4)%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales

Net sales increased 15% to $38.6 million in fiscal 2005 from $33.6 million in fiscal 2004. The increase in net sales was the result of the introduction of several new styles and expanded domestic distribution. Net sales for fiscal 2005 were affected negatively by late product deliveries primarily in the third and fourth quarters, late deployment of point of purchase displays, and lower than expected sales in Asia and from the E Eyewear product line. Based on attributing sales using customer location instead of point of shipping, net sales increased in the United States by $4.5 million, or 18%, due to increased brand recognition and market penetration. Net sales increased in the rest of the world by $529,000, or 6%, based upon an increase in sales of our products in Canada of $782,000 or 24% and a decrease of $253,000 or 4% in other countries. The sales decreases occurred primarily in Asia and Australia due primarily to distributor changes. Approximately 9% of the international sales growth was attributable to a weaker U.S dollar. Net sales in the United States represented 76% and 74% of total net sales for fiscal 2005 and fiscal 2004, respectively. Net sales in the rest of the world represented 24% and 26% of total net sales for fiscal 2005 and fiscal 2004, respectively. Sunglass unit shipments increased 19% with no change in the average sales price. Goggle unit shipments increased 1% with a 1% decrease in the average sales price. The sales mix on a dollar basis for fiscal 2005 was 62% for sunglasses, 29% for goggles and 9% for apparel and accessories. The sales mix on a dollar basis for fiscal 2004 was 59% for sunglasses, 32% for goggles and 9% for apparel and accessories. At December 31, 2005, we had received orders equal to approximately $1.6 million and we expect to fulfill such orders during the next three months.

Cost of Sales and Gross Profit

Gross profit increased 5% to $18.9 million in fiscal 2005 from $18.0 million in fiscal 2004. The increase in absolute dollars was due primarily to the increase in sales volume. As a percentage of net sales, gross profit was 49% in fiscal 2005, as compared to 54% in fiscal 2004. As a percentage of net sales, the decrease in gross profit was due primarily to the unfavorable impact on gross margins caused by product purchases made in Euro, lower margin sales, an increase in inventory reserves for slower moving and obsolete inventory, and a slight increase in purchasing and quality control expenses. This was offset slightly by a higher sunglass product sales mix and a positive effect of a weaker dollar.

We expect that our gross profit will fluctuate in the future as we expand into new product categories based on our product mix, product costs, shipping costs, product return and refund rates and handling and packaging costs for the various products. We also expect gross profit will be affected in the future by our acquisition of our primary manufacturer LEM S.r.l. which was completed in January 2006. Gross margins recognized by LEM on sales of non-Spy Optic products have substantially lower margins.

Sales and Marketing Expense

Sales and marketing expense increased 24% to $12.9 million in fiscal 2005 from $10.4 million in fiscal 2004. The increase in sales and marketing expense primarily was due to increased sales and marketing compensation and related payroll taxes of $513,000, increased commission expense of $442,000 due to the year-over-year sales increase, increased payments to athletes pursuant to endorsement agreements of $74,000, increased point-of-purchase and sales display expenses of $308,000, increased travel expenses of $147,000, impairment costs related to sales and marketing vehicles of $99,000, and an increase in promotional product and other activities of $313,000. As a percentage of net sales, sales and marketing expense was 33% in fiscal 2005, up from 31% in fiscal 2004.

We expect sales and marketing expense to continue to increase in absolute dollars as a result of continued expansion of our sales and marketing efforts outside of California but to decrease as a percentage of net sales.

General and Administrative Expense

General and administrative expense increased 37% to $6.3 million in fiscal 2005 from $4.6 million in fiscal 2004. The increase in general and administrative expense primarily was due to increases in wages and related payroll taxes of $184,000, increases in legal and accounting fees of $875,000, increases in insurance of $109,000, an increase in franchise fees related to our incorporation in Delaware for our public offering of $178,000, an increase in Board fees of $110,000, an increase in rent of $108,000, an increase in investor relations costs of $110,000, and a write down of previously capitalized software costs considered impaired of $188,000. This was offset by a reduction in bad debt reserves of approximately $163,000. Increases in legal and accounting expenses were due primarily to increased costs of being a public company as well as outstanding litigation matters. Other general and administrative expenses were primarily attributable to the increased costs of being a public company. As a percentage of net sales, general and administrative expense was 16% and 14% fiscal 2005 and fiscal 2004, respectively.

We expect general and administrative expense to continue to increase in absolute dollars as a result of continued expansion of our administrative infrastructure in support of a broader product portfolio and increased expenses associated with being a public company.

Shipping and Warehousing Expense

Shipping and warehousing expense increased 46% to $1,445,000 in fiscal 2005 from $990,000 in fiscal 2004. The increase was due primarily to increased temporary labor of $163,000 primarily related to our foreign subsidiary, increased travel costs of $42,000 to manage our change in our fulfillment operations internationally, and an increase in third-party warehousing expenses of $213,000 due to additional leased warehouse space and the transfer of our fulfillment requirements for our International business to an outside agency. As a percentage of net sales, shipping and warehousing expense was 4% and 3% for fiscal 2005 and fiscal 2004, respectively.

We expect shipping and warehousing expense to increase in absolute dollars if our net sales increase but to decrease as a percentage of net sales as a result of leveraging the fixed expense over greater net sales.

Research and Development Expense

Research and development expense increased 31% to $673,000 in fiscal 2005 from $512,000 in fiscal 2004. The increase was due primarily to increased consulting fees of $138,000 and increased travel expenses of $30,000. As a percentage of net sales, research and development expense was 2% in both fiscal 2005 and fiscal 2004.

We expect research and development expense to increase in absolute dollars in the future as a result of increased investments in existing and new product offerings.

Other Income (Expense)

Other income was $423,000 in fiscal 2005 compared to $165,000 in fiscal 2004. The increase in other income in fiscal 2005 was due primarily to interest income of $312,000 in 2005 as compared to interest expense of $398,000 in 2004. This was a result of a pay down on our lines of credit and larger average balances of cash and investments as a result of the offering. This was offset by a decrease in our foreign currency gain of $410,000 due primarily to our adoption of hedge accounting in 2005.

Income Tax Provision

The income tax provision for fiscal 2005 was a tax benefit of $236,000 compared to tax expense of $934,000 in fiscal 2004. The effective tax rate for fiscal year 2005 was 12% compared to 54% in fiscal 2004. The decrease in the provision for income tax was due primarily to the pretax losses incurred by both the U.S. and Italian operations.

Net Loss

A net loss was incurred in fiscal 2005 of $1.7 million compared to net income of $807,000 in fiscal 2004. The net loss was due to lower gross margins primarily due to the impact of the Euro on product purchases, lower margin sales, and higher inventory reserves, combined with higher operating costs, including primarily sales and marketing and general and administrative. The increase in general and administrative was due primarily to expenses related to being a public company and outstanding litigation. This was offset somewhat by an increase in other income primarily due to investment income from cash proceeds from our 2004 public offering and a significant decrease in interest expense due to debt repaid in late 2004 and in 2005.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales

Net sales increased 22% to $33.6 million in fiscal 2004 from $27.4 million in fiscal 2003. The increase in net sales was the result of the introduction of several new styles and expanded domestic distribution. Based on attributing sales using customer location instead of point of shipping, net sales increased in the United States by $4.1 million, or 20%, due to increased brand recognition and market penetration. Net sales increased in the rest of the world by $2.1 million, or 31%, based upon an increase in sales of our products in Canada of $841,000 and $1.3 million in other countries. Approximately 9% of the international sales growth was attributable to a weaker U.S dollar. Net sales in the United States represented 74% and 76% of total net sales for fiscal 2004 and fiscal 2003, respectively. Net sales in the rest of the world represented 26% and 24% of total net sales for fiscal 2004 and fiscal 2003, respectively. Sunglass unit shipments increased 18% with a 7% increase in the average sales price. Goggle unit shipments increased 14% with a 3% increase in the average sales price. The sales mix on a dollar basis for fiscal 2004 was 59% for sunglasses, 32% for goggles and 9% for apparel and accessories. The sales mix on a dollar basis for fiscal 2003 was 58% for sunglasses, 33% for goggles and 9% for apparel and accessories. At December 31, 2004, we had received orders equal to approximately $1 million and we expect to fulfill such orders during the next three months.

Cost of Sales and Gross Profit

Gross profit increased 27% to $18 million in fiscal 2004 from $14.2 million in fiscal 2003. The increase in absolute dollars was due primarily to the increase in sales volume. As a percentage of net sales, gross profit was 54% in fiscal 2004, as compared to 52% in fiscal 2003. As a percentage of net sales, the increase in gross profit was due primarily to a slightly higher sunglass product sales mix, higher average sales prices on our sunglass and goggle products, a positive effect of a weaker dollar, and a decrease in purchasing and quality control expenses. This offset the unfavorable impact on gross margins caused by product purchases made in Euro.

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

Liquidity and Capital Resources

Historically we have financed our operations primarily through sales of our common stock and borrowings under our credit facilities and from private lenders.

The following table sets forth, for the periods indicated, our net cash flows provided by (used in) operating, investing and financing activities, our period-end cash and cash equivalents and other operating measures (in thousands, except for days sales outstanding and inventory turnover):

	Years Ended December 31,
	2003	2004	2005
Cash flow (used in) from operating activities	$366	$(1,022)	$(1,762)
Cash flow (used in) from investing activities	(2,544)	(1,669)	(10,702)
Cash flow from financing activities	1,939	13,447	4,058
Cash, cash equivalents and short term investments at year end	581	11,477	8,146

Days sales outstanding	74	81	82
Inventory turnover	1.99	1.68	1.71

Our principal sources of liquidity are our cash and lines of credit. At both December 31, 2004 and 2005, we had unused lines of credit of $8 million. As further described below, in April 2006, we established a letter of credit on behalf of LEM in the amount of €3.0 million or approximately $3.8 million which will reduce the amount available under this facility.

Cash provided by or used in operating activities consists primarily of net income (loss) adjusted primarily for certain non-cash items including depreciation, amortization, deferred income taxes, provision for bad debts, stock compensation expense and the effect of changes in working capital and other activities. Cash used in operating activities in fiscal 2005 was $1.8 million and consisted of a net loss of $1.7 million, adjustments for non-cash items of approximately $2.0 million, and $2.0 million used by working capital and other activities.

Working capital and other activities consisted primarily of an increase in accounts receivables of $1.0 million due to the year over year sales increase, an increase in prepaid expenses and other assets of $301,000 due primarily to deposits made for point of purchase displays. This was offset by a decrease in inventories of 609,000 primarily due to sales and inventory reserves, a decrease in accounts payable and accrued liabilities of $684,000 due to payment terms with our primary supplier LEM, and a decrease in our income tax payable due to payments made and expected refunds of $624,000.

Cash used in operating activities in fiscal 2004 was $1.0 million and consisted of net income of $807,000, adjustments for non-cash items of approximately $2.4 million, and $4.2 million used by working capital and other activities. Working capital and other activities consisted primarily of an increase in accounts receivables of $1.9 million and an increase in inventory of $5.1 million due to the net sales increase for the period and purchases for our 2005 product lines, offset by the collection of a related party receivable of $845,000 as a result of the public offering, an increase in accounts payable and accrued liabilities of $1.3 million due to deferred vendor payments and improved vendor payment terms, and an increase in our income tax payable due to our taxable income related to our U.S. and foreign operations of $607,000.

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

Cash used in investing activities in fiscal 2005 was $10.7 million and was attributable primarily to net short-term investments made primarily from a portion of the net proceeds of our initial public offering of $5.5 million, capital expenditures of $3.4 million, deposits and capitalized acquisition costs made related to the LEM acquisition of $1.4 million, and purchases of intangibles of $409,000. Capital expenditures in fiscal 2005 were for the purchase of retail point-of-purchase displays, box vans, and other corporate assets. Purchases of intangibles were primarily for patent rights related to a technology developed by LEM, our primary manufacturer, and the purchase of the Spy mark in Japan. Cash used in investing activities in fiscal 2004 was $1.7 million and was attributable primarily to capital expenditures of $1.6 million. Capital expenditures in fiscal 2004 were primarily for the purchase of retail point-of-purchase displays. Cash used in investing activities in fiscal 2003 of $2.5 million was due primarily to capital expenditures of $2.7 million, offset by proceeds on the sale of a fixed asset of $135,000. Capital expenditures in fiscal 2003 were mainly for the purchase of retail point-of-purchase displays.

Cash provided by financing activities in fiscal 2005 was $4.1 million and was due primarily to the sale of common stock to cover over allotments as a result of our initial public offering of approximately $4.2 million and the exercise of stock options of $209,000, offset by payments on the bank term debt of $292,000. Cash provided by financing activities in fiscal 2004 of $13.4 million was due primarily to the sale of common stock and exercised stock options of $21 million, offset by net payments on bank lines of credit and private lender debt of $7.5 million. Cash provided by financing activities in fiscal 2003 of $1.9 million was primarily due to increases in usage of our bank lines of credit of $2.2 million and a net increase in private lender debt of $380,000, offset against net payments on term debt of $509,000.

On January 16, 2006, we completed the acquisition of LEM S.r.l. our primary manufacturer. The aggregate purchase price was 3.3 million Euro or approximately $3,960,000 in cash, plus a two year earn-out based on LEM’s future sales. At December 31, 2005, good faith deposits totaling 1 million Euro had been paid. The balance was paid from cash balances at December 31, 2005.

Contractual obligations and commitments

As of December 31, 2005, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K. The following summarizes our contractual obligations at December 31, 2005 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases (facilities)	$845	$456	$318	$71	—
Capital leases (equipment)	32	19	13	—	—
Other contractual commitments	1,255	644	611	—	—

Total	$2,132	$1,119	$942	$71	—

Our principal capital commitments consist of obligations under leases for our facilities, equipment and vehicles, and minimum payments related to long-term athlete contracts.

The contractual commitment amounts in the table above are associated with enforceable, legally binding agreements that specify all significant terms, including: fixed or minimum services; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The commitments represent primarily athlete endorsements and facility leases. Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. Obligations under contracts that we may terminate without a significant penalty are also not included in the table above.

Credit Facilities

Our line of credit with Comerica Bank allows for borrowings up to $8 million and matures in July 2006. At both December 31, 2004 and 2005, amounts outstanding under our line of credit were zero. On April 3, 2006, Comerica Bank issued a letter of credit on behalf of us and LEM S.r.l. to San Paolo IMI in the amount of €3.0 million. The letter of credit served to allow LEM to consolidate the debt outstanding of LEM with San Paolo IMI. The letter of credit reduces the amounts available to us under our line of credit by approximately $3.8 million.

We also had a term loan with Comerica which was paid in full in June 2005. At December 31, 2004 the loan amount outstanding was approximately $292,000.

We have a foreign exchange facility of $1.8 million with Comerica. This facility allows us to purchase up to $18.0 million in currency contracts used primarily to hedge our foreign currency exposure, primarily product purchases from our suppliers in Euro. This foreign exchange facility is due to mature in April 2006. As of December 31, 2005, our total outstanding currency contracts under this facility converted to U.S. dollars was $12.8 million. This represents approximately 10.5 million Euro foreign currency contracts at December 31, 2005.

All of our loan facilities and term loans with Comerica described above are secured by all of our assets, excluding our intellectual property. We also have agreed to the following material covenants:

•	we must maintain a ratio of current assets to current liabilities of at least 1.25 to 1;

•	we must maintain a ratio of total liabilities to tangible net worth of not more than 2 to 1;

•	we must maintain a ratio of total liabilities to tangible net worth of not more than 1.75 to 1 in order to avoid a borrowing base calculation;

•	we must maintain a ratio of quick assets to current liabilities of at least 0.50 to 1;

•	we must maintain a tangible net worth of not less than $34.4 million, to be increased on a quarterly basis by 50% of the aggregate net income of each fiscal quarter and 100% of capital infusions, including any subordinated debt;

•	we must maintain an annual minimum profit of $500,000 and cannot have more than two consecutive quarterly losses;

•	we must provide Comerica with periodic financial reports;

•	we must maintain minimum insurance coverage; and

•	we cannot pay dividends or make any other distributions or payments without Comerica’s prior written consent.

At December 31, 2004 we were in compliance with all covenants. At December 31, 2005, we were not in compliance with the minimum annual profit and tangible net worth requirements and obtained a waiver of these covenants from the bank.

In addition to loan facilities, we have historically relied upon loans from private lenders to fund our working capital needs. At December 31, 2005, there was no private lender debt outstanding.

We believe that our cash on hand and available loan facilities will be sufficient to enable us to meet our financing and operating requirements for at least the next 12 months. Changes in operating plans, lower than anticipated net sales, increased expenses or other events, including those described in Item 1A, “Risk Factors,” may cause us to seek additional debt or equity financing in the future. Our future capital requirements will depend on many factors, including our rate of net sales growth, the expansion of our sales and marketing activities and the continuing market acceptance of our product designs. Although currently we are not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution of our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing, other than our current loan facility, and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Deferred Taxes

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the deferred tax assets, net of the valuation allowance, will be realized. Accordingly, the Company has recorded no valuation allowance for its U.S. operations at December 31, 2004 and 2005. The Company has recorded a $378,000 and $632,000 valuation allowance for its wholly owned subsidiary, Spy Optic, S.r.l. at December 31, 2004 and 2005, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At December 31, 2005, we had no debt outstanding under our loan facilities with Comerica. We had unused lines of credit with Comerica of $8 million. The amounts outstanding under these loan facilities at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest rate would have a material effect on our results of operations or financial condition.

Foreign Currency Risk

In the normal course of business, we are exposed to foreign currency exchange rate risk that could impact our financial position and results of operations. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases, assets and liabilities denominated in currencies other than the U.S. dollar. Our risk management strategy with respect to this market risk includes the use of derivative financial instruments. We do not use derivative contracts for speculative purposes. Our risks, risk management strategy and a sensitivity analysis estimating the effects of changes in fair values for these exposures are outlined below.

We operate our business and derive a substantial portion of our net sales outside of the United States. In fiscal 2003, 2004 and 2005, we derived 24%, 26% and 24% of our net sales in the rest of the world. We also purchase a majority of our products in transactions denominated in Euros. As a result, we are exposed to movements in foreign currency exchange rates between the local currencies of the foreign markets in which we operate and the U.S. dollar. Our foreign currency exposure is generally related to Europe. A strengthening of the Euro relative to the U.S. dollar or to other currencies in which we receive revenues could impact negatively the demand for our products, could increase our manufacturing costs and could reduce our results of operations. In addition, we manufacture a substantial amount of our sunglass and goggle products in Italy. Because these purchases are paid in Euros, we face currency risk. A strengthening Euro could negatively affect the cost of our products and reduce our gross profit margins.

We use forward contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted purchase of products at prices denominated in Euros. We also use other derivatives not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” consisting of forward contracts to hedge foreign currency balance sheet exposures. We recognize the gains and losses on foreign currency forward contracts not designated as hedging instruments in the same period as the remeasurement losses and gains of the related foreign currency-denominated exposures.

As of December 31, 2005, we had purchased a total of 11.0 million Euro foreign currency contracts designated as cash flow hedges at an average Euro rate of 1.22 Euro to U.S. dollar and sold 1.5 million Euro foreign currency contracts at an average Euro rate of 1.18 not designated as hedging instruments. The exchange rate for the Euro to the U.S. dollar ranged from 1.16 to 1.37 in fiscal 2005 with an average of 1.25.

As part of our risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from a change in foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which we were exposed at December 31, 2005 through its derivative financial instruments.

The estimated one-day loss from our foreign currency derivative financial instruments, calculated using the sensitivity model described above, is $873,000 at December 31, 2005. We believe that such a hypothetical loss from derivatives would be offset by increases in the value of the underlying transactions being hedged.

The sensitivity analysis model is a risk analysis tool and does not purport to represent actual losses in earnings that we may incur, nor does it consider the potential effect of favorable changes in market rates. It also does not represent the maximum possible loss that may occur. Actual future gains and losses will differ from those estimated because of changes or differences in market rates, hedging instruments and hedge percentages, timing and other factors.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Payment, which replaces SFAS 123, Accounting for Stock-Based Compensation and supercedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We adopted SFAS 123(R) in the first quarter of 2006 using the modified prospective method. Under the modified prospective method, we will recognize compensation expense based on the requirements of SFAS 123(R) for all share-based compensation arrangements granted after the effective date and for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 to provide public companies additional guidance in apply the provisions of SFAS 123(R). Among other things, SAB 107 describes the staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS 123(R) with certain existing staff guidance. SAB 107 should be applied upon the adoption of SFAS 123(R).

The adoption of SFAS 123(R)’s fair value method will impact our results of operations, although it will have no material impact on our overall financial position. The adoption of SFAS 123(R) will increase our operating expenses. We anticipate the increase will be approximately $50,000, $25,000 and $15,000 for the years ended December 31, 2006, 2007 and 2008, respectively, for options that remain unvested as of December 31, 2005. The full impact of adoption of SFAS 123(R) cannot be reasonably estimated at this time because it will depend on levels and types of share-based compensation arrangements in the future, along with the valuation model used and related assumptions. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income (loss) per share, as discussed above.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in the periods after adoption. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options, and whether we have a sufficient Additional Paid-In-Capital windfall pool to cover potential expense.

In March 2005, the FASB issued Financial Interpretation Number (FIN) 47 to clarify the timing of the recording of certain asset retirement obligations required by SFAS 143. FIN 47 is effective December 31, 2005. The adoption of FIN 47 has not had a material impact on our consolidated results of operations or financial condition.

In May 2005, the FASB issued SFAS 154, which replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will apply SFAS 154 in future periods when it becomes applicable.

In December 2004, the FASB staff issued FASB Staff Position (FSP) SFAS No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, to provide guidance on the application of SFAS No. 109 to the provision within the American Jobs Creation Act of 2004 (the “Act”) that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturer’s deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. A special deduction is accounted for by recording the benefit of the deduction in the year in which it can be taken in our tax return, and not by adjusting deferred tax assets and liabilities in the period of the Act’s enactment (which would have been done if the deduction on qualified production activities were treated as a change in enacted tax rates). The FSP also reminds companies that the special deduction should be considered by an enterprise in (a) measuring deferred taxes when the enterprise is subject to graduated tax rates and (b) assessing whether a valuation allowance is necessary as required by SFAS No. 109. The FSP is effective upon issuance. In accordance with the FSP, we will record the benefit, if any, of the tax deduction in the year in which the deduction becomes available.

In December 2004, the FASB staff issued FSP FAS No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, to provide accounting and disclosure guidance for the repatriation provisions included in the Act. The Act introduced a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. As a result, an issue has arisen as to whether an enterprise should be allowed additional time beyond the financial reporting period in which the Act was enacted to evaluate the effects of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The FSP is effective upon issuance. The adoption of this FSP did not have a significant effect on our financial statements.

Item 8. Financial Statements and Supplementary Data

ORANGE 21 INC. AND SUBSIDIARIES

Report of Independent Registered Certified Public Accountants

To the Board of Directors and Stockholders of

Orange 21 Inc. and Subsidiaries

Carlsbad, California

We have audited the accompanying consolidated balance sheets of Orange 21 Inc. (a Delaware corporation) and its subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. We have also audited the financial statement schedule listed at Item 15(a). These consolidated financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orange 21 Inc. and its subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

April 7, 2006

Report of Independent Registered Certified Public Accountants

To the Board of Directors and Stockholders of

Orange 21 Inc. and Subsidiary

Carlsbad, California

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Orange 21 Inc. (a Delaware corporation) and its subsidiary for the year ended December 31, 2003. We have also audited the financial statement schedule listed at Item 15(a). These consolidated financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the Company’s operations and their cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ Nation Smith Hermes Diamond, APC

San Diego, California

September 13, 2004, except for the first paragraph of Note 1 for which the date is November 29, 2004

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2005
Assets
Current assets
Cash and cash equivalents	$11,476,828	$2,668,636
Short-term investments	—	5,477,728
Accounts receivable—net	8,244,910	9,142,264
Inventories	11,814,846	11,206,232
Prepaid expenses and other current assets	1,073,181	1,374,350
Income taxes receivable	—	239,046
Deferred income taxes	1,074,000	1,512,584

Total current assets	33,683,765	31,620,840
Property and equipment—net	3,687,907	4,636,305
Intangible assets, net of accumulated amortization of $318,332 and $395,760 at December 31, 2004 and 2005, respectively	152,543	483,854
Deferred income taxes	—	126,000
Other long-term assets	—	1,389,682

Total assets	$37,524,215	$38,256,681

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of notes payable	$125,000	$—
Current portion of capitalized leases	37,370	19,575
Accounts payable	2,243,955	1,643,427
Accrued expenses and other liabilities	2,433,371	2,349,946
Income taxes payable	443,619	—

Total current liabilities	5,283,315	4,012,948
Notes payable, less current portion	166,667	—
Capitalized leases, less current portion	31,369	12,588
Deferred income taxes	143,000	—

Total liabilities	5,624,351	4,025,536
Commitments and contingencies
Stockholders’ equity
Preferred stock; par value $0.0001; 5,000,000 authorized; none issued	—	—
Common stock; par value $0.0001; 100,000,000 shares authorized; 7,491,218 and 8,084,314 shares issued and outstanding at December 31, 2004 and 2005, respectively	747	806
Additional paid-in capital	31,655,426	36,099,820
Accumulated other comprehensive income	437,673	32,497
Accumulated deficit	(193,982)	(1,901,978)

Total stockholders’ equity	31,899,864	34,231,145

Total liabilities and stockholders’ equity	$37,524,215	$38,256,681

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2004	2005
Net sales	$27,404,069	$33,563,443	$38,568,382
Cost of sales	13,186,178	15,530,588	19,684,792

Gross profit	14,217,891	18,032,855	18,883,590
Operating expenses
Sales and marketing	8,074,512	10,391,611	12,859,130
General and administrative	3,775,454	4,563,612	6,273,157
Shipping and warehousing	771,394	990,398	1,445,286
Research and development	263,923	511,601	672,670

Total operating expenses	12,885,283	16,457,222	21,250,243

Income (loss) from operations	1,332,608	1,575,633	(2,366,653)
Other (expense) income
Interest (expense) income	(484,239)	(398,164)	311,945
Foreign currency transaction gain	289,965	528,243	118,453
Other income (expense)—net	50,763	35,162	(7,839)

Total other (expense) income	(143,511)	165,241	422,559

Income (loss) before income taxes	1,189,097	1,740,874	(1,944,094)
Income tax provision (benefit)	689,000	933,570	(236,098)

Net income (loss)	$500,097	$807,304	$(1,707,996)

Net income (loss) per common share
Basic	$0.11	$0.17	$(0.21)

Diluted	$0.11	$0.16	$(0.21)

Weighted average common shares outstanding
Basic	4,426,056	4,643,320	8,017,479

Diluted	4,617,609	4,973,252	8,017,479

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2002	4,422,979	$10,099,698	$81,021	$51,731	$(1,501,383)	$8,731,067
Issuance of common stock	4,688	22,500	—	—	—	22,500
Exercise of stock options	12,500	20,000	—	—	—	20,000
Repurchase of common stock	(6,100)	(24,400)	—	—	—	(24,400)
Compensation relating to issuance of stock options	—	—	11,332	—	—	11,332
Comprehensive income:
Foreign currency translation adjustment	—	—	—	246,369	—	246,369
Net income	—	—	—	—	500,097	500,097

Comprehensive income	—	—	—	246,369	500,097	746,466

Balance at December 31, 2003	4,434,067	10,117,798	92,353	298,100	(1,001,286)	9,506,965
Issuance of common stock	358,438	1,705,500	—	—	—	1,705,500
Issuance of common stock upon initial public offering, net of offering costs	2,480,000	248	18,913,550	—	—	18,913,798
Exercise of stock options	184,375	360,000	—	—	—	360,000
Conversion of notes payable to common stock	34,374	165,000	—	—	—	165,000
Compensation relating to issuance of options	—	—	203,192	—	—	203,192
Tax benefit related to exercise of stock options	—	—	98,532	—	—	98,532
Exchange of shares of common stock upon incorporation in Delaware	(36)	(12,347,799)	12,347,799	—	—	—
Comprehensive income:
Foreign currency translation adjustment	—	—	—	139,573	—	139,573
Net income	—	—	—	—	807,304	807,304

Comprehensive income	—	—	—	139,573	807,304	946,877

Balance at December 31, 2004	7,491,218	747	31,655,426	437,673	(193,982)	31,899,864
Issuance of common stock	520,000	52	4,176,979	—	—	4,177,031
Exercise of stock options	73,096	7	208,902	—	—	208,909
Tax benefit related to exercise of stock options	—	—	58,513	—	—	58,513
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	204,348	—	204,348
Unrealized loss on available for sale securities	—	—	—	(1,681)	—	(1,681)
Unrealized loss on foreign currency cash flow hedges	—	—	—	(287,668)	—	(287,668)
Unrealized loss on foreign currency exposure of net investment in foreign operations	—	—	—	(320,175)	—	(320,175)
Net loss				—	(1,707,996)	(1,707,996)

Comprehensive loss	—	—	—	(405,176)	(1,707,996)	(2,113,172)

Balance at December 31, 2005	8,084,314	$806	$36,099,820	$32,497	$(1,901,978)	$34,231,145

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2004	2005
Cash flows from operating activities
Net income (loss)	$500,097	$807,304	$(1,707,996)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,531,145	1,921,233	2,264,904
Deferred income taxes	372,000	(53,000)	(707,584)
Provision for bad debts	349,112	300,470	137,442
Stock-based compensation	11,332	203,192	—
Loss on sale of fixed assets	5,320	404	—
Impairment of property and equipment	—	—	286,692
Change in operating assets and liabilities:
Accounts receivable	(2,496,420)	(1,910,103)	(1,034,796)
Inventories	(75,182)	(5,145,539)	608,614
Prepaid expenses and other current assets	78,654	126,319	(301,169)
Due from related party	(524,195)	845,057	—
Other assets	96,445	—	—
Accounts payable	395,481	211,997	(600,528)
Accrued expenses and other liabilities	547,888	1,063,551	(83,425)
Income tax payable/receivable	(425,790)	607,176	(624,152)

Net cash provided by (used in) operating activities	365,887	(1,021,939)	(1,761,998)

Cash flows from investing activities
Purchases of fixed assets	(1,789,228)	(692,853)	(1,740,473)
Purchases of fixed assets from related parties	(861,000)	(952,093)	(1,682,091)
Purchases of short-term investments	—	—	(15,368,530)
Proceeds from maturities of short-term investments	—	—	9,888,000
Loans to related parties	—	(467,500)	—
Proceeds from repayment of loans to related parties	—	467,500	—
Proceeds from sale of fixed assets	135,000	15,000	—
Deposit on business acquisition	—	—	(1,389,682)
Purchases of intangibles	(29,072)	(39,027)	(408,740)

Net cash used in investing activities	(2,544,300)	(1,668,973)	(10,701,516)

Cash flows from financing activities
Line of credit borrowings	2,190,000	5,650,868	—
Line of credit repayments	—	(12,725,868)	—
Principal payments on notes payable	(1,033,928)	(114,583)	(291,667)
Proceeds from issuance of notes payable	525,000	—	—
Proceeds from issuance of notes payable to stockholders	380,000	—	—
Principal payments on notes payable to stockholders	—	(280,000)	—
Principal payments on capital leases	(139,851)	(62,753)	(36,576)
Repurchase of common stock	(24,400)	—	—
Proceeds from sale of common stock	22,500	20,619,296	4,177,031
Proceeds from exercise of stock options	20,000	360,000	208,909

Net cash provided by financing activities	1,939,321	13,446,960	4,057,697

Effect of exchange rate changes on cash and cash equivalents	246,369	139,573	(402,375)

Net increase (decrease) in cash and cash equivalents	7,277	10,895,621	(8,808,192)
Cash and cash equivalents at beginning of year	573,930	581,207	11,476,828

Cash and cash equivalents at end of year	$581,207	$11,476,828	$2,668,636

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$542,090	$448,126	$17,712
Income taxes	$114,790	$321,303	$920,000

The accompanying notes are an integral part of these consolidated financial statements.

Non-cash Investing and Financing Activities:

The Company acquired approximately $81,000, $32,000 and $0 of fixed assets under capital lease agreements during 2003, 2004 and 2005, respectively.

The Company converted $165,000 of notes payable into common stock during 2004.

The Company had a non-cash income tax benefit in the amount of approximately $99,000 and $59,000 during 2004 and 2005, respectively, related to the exercise of stock options.

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies

Description of Business

Orange 21 Inc. (the “Company”) was originally formed as a California corporation in 1992. On November 29, 2004, upon reincorporation in the State of Delaware, the Company changed its name from Spy Optic, Inc. to Orange 21 Inc. and the Board of Directors of the Company approved a 16 to 1 reverse stock split and authorized 5,000,000 shares of preferred stock. All financial data and share data in these consolidated financial statements give retroactive effect to this split. The financial and share data do not include the effect of an aggregate of 36 shares purchased in connection with the reverse stock split in lieu of issuing fractional shares to stockholders. The Company is a designer, manufacturer, and distributor of high quality and high performance products for the action sports and lifestyle markets. The Company’s current product offerings include sunglasses, snow and motocross goggles, and branded apparel and accessories. Spy Optic, S.r.l., a wholly owned subsidiary, was incorporated in Italy in July 2001. Spy Optic, S.r.l. manages the distribution, sales, customer service and administration for the Company’s business outside of North America. Spy Optic, Inc., a California corporation, was formed on December 20, 2004 as a wholly owned subsidiary.

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

Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s investments, which generally have maturities between three and twelve months at time of acquisition, are considered short-term and classified as available for sale. Cash, cash equivalents and short-term investments consist primarily of corporate obligations such as commercial paper and corporate bonds, but may also include government agency notes, certificates of deposit, bank time deposits and institutional money market funds.

The following table summarizes short-term investments by security type at December 31, 2005. No amounts were invested at December 31, 2004:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$4,500,000	$—	$—	$4,500,000
Certificates of deposit	480,000	—	2,457	477,543
State and municipal securities	500,530	—	345	500,185

	$5,480,530	$—	$2,802	$5,477,728

The following table summarizes the contractual maturities of the Company’s short-term investments:

	Fiscal Year
	2004	2005
Less than one year	$—	$977,728
Due in one to five years	—	—
Due after five years	—	4,500,000

	$—	$5,477,728

Auction rate securities, for which the interest rate resets approximately every 7 to 28 days, have been allocated within the contractual maturities table based upon the set maturity date of the security. In fiscal 2005, the Company did not record any realized gains or losses on its short-term investments.

As of the end of fiscal 2005, the Company had no investments that have been in a continuous unrealized loss position for a period of 12 months.

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

Intangible Assets

The Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. Intangible assets consist of trademarks and patents that are being amortized on a straight-line basis over eight years. Amortization expense was approximately $49,000, $54,000 and $78,000 for the years ended December 31, 2003, 2004 and 2005, respectively. Amortization expense related to intangible assets at December 31, 2005 in each of the next five years and beyond is expected to be incurred as follows:

2006	$74,000
2007	68,000
2008	64,000
2009	63,000
2010	61,000
Thereafter	153,854

$483,854

At December 31, 2003, 2004 and 2005, no impairment of the intangible assets had occurred and the amortization periods remain appropriate.

Revenue Recognition

Revenue is recognized when title passes to the buyer, generally upon shipment of products to the Company’s customers. The Company provides an allowance for estimated returns based on management’s estimates and experience. Provisions for returns and other adjustments are provided for in the same period in which the related sales are recorded.

Advertising

The Company expenses advertising costs as incurred. Total advertising expense was approximately $343,000, $432,000 and $502,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

Financial Instruments

The Company’s financial instruments consist primarily of cash, short-term investments, accounts receivable, accounts payable, and notes payable. These financial instruments are stated at their respective carrying values, which approximate their fair values.

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

Beginning in April 2005, a majority of the Company’s derivatives were designated and qualified as cash flow hedges. The Company uses forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in its forecasted purchase of products at prices denominated in currencies other than the U.S. dollar. For derivative instruments that are designated and qualify as cash flow hedges, the Company records the effective portion of the gain or loss on the derivative in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. The Company reports the effective portion of cash flow hedges in the same financial statement line as the changes in the value of the hedged item. As of December 31, 2005, the notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges were approximately $10,999,000. For the twelve months ended December 31, 2005, a net loss of $288,000 related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive loss of which $202,000 was expected to be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions. Existing cash flow hedges hedge transactions expected to occur over the next two years.

Net realized gains (losses) on cash flow hedges included in OCI are as follows:

	Year Ended December 31,
	2004	2005
Change in net unrealized losses	$—	$(360,000)
Net unrealized losses reclassified into earnings	—	72,000

Accumulated Other Comprehensive Income	$—	$(288,000)

In 2004 and 2005, the Company did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings in the Foreign currency transaction gain. The Company measures effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. Foreign currency transaction gain included $102,000 of expense related to the spot-forward differential excluded from the test of hedge effectiveness.

Other derivatives not designated as hedging instruments under SFAS No. 133 consist primarily of forward contracts the Company uses to hedge foreign currency balance sheet exposures. For derivative instruments not designated as hedging instruments under SFAS No. 133, the Company recognizes changes in fair value in earnings in the period of change. The Company recognizes the gains or losses on foreign currency forward contracts used to hedge balance sheet exposures in the foreign currency transaction gain.

As of December 31, 2004 and 2005, the notional amounts of the Company’s foreign exchange contracts not designated as hedging instruments were $4,119,000 and $1,775,000 respectively.

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

Changes in product warranty accrual for the years ended December 31, 2003, 2004 and 2005 were as follows:

	Warranty Accrual Balance at January 1	Warranty Expenditures	Provision for Estimated Warranty Cost	Warranty Accrual Balance at December 31
2003	$4,000	$(56,000)	$56,000	$4,000
2004	4,000	(59,000)	59,000	4,000
2005	4,000	(254,000)	266,000	16,000

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	Year Ended December 31,
	2003	2004	2005
Numerator:
Net income (loss)	$500,097	$807,304	$(1,707,996)

Denominator:
Weighted-average shares outstanding for basic earnings per share	4,426,056	4,643,320	8,017,479
Effect of dilutive securities:
Employee stock options	191,553	329,932	—

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	4,617,609	4,973,252	8,017,479

The following potentially dilutive instruments were not included in the diluted per share calculation year ended December 31, 2003, 2004 and 2005, respectively as their effect was antidilutive:

	Year Ended December 31,
	2003	2004	2005
Stock options	—	—	1,020,624
Warrants	—	147,000	147,000

Total	—	147,000	1,167,624

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

SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and disclosure,” require the Company to provide pro forma information regarding net income as if compensation cost for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. SFAS No. 148 also provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to account for stock based compensation under APB No. 25. For stock options granted to employees, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates ranging from 3.0% to 4.9%, volatility ranging from 0% to 65% for all periods, dividend yield of 0%, and an expected life of 5 years.

If compensation cost for the Company’s stock options had been determined based on their fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net income (loss) would have been adjusted to the pro forma amounts indicated below:

	Years Ended December 31,
	2003	2004	2005
Net income (loss), as reported	$500,097	$807,304	$(1,707,996)
Add: Stock based compensation expense, as reported	11,332	203,192	—
Deduct: Total stock based compensation expense determined under fair value based methods for all awards	(23,732)	(2,302,893)	(734,788)

Pro forma net income (loss)	$487,697	$(1,292,397)	$(2,442,784)

Basic net income (loss) per share:
As reported	$0.11	$0.17	$(0.21)
Pro forma	$0.11	$(0.28)	$(0.30)
Diluted net income (loss) per share:
As reported	$0.11	$0.16	$(0.21)
Pro forma	$0.11	$(0.28)	$(0.30)

The Company applies SFAS No. 123 in valuing options granted to consultants and estimates the fair value of such options using the Black-Scholes option-pricing model. The fair value is recorded as consulting expense as services are provided. Options granted to consultants for which vesting is contingent based on future performance are measured at their then current fair value at each period end, until vested. The Company used the following weighted average assumptions for consultant options vesting during 2004: risk free interest rates ranging from 3.0% to 4.9%, volatility ranging from 0% to 50%, and expected lives ranging from one to five years. No options were granted to consultants during 2003 or 2005.

Licenses and Royalties

The Company has one license and several royalty agreements with third parties. The license agreement is for the use of the trademark “Spy” for use in Japan and payments are based on a percentage of net sales. In May 2005, the Company acquired this trademark. Royalty agreements represent agreements that the Company has with several athletes to use them in endorsing or advertising several of its products.

Comprehensive Income

Comprehensive income represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive income.

The components of accumulated other comprehensive income, net of tax, are as follows:

	December 31, 2004	December 31, 2005
Unrealized loss on cash flow hedges, net of tax	$—	$(287,668)
Unrealized loss on available-for-sale investments, net of tax	—	(1,681)
Equity adjustment from foreign currency translation	437,673	642,021
Unrealized loss on foreign currency exposure of net investment in foreign operations	—	(320,175)

Comprehensive income	$437,673	$32,497

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Under SFAS No. 144, the Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may differ. If the sum of the undiscounted cash flows is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company’s assessment of recoverability. Numerous factors, including changes in the Company’s business, industry segment or the global economy could significantly impact management’s decision to retain, dispose of or idle certain of its long-lived assets. No impairments were recorded for the years ended December 31, 2003 and 2004. For the year ended December 31, 2005, the Company recorded an impairment charge of approximately $287,000. See Note 4, Property and Equipment, for information regarding asset impairment charges recognized by the Company.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123(R), Share-Based Payment, which replaces SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issues to Employees. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We will adopt SFAS 123(R) in the first quarter of 2006 using the modified prospective method. Under the modified prospective method, we will recognize compensation expense based on the requirements of SFAS 123(R) for all share-based compensation arrangements granted after the effective date and for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 to provide public companies additional guidance in apply the provisions of SFAS 123(R). Among other things, SAB 107 describes the staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS 123(R) with certain existing staff guidance. SAB 107 should be applied upon the adoption of SFAS 123(R).

The adoption of SFAS 123(R)’s fair value method will impact our results of operations, although it will have no material impact on our overall financial position. The adoption of SFAS 123(R) will increase our operating expenses. We anticipate the increase will be approximately $50,000, $25,000 and $15,000 for the years ended December 31, 2006, 2007 and 2008, respectively, for options that remain unvested as of December 31, 2005. The full impact of adoption of SFAS 123(R) cannot be reasonably estimated at this time because it will depend on levels and types of share-based compensation arrangements in the future, along with the valuation model used and related assumptions. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income (loss) per share, as discussed above.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in the periods after adoption. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options, and whether the Company has a sufficient Additional Paid-In-Capital windfall pool to cover potential expense.

In March 2005, the FASB issued Financial Interpretation Number (FIN) 47 to clarify the timing of the recording of certain asset retirement obligations required by SFAS 143. FIN 47 is effective December 31, 2005. The adoption of FIN 47 has not had a material impact on our consolidated results of operations or financial condition.

In May 2005, the FASB issued SFAS 154, which replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will apply SFAS 154 in future periods when it becomes applicable.

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

Reclassifications

Certain amounts in the fiscal 2003 and 2004 financial statements have been reclassified to conform with the fiscal 2005 classifications. These reclassifications have no effect on reported net income (loss).

2.	Accounts Receivable

Accounts receivable consisted of the following:

	December 31,
	2004	2005
Trade receivables	$10,002,777	$11,633,107
Less allowance for doubtful accounts	(567,541)	(505,235)
Less allowance for returns	(1,190,326)	(1,985,608)

	$8,244,910	$9,142,264

3.	Inventories

Inventories consisted of the following:

	December 31,
	2004	2005
Raw materials	$455,029	$95,110
Finished goods	11,359,817	11,111,122

	$11,814,846	$11,206,232

The Company’s inventory balances are net of an allowance for obsolescence of approximately $1,109,000 and $2,182,000 at December 31, 2004 and 2005, respectively.

4.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2004	2005
Displays	$4,348,440	$6,740,363
Molds and tooling	1,317,409	1,934,394
Computer equipment	719,379	648,334
Vehicles	645,387	600,699
Furniture and fixtures	344,182	422,635
Leasehold improvements	283,019	277,200

	7,657,816	10,623,625
Less accumulated depreciation and amortization	(3,969,909)	(5,987,320)

	$3,687,907	$4,636,305

Impairment charges of $287,000 were recorded during the fourth quarter of 2005 related to the evaluation of currently capitalized internal use software projects for future benefit and for fixed assets no longer in service. No impairment charges were recognized in the years ended December 31, 2003 and 2004. Impairment charges related to capitalized software of approximately $188,000 are recorded under the caption “General and administrative” and charges related to fixed assets no longer in service of approximately $99,000 are recorded under the caption “Sales and marketing” in the accompanying Consolidated Statements of Operations.

Depreciation and amortization expense was approximately $1,482,000, $1,868,000, and $2,187,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

5.	Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2004	2005
Professional fees	$398,134	$730,314
Compensation and benefits	381,674	646,758
Production and warehouse	723,113	289,306
Commissions	361,735	242,504
Other	233,405	335,501
Sales and marketing	185,467	105,563
Unrealized foreign currency adjustments	149,843	—

	$2,433,371	$2,349,946

6.	Lines of Credit

At both December 31, 2004 and 2005, the Company had unused lines of credit of $8 million, respectively, the availability of which may be reduced by outstanding letters of credit.

The financial agreements contain certain financial and non-financial covenants. At December 31, 2004, the Company was not in violation of any financial covenants. At December 31, 2005, the Company was not in compliance with two financial covenants related to maintaining a minimum annual profitability level and tangible net worth requirement. The Company has obtained a waiver of these conditions as of December 31, 2005.

The Company also has available letter of credit accommodations, with any payments made by the financial institution to any issuer thereof and/or related parties in connection with the letter of credit accommodations to constitute additional revolving loans to the Company and the amount of all outstanding letter of credit accommodations not to exceed approximately $3.8 million. There were no outstanding letters of credit at December 31, 2004 and 2005, respectively. See Note 17 for a description of the €3.0 million letter of credit issued in April 2006.

7.	Notes Payable

Notes payable consisted of the following:

	December 31,
	2004	2005
Note payable to bank; interest at prime plus 1% (6.25% at December 31, 2004); secured by all of the assets of the Company excluding intellectual property rights; principal of approximately $10,000 plus interest is due monthly over a four-year period through March 21, 2007. Repaid in June 2005	$291,667	$—

	291,667	—
Less current portion	(125,000)	—

Long-term portion	$166,667	$—

8.	Common Stock

During 2005, options with respect to 73,096 shares of commons stock, held by 5 individuals, were exercised at prices between $1.60 and $3.20 per share, resulting in the issuance of 73,096 shares of common stock for aggregate proceeds of approximately $209,000.

In January 2005, the Company sold 520,000 shares of common stock to underwriters to cover their over-allotments as a result of the Company’s initial public offering. The total net proceeds after offering costs of $353,000 and expenses of $20,000 amounted to approximately $4.2 million.

In December 2004, the Company sold 2,480,000 shares of common stock in an initial public offering. The net offering proceeds after deducting expenses and costs of the offering were approximately $18.9 million.

As part of the offering, the Company’s underwriters received 147,000 warrants for common stock at an exercise price of $10.50. The warrants vest in December 2005 and expire in December 2009.

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

During 2004, the Company incurred compensation expense related to certain stock options issued to a non-employee as a result of the Company’s initial public offering and due to a change in certain options issued to an employee that had separated from the Company. The total compensation expense that was recorded for the year ended December 31, 2004 related to these stock options was approximately $45,000. There was no compensation expense for the year ended December 31, 2005.

During 2005, stock options exercisable for 73,096 shares of common stock were exercised for total proceeds of $209,000.

A summary of stock option activity is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at December 31, 2002	427,784	$2.40
Granted (weighted-average fair value of $1.60)	159,375	$3.68
Exercised	(12,500)	$1.60
Forfeited	(68,750)	$2.40

Options outstanding at December 31, 2003	505,909	$3.04
Granted (weighted-average fair value of $3.40)	568,437	$8.27
Exercised	(184,375)	$1.95

Options outstanding at December 31, 2004	889,971	$6.58
Granted (weighted-average fair value of $3.22)	270,000	$6.10
Exercised	(73,096)	$2.86
Forfeited	(66,251)	$7.02

Options outstanding at December 31, 2005	1,020,624	$6.69

The following table summarizes information about stock options outstanding:

As of December 31, 2005:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Options Exercisable
				Number Outstanding	Weighted Average Exercise Price
$ 1.60	31,250	6.00	$1.60	31,250	$1.60
$ 3.20	95,312	3.55	$3.20	95,312	$3.20
$ 4.80	179,062	2.99	$4.80	119,218	$4.80
$ 4.99	10,000	9.75	$4.99	—	$4.99
$ 5.95	20,000	9.42	$5.95	—	$5.95
$ 6.12	210,000	9.67	$6.12	210,000	$6.12
$ 8.75	475,000	9.00	$8.75	475,000	$8.75

	1,020,624	7.50	$6.69	930,780	$6.84

10.	Income Taxes

Income tax expense (benefit) attributed to income from operations consists of:

	Year Ended December 31,
	2003	2004	2005
Current
Federal	$19,000	$628,570	$171,902
State	149,000	193,000	16,000
Foreign	149,000	165,000	92,000

Total	317,000	986,570	279,902

Deferred
Federal	414,000	9,000	(432,000)
State	(42,000)	(62,000)	(84,000)
Foreign	—	—	—

Total	372,000	(53,000)	(516,000)

Income tax provision	$689,000	$933,570	$(236,098)

The components that comprise deferred tax assets and liabilities at December 31, 2004 and 2005 are as follows:

	2004	2005
Deferred tax assets:
Allowance for doubtful accounts	$155,000	$137,000
Compensation and vacation accrual	73,000	143,000
Accrued litigation expense	—	55,000
Unearned advertising revenue	1,000	—
Reserve for returns and allowances	382,000	469,000
Unrealized foreign currency loss	158,000	171,584
Inventory reserve	237,000	522,000
Net foreign deferred tax asset	378,000	632,000
Non-cash compensation	85,000	85,000
Depreciation and amortization	—	37,000
Benefit of state tax items	69,000	15,000
Tax credits	4,000	4,000

Gross deferred tax assets	1,542,000	2,270,584
Deferred tax liabilities:
Depreciation and amortization	(233,000)	—

Net deferred tax asset before valuation allowance	1,309,000	2,270,584
Valuation allowance	(378,000)	(632,000)

Net deferred tax asset	$931,000	$1,638,584

The reconciliation of computed “expected” income taxes to effective income tax expense by applying the federal statutory rate of 34% is as follows:

	2003	2004	2005
Computed “expected” tax expense	$404,000	$592,000	$(682,000)
State taxes, net of federal benefit	69,000	102,000	(117,000)
Foreign tax expense	149,000	164,000	92,000
Foreign subsidiary (income) loss	4,000	106,000	423,000
Foreign permanent differences	33,000	—	—
Meals and entertainment	8,000	16,000	29,000
Other, net	22,000	(46,430)	18,902

	$689,000	$933,570	$(236,098)

The change in the valuation allowance for the years ended December 31, 2003, 2004 and 2005 was a decrease of $180,000, an increase of $283,000 and an increase of $254,000, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the deferred tax assets, net of the valuation allowance, will be realized. Accordingly, the Company has recorded no valuation allowance for its U.S. operations at December 31, 2004 and 2005. The Company has recorded a $378,000 and $632,000 valuation allowance for its wholly owned subsidiary, Spy Optic, S.r.l. at December 31, 2004 and 2005, respectively. At December 31, 2005, the Company had no remaining net operating loss carryforwards for federal or state income tax purposes.

11.	Employee Benefit Plans

In 1998, the Company adopted the Spy Optic 401(k) Plan, or the “Plan.” The Plan covers all employees who meet the eligibility requirements of a minimum of 270 hours of service and 18 years of age. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under the provisions of the Plan, eligible participants may contribute up to 15% of their annual compensation, not to exceed the maximum legal deferral. The Company is not required to contribute to the Plan and made no contributions to the Plan during the years ended December 31, 2003, 2004 and 2005.

12.	Related Party Transactions

Vendor Purchases

The Company purchases point-of-purchase displays and other materials from a business controlled or owned by a stockholder. The total amounts purchased in 2003, 2004 and 2005 were approximately $861,000, $952,000 and $1,743,000, respectively. For the years ended December 31, 2003, 2004 and 2005, the Company capitalized approximately $861,000, $952,000 and $1,682,000, respectively, of these purchases.

Customer Sales

No Fear, Inc., a stockholder, owns retail stores that purchase products from the Company. Aggregated sales to these stores during 2003, 2004, and 2005 were approximately $660,000, $927,000, and $1,025,000, respectively. Accounts receivable due from these stores amounted to $243,000 and $502,000 at December 31, 2004 and 2005, respectively. In July 2004, the Company converted the entire balance of amounts due from No Fear, Inc. along with a $400,000 loan into an interest bearing note receivable of approximately $1,605,000. The note had a maturity date of December 31, 2005, and was personally guaranteed by three of the Company’s stockholders, one of which is one of the Company’s directors. As part of the Company’s initial public offering, No Fear sold shares in the Company and used the proceeds to repay the note plus accrued interest.

Stockholders of the Company, other than No Fear, own retail stores and distribution companies that purchase products from the Company. Aggregated sales to these stores during the year ended December 31, 2003, 2004 and 2005 were approximately $487,000, $910,000, and $1,126,000, respectively. Accounts receivable due from these entities amounted to approximately $423,000 and $522,000 at December 31, 2004 and 2005, respectively.

Royalty Agreement

The Company has a royalty agreement with an athlete who is also a stockholder. The total royalty expense for this athlete amounted to $161,000, $159,000 and $85,000 in the years ended December 31, 2003, 2004 and 2005, respectively.

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

Contract Services

In August 2004, the Company began operating No Fear’s web site on its behalf. In December 2004, the Company signed an agreement with No Fear to develop and maintain their web site. In May 2005, the Company and No Fear mutually agreed to terminate this agreement effective June 30, 2005. Products sold on the site include No Fear and Spy Optic branded products. Under the agreement, the Company was responsible for products purchased from No Fear to fulfill orders including shipping and insurance costs, and all web site development, hosting, and maintenance costs. The Company also paid No Fear a royalty of 5% on net sales. For the year ended December 31, 2004 and 2005, the Company purchased approximately $28,000 and $31,000, respectively, of products from No Fear to fulfill web site orders. For the year ended December 31, 2004 and 2005 the operating loss on this agreement was approximately $32,000 and $41,000, respectively, excluding other accounting and administrative costs incurred by the Company in managing the website.

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

Operating Leases

The Company leases its principal administrative and distribution facilities under an operating lease that expires in March 2007. The lease provides for periodic rent adjustments. The Company also leases an administrative and distribution facility in Italy under an agreement that expires in September 2009, but may be terminated by the Company prior to such time with six-months notice. Rent expense was approximately $239,000, $267,000 and $375,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Year Ending December 31,
2006	$455,946
2007	214,809
2008	103,296
2009	71,014

Total	$845,065

Capital Leases

Future minimum lease payments under capital leases are as follows:

Year Ending December 31,
2006	$23,969
2007	13,801
2008	2,032

Total minimum lease payments	39,802
Amount representing interest	(7,639)

Present value of minimum lease payments	32,163
Less current portion	(19,575)

Long-term portion	$12,588

The cost of equipment under capital lease obligations totaled approximately $142,000 at both December 31, 2004 and 2005, respectively. Amortization of assets held under capital leases is included in depreciation expense.

The Company has entered into endorsement contracts with athletes to actively wear and endorse the Company’s products. These contracts are based on minimum annual payments and may include additional performance-based incentives and/or product-specific sales incentives.

The minimum annual contracted payments are as follows:

Year Ending December 31,
2006	$644,429
2007	483,999
2008	127,000

$1,255,428

Litigation

From time to time, the Company may be party to lawsuits in the ordinary course of business. Some of these claims may lead to litigation.

On March 7, 2005, Oakley, Inc., a major competitor of the Company, filed a lawsuit alleging patent, trade dress and trademark infringement, unfair competition, and false designation of origin. The lawsuit specifically identifies three of the Company’s product styles which accounted for approximately 4% and 5% of the Company’s total sales for fiscal years 2004 and 2005, respectively. While management believes that the lawsuit is without merit, litigation is subject to inherent uncertainties. The Company has sought coverage under its insurance policies with respect to these claims, but it appears coverage may be unavailable. The Company presently has no estimate of any potential loss or range of loss with respect to the lawsuit or any estimate as to the potential costs of defending the lawsuit.

The Company, its directors and certain of its officers have been named as defendants in two stockholder class action lawsuits filed in the United States District Court for the Southern District of California. A consolidated complaint, filed October 11, 2005, purported to seek unspecified damages on behalf of an alleged class of persons who purchased the Company’s common stock pursuant to the registration statement filed in connection with the Company’s public offering of stock on December 14, 2004. The complaint alleged that the Company and its officers and directors violated federal securities laws by failing to disclose in the registration statement material information about plans to make a distribution change in its European operations, the Company’s dealings with one of its customers and whether certain of the Company’s products infringe on the intellectual property rights of Oakley, Inc. The Company filed a motion to dismiss the complaint which the court granted on March 29, 2006. The court allowed plaintiffs to file an amended complaint only with respect to their claim about a European distribution change. Plaintiffs filed an amended complaint on April 7, 2006. No discovery has been conducted. However, based on the facts presently known, management believes it has meritorious defenses to this action and intends to vigorously defend the action.

In December 2005, two stockholders filed derivative lawsuits in state court in San Diego, purportedly on the Company’s behalf, against eight of the Company’s current or former directors and officers and against one of the Company’s stockholders, No Fear. A consolidated amended complaint was filed in March 2006 alleging that the defendants breached their fiduciary duties and injured Orange 21 by allowing the Company to issue a misleading registration statement and prospectus in connection with the Company’s December 2004 public offering and alleging that No Fear sold Orange 21 stock while having knowledge of material, non-public information. The derivative plaintiffs seek compensatory damages, disgorgement of profits, treble damages and other relief. The case is still in the pretrial stage.

For the stockholder lawsuits, the Company has accrued an amount up to the maximum to be paid of $250,000 on its insurance deductible under its director and officer coverage.

14.	Concentrations

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company grants unsecured credit to substantially all of its customers. Management does not believe that it is exposed to any extraordinary credit risk as a result of this policy.

The Company maintains cash balances at various financial institutions primarily located in San Diego and in Italy. Accounts at the U.S. institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. At times, balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents.

Customer

For the years ended December 31, 2003, 2004, and 2005, the Company had no customers that comprised 7% or more of total net sales.

Supplier

The Company relies primarily on LEM S.r.l. for the supply of its eyewear products. Total purchases from this supplier amounted to approximately $6,892,000, $8,276,000 and $9,669,000 for the years ended December 31, 2003, 2004 and 2005, respectively, and represented approximately 73%, 58% and 58%, respectively, of the total eyewear related purchases. At December 31, 2004, there was an amount due to this vendor of approximately $289,000. At December 31, 2005, there was an amount due from this vendor of approximately $184,000. To mitigate the impact of a potential loss of this source of supply, the Company completed its acquisition of LEM S.r.l. in January 2006. (see Note 17)

15.	Geographic Information

The Company operated principally in two geographic areas, the United States and Italy, during the years ended December 31, 2003, 2004 and 2005. Net sales are attributed to countries based on shipping point, and therefore the U.S. column includes U.S. sales to foreign customers including those in Canada. There were no significant transfers between geographic areas during the period.

	2003
	U.S. (includes U.S. and Canada)	Foreign	Consolidated
	(in thousands)
Net sales	$22,904	$4,500	$27,404
Operating income	1,274	59	1,333
Net income (loss)	662	(162)	500
Identifiable assets	17,404	3,637	21,041

	2004
	U.S. (includes U.S. and Canada)	Foreign	Consolidated
	(in thousands)
Net sales	$28,262	$5,301	$33,563
Operating income (loss)	2,354	(778)	1,576
Net income (loss)	1,238	(431)	807
Identifiable assets	32,650	4,874	37,524

	2005
	U.S. (includes U.S. and Canada)	Foreign	Consolidated
	(in thousands)
Net sales	$33,405	$5,163	$38,568
Operating (loss) income	(1,197)	(1,170)	(2,367)
Net (loss) income	(175)	(1,533)	(1,708)
Identifiable assets	32,412	5,845	38,257

16.	Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year ended December 31, 2004:
Net sales	$6,403	$7,648	$9,977	$9,535
Gross profit	3,239	4,501	5,358	4,935
Income (loss) before provision for income taxes	(315)	133	1,029	894
Net income (loss)	(194)	(238)	517	722
Basic net income (loss) per share	$(0.04)	$(0.05)	$0.11	$0.13
Diluted net income (loss) per share	$(0.04)	$(0.05)	$0.10	$0.13

Year ended December 31, 2005:
Net sales	$8,472	$10,416	$10,820	$8,860
Gross profit	4,075	5,629	5,509	3,670
Income (loss) before provision for income taxes	(594)	659	439	(2,448)
Net income (loss)	(495)	362	192	(1,767)
Basic net income (loss) per share	$(0.06)	$0.05	$0.02	$(0.22)
Diluted net income (loss) per share	$(0.06)	$0.04	$0.02	$(0.22)

17.	Subsequent Events

In January 2006, the Company completed the acquisition of its primary manufacturer LEM S.r.l. The total purchase price for 100% of the capital stock of LEM was 3.3 million Euro or approximately $3,960,000 in cash, plus a two year earn-out based on LEM’s future sales. Under the terms of the earn-out, the Company is obligated to make quarterly payments based on unit sales, up to a maximum of €1,400,000, through December 31, 2007. It is considered probable that the maximum amount of additional consideration will be earned. Accordingly, the entire amount has been included in the preliminary purchase price allocation below. The acquisition of LEM is expected to allow the Company to control its primary manufacturer.

The following pro forma consolidated information is presented as if the January 2006 acquisition of LEM occurred on January 1, 2005. These unaudited pro forma consolidated results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisition been in effect in the period indicated above, or of the future results of operations. The unaudited pro forma consolidated results for the year ended December 31, 2005, are as follows:

Net sales	$40,927,667
Net loss	$(3,000,832)
Earnings per share:
Basic	$(0.37)
Diluted	$(0.37)

Fair value adjustments made herein and the allocation of the excess purchase price is preliminary. The final allocation will be based on estimates and appraisals that will be finalized within one year of the closing of the LEM acquisition and based on the Company’s final evaluation of LEM’s assets and liabilities, including both tangible and intangible assets, and the final purchase price as it relates to a two year earn-out based on LEM’s future sales. The final allocation of purchase price and the resulting effect on net income (loss) may differ significantly from the amounts included herein. The Company will also consider the fair value of the intangible asset purchased from LEM during 2005 and the purchase price of that asset in conjunction with the purchase price allocation. If the Company’s final purchase price allocation differs from the preliminary allocation, the Company’s tangible and intangible assets could be significantly higher or lower. Goodwill represents the excess purchase price after all other intangible assets have been identified. Components of the estimated purchase price and the preliminary allocations thereof are as follows:

Cash	$3,995,042
Deferred purchase price	1,700,706
Acquisition costs	200,000

Total purchase price	$5,895,748

Cash acquired	$1,758
Accounts receivable	583,326
Inventories	1,898,556
Prepaid expense and other current assets	344,233
Fixed assets	2,993,289
Intangible assets	202,057
Other assets	71,166
Goodwill	8,017,439

Total assets acquired	14,111,824

Line of credit	1,575,664
Notes payable	1,422,542
Capital leases	1,409,784
Accounts payable	2,592,528
Other liabilities	1,215,558

Net assets acquired	$5,895,748

On March 30, 2006, the Company agreed to extend its agreement with Comerica Bank to July 5, 2006.

In March 2006, the Company completed its distribution agreement with the Marmalade Group PTY LTD. Under the terms of the agreement, Marmalade Group becomes the exclusive distributor of all Spy Optic products in Australia. Marmalade Group will replace Monza Imports, the Company’s previous Australian distributor. The Company also signed a termination and settlement agreement with Monza. The agreements included transfer of remaining inventory held by Monza to Marmalade of which the payment to Monza was guaranteed by the Company. In addition, the Company granted Marmalade certain sales return rights on inventory transferred by Monza and as well as inventory purchased by Marmalade. The Company recorded inventory reserves for a portion of the inventory eligible to be returned. The Company also agreed to certain warranty returns for each distributor. Lastly, the Company agreed to purchase point of purchase displays made by Monza for sales of Spy Optic product.

On April 3, 2006, Comerica Bank issued a letter of credit on behalf of the Company and LEM S.r.l. to San Paolo IMI in the amount of 3 million Euro. The letter of credit served to allow LEM to consolidate the debt outstanding of LEM with San Paolo IMI. The letter of credit reduces the amounts available to the Company under its line of credit by €3.0 million or approximately $3.8 million.

Orange 21 Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

For the Years Ended December 31, 2003, 2004, and 2005

	Balance at Beginning of Year	Charges to Expense/Against Revenue	Write-Offs, Disposal, costs and other	Balance at End of Year
Allowance for doubtful accounts
Year ended December 31, 2003	$320,262	$349,111	$(170,662)	$498,711
Year ended December 31, 2004	$498,711	$300,470	$(231,640)	$567,541
Year ended December 31, 2005	$567,541	$137,442	$(199,748)	$505,235

Allowance for sales returns
Year ended December 31, 2003	$525,520	$2,857,797	$(2,624,540)	$758,777
Year ended December 31, 2004	$758,777	$3,524,132	$(3,092,583)	$1,190,326
Year ended December 31, 2005	$1,190,326	$4,134,273	$(3,338,991)	$1,985,608

Allowance for inventory reserve
Year ended December 31, 2003	$465,392	$615,091	$(375,471)	$705,012
Year ended December 31, 2004	$705,012	$973,029	$(569,504)	$1,108,537
Year ended December 31, 2005	$1,108,537	$1,506,128	$(432,118)	$2,182,547

Note:	Additions to the allowance for doubtful accounts are charged to bad debt expense. Additions to the allowance for sales returns are charged against revenues. Additions to the allowance for inventory reserve are charged against cost of goods sold.

All other schedules have been omitted because they are either inapplicable or the required information has been provided in the Consolidated Financial Statements or the Notes thereto.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Annual Report, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or Exchange Act, were effective in timely making known to them material information relating to the Company required to be disclosed in our reports filed or submitted under the Exchange Act.

During the fourth fiscal quarter ended December 31, 2005, we changed our fulfillment process to an outside third party agency based in the Netherlands. Previously, our sales fulfillment was managed by our foreign subsidiary Spy Optic, Srl.

With the exception of the change to our international fulfillment process, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

On January 16, 2006, we completed our acquisition of 100% of the capital of LEM, S.r.l., an Italian company. LEM manufacturers a majority of our sunglass products and is located near our European facility in Italy. The aggregate purchase price was 3,300,000 Euro, in addition to a two-year earn-out which will be paid to the LEM stockholders based on LEM’s future sales.

A copy of the Quota Purchase Agreement dated October 17, 2005 in connection with the acquisition was filed as an exhibit to our Current Report on Form 8-K filed October 21, 2005. A copy of the audited financial statements of LEM for the year ended December 31, 2005, as well as certain pro forma financial information with respect to the acquisition, are filed with this Annual Report.

On March 30, 2006, we agreed to extend our credit facility with Comerica Bank from its current maturity of April 5, 2006 to July 5, 2006. No amounts are currently outstanding under this credit facility. A copy of the extension letter agreement is filed as an exhibit to this Annual Report. On April 3, 2006, Comerica Bank issued a letter of credit in the amount of €3.0 million on behalf of us and LEM to consolidate the outstanding debt of LEM. This letter of credit reduces the amount available to us under the line of credit by approximately $3.8 million.

PART III

Item 10. Directors and Executive Officers of the Registrant

Except as disclosed below and in Part I, Item 1. Business – Executive Officers of the Registrant, the information required by Item 10 will be contained in, and is hereby incorporated by reference to, our Proxy Statement relating to our 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and in accordance with General Instruction G(3) to Form 10-K.

We have adopted a Code of Ethics for Senior Officers that applies to our CEO, CFO and other key management employees (including other senior financial officers) who have been identified by the board of directors. We have also adopted a Code of Business Conduct that applies to all of our employees, officers and directors. A copy of each of the Code of Ethics for Senior Officers and the Code of Business Conduct are included as Exhibits 14.1 and 14.2 to this Annual Report. The Code of Ethics and the Code of Business Conduct are also available on our website at www.orangetwentyone.com. We will post (i) any waiver, if and when granted, to any provision of the Code of Ethics (for executive officers and directors) and (ii) any amendment to the Code of Ethics or the Code of Business Conduct on our website.

Item 11. Executive Compensation

The information required by Item 11 will be contained in, and is hereby incorporated by reference to, our Proxy Statement relating to our 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and in accordance with General Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Except as disclosed below, the information required by Item 12 will be contained in, and is hereby incorporated by reference to, our Proxy Statement relating to our 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and in accordance with General Instruction G(3) to Form 10-K.

EQUITY COMPENSATION PLAN INFORMATION

Set forth in the table below is certain information regarding the number of shares of Common Stock that were subject to outstanding stock options or other compensation plan grants and awards as of December 31, 2005.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity compensation plans approved by security holders	1,020,624	$6.69	504,376
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 will be contained in, and is hereby incorporated by reference to, our Proxy Statement relating to our 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and in accordance with General Instruction G(3) to Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 will be contained in, and is hereby incorporated by reference to, our Proxy Statement relating to our 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and in accordance with General Instruction G(3) to Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Orange 21 Inc., under Item 8 of Part II hereof.

(2)	Financial Statement Schedules

The following financial statement schedule of Orange 21 Inc. is filed as part of this Form 10-K (under Item 8 of Part II hereof):

Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

(3)	Financial Statements related to the LEM S.r.l. acquisition.

(4)	Unaudited Pro Forma Consolidated Financial Information relating to the LEM acquisition which was completed in January 2006.

LEM S.R.L.

Financial Statements

Year Ended December 31, 2005

(With Independent Auditors’ Report Thereon)

LEM S.R.L.

Index to Financial Statements

Year ended December 31, 2005

Independent Auditors’ Report

The Board of Directors

LEM S.r.l.:

We have audited the accompanying balance sheet of LEM S.r.l. (the “Company”) as of December 31, 2005 and the related statement of operations, quotaholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LEM S.r.l. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG S.p.A.

Varese, Italy

April 13, 2006

LEM S.R.L.

Balance Sheet

as of December 31, 2005

(In Euro)

December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	€45,856
Trade accounts receivable, less allowance for doubtful accounts of €33,529	438,432
Inventories (Note 2)	1,592,769
Prepaid expenses and other current assets (Note 3)	283,368

Total current assets	2,360,425
Investments	7,119
Property, plant and equipment, net (Note 5)	2,464,038
Intangible assets, net of accumulated amortization of € 163,222 (Note 4)	166,331
Other non-current assets	51,464

Total assets	€5,049,377

LIABILITIES AND QUOTAHOLDERS’ EQUITY
Current liabilities:
Short term borrowing and bank overdraft (Note 9)	€1,247,076
Current portion of long-term debt (Note 10)	294,303
Current portion of obligation under capital leases (Note 18)	421,110
Income taxes payable	50,278
Trade accounts payable	2,496,534
Accrued expenses and other current liabilities (Note 7)	815,741

Total current liabilities	5,325,042
Long-term debt, excluding current portion (Note 10)	876,716
Obligations under capital leases, excluding current portion (Note 18)	739,407
Other long-term liabilities (Note 8)	584,613

Total liabilities	7,525,778
Commitments and contingencies (Note 18)
QUOTAHOLDERS’ EQUITY
Quotas, € 0.52 par value - authorized 95,000 quotas; issued and outstanding 95,000 quotas	49,400
Additional Paid-in capital	950,000
Accumulated deficit	(3,475,801)

Total quotaholders’ equity	(2,476,401)

TOTAL LIABILITIES AND QUOTAHOLDERS’ EQUITY	€5,049,377

See accompanying notes to the financial statements.

LEM S.R.L.

Statement of Operations

for the year ended December 31, 2005

(In Euro)

Year ended December 31, 2005
Net sales (Note 12)	€9,715,957
Cost of sales (Note 13)	8,571,358

Gross profit	1,144,599
Selling, general and administrative expenses (Note 14)	(1,522,986)

Loss from operations	(378,387)
Other income (expense):
Interest income	1,299
Interest expense	(340,128)
Gain on change of fair value on derivatives (Note 17)	50,627
Other income, net (Note 15)	65,732

Total other income (expense)	(222,470)

Loss before income taxes	(600,857)
Income tax expense (Note 11)	(79,962)

Net loss	€(680,819)

LEM S.R.L.

Statement of Cash Flows for the

year ended December 31, 2005

(In Euro)

Year ended December 31, 2005
Cash flows from operating activities:
Net Loss	€(680,819)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	479,957
Allowance for doubtful accounts	2,194
Increase in other long-term liabilities	44,157
Loss on sale of fixed assets	3,295
Decrease in trade accounts receivable	255,459
Decrease in inventories	785,358
Decrease in prepaid expenses and other current assets	8,474
Decrease in trade accounts payable	(290,478)
Decrease in accrued expenses and other current liabilities	(305,475)
Decrease in income taxes payables	(25,153)
Increase in other non current assets	(30,218)

Net cash provided from operating activities	246,751

Cash flows from investing activities:
Capital expenditures	(109,489)
Proceeds from the sale of fixed assets	2,144
Acquisition of software	(73,854)

Net cash used for investing activities	(181,199)
Cash flows from financing activities:
Additional paid-in capital	950,000
Decrease in short term borrowing and bank overdraft	(1,085,383)
Proceeds from Long-term debt	250,000
Principal payments of Long-term debt	(294,302)
Principal payments under capital lease obligations	(369,112)
Proceeds from Orange 21 Inc. deposit	150,000

Net cash used for financing activities	(398,797)

Net decrease in cash and cash equivalents	(333,245)

Cash and cash equivalents, beginning of year	379,101

Cash and cash equivalents, end of year	€45,856

Supplemental cash flow information:
Cash paid during the year for:
Interest	€317,006
Income taxes	€104,923

Summary of noncash financing and investing activities:
Acquisition of property and equipment through capital leases	€183,089

See accompanying notes to the financial statements.

LEM S.R.L.

Statement of Quotaholders’ Equity

for the year ended December 31, 2005

(In Euro)

	Quotas (nr.)	Quotas and additional paid-in capital	Accumulated deficit	Total Quotaholders’ equity
Balance, December 31, 2004	95,000	€49,400	€(2,794,982)	€(2,745,582)

Net loss	—	—	(680,819)	(680,819)

Additional paid - in capital	—	950,000	—	950,000

Balance, December 31, 2005	95,000	€999,400	€(3,475,801)	€(2,476,401)

See accompanying notes to the financial statements.

LEM S.R.L.

Notes to Financial Statements

(1)	Operations and Summary of Significant Accounting Policies

(a)	Nature of Business

LEM S.r.l. (hereafter “the Company”) is a limited liability company with registered office in Varese (Italy). Quota is a stake in an Italian limited liability company (“S.r.l.”), which does not issue shares pursuant to the law. The Company is a manufacturer of sport and fashion sunglasses and snow and moto goggles.

(b)	Basis of Preparation

The financial statements as at and for the twelve month period ended December 31, 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America in connection with the acquisition of the Company by Orange 21 Inc., a company listed on the NASDAQ National Market in the United States of America, and incorporated in Delaware (United States of America) as disclosed in Note 19.

The statement of operations for the year ended December 31, 2005 shows a net loss of €680,819 mainly due to a reduction in sales volumes and certain inefficiencies in manufacturing processes. In addition at December 31, 2005, the Company had negative quotaholders’ equity of approximately €2.5 million mainly due to the loss for the period ended December 31, 2005 and realized loss on derivatives instruments in 2004. At December 31, 2005 current liabilities are in excess of current assets by approximately €3.0 million. Losses from operations and the net capital deficiency raised substantial doubt about the Company’s ability to continue as a going concern.

At December 31, 2005 The Company has bank and leasing obligations due in 2006 for an amount of approximately €715,000.

Management’s plans and actions in regard to these matters are:

(1)	Following the acquisition of 100% of Company’s quotas by Orange 21 Inc., an increase in sales volume and margin is expected in 2006.

(2)	In January 2006, the Company received from the former quota-holders capital contributions amounting to €660,000 in order to re-establish the quota capital of the Company and cover the accumulated losses.

(3)	On March 31, 2006 Orange 21 Inc. provided LEM with a financial support letter stating that Orange 21 Inc. will cover LEM’s financial requirements in accordance with Italian law and bank and leasing obligations for a reasonable time and at least for the next 48 months. As evidence of this, in March 2006, Orange 21 Inc. granted LEM a working capital loan totaling €700,000 and is in the process of completing its plan to address LEM’s net capital deficit and financing needs, by way of a capital increase, in order to meet fixed annual financial obligations in the short and long term. Conversion into LEM’s equity of this €700,000 loan will be considered as part of this plan.

(4)	On April 3, 2006 Orange 21, on behalf of the Company, posted a letter of credit for approximately €3.0 million to allow the personal guarantees of the company’s former quotaholders to be released and to allow San Paolo IMI bank to consolidate the existing Company’s bank debt.

Based on the matters described above the accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

(c)	Cash and Cash Equivalents

Cash equivalents of €45,856 at December 31, 2005 consist of cash available in the bank current account. For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

(d)	Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience by industry and national economic data. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. The Company does not have any off-balance-sheet credit exposure related to its customers.

(e)	Inventories

Inventories are valued at the lower of cost, determined using the last-in first-out method (LIFO), or market.

(f)	Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Depreciation is provided using the straight-line method over the following estimated useful lives:

Description	Years
Buildings and improvements	10 -33
Machinery and equipment	8
Furniture and fixtures	5
Computer equipment	5
Vehicles	5

Plant and equipment held under capital leases and leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the lease.

(g)	Intangible Assets

Intangible assets include deferred financing costs and software. Deferred financing costs represent costs incurred in connection with the long term borrowings and are being amortized over the life of the related long term borrowings. Software is amortized on the straight-line basis over the estimated useful lives of the respective assets (5 years).

(h)	Revenue Recognition

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. The Company provides an allowance for estimated rebates and returns based on management’s estimates and historical experience. Provisions for rebates, returns and other adjustments are provided for in the same period in which the related sales are recorded.

(i)	Product Warranty

The Company warrants its product for one year. The standard warranty requires the Company to replace any products or portion thereof that is deemed a manufacturer’s defect. The Company’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty accrual based on historical experience.

(j)	Research and Development

Research and development costs, amounting to €213,600 for the year ended December 31, 2005 are expensed as incurred.

(k)	Promotion and Advertising costs

Promotion and advertising costs, amounting to €54,954 for the year ended December 31, 2005, are expensed as incurred and are included in selling, general and administrative expenses.

(l)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the period in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records valuation allowances to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

(m)	Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset from continuing use through the expected disposal date and the expected terminal value. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

(n)	Derivative Instruments and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS133”), as amended, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. These derivative instruments are not considered to be highly effective and do not qualify under SFAS 133 for hedge accounting.

(o)	Employees’ termination indemnities

Employees’ termination indemnities represent amounts accrued for employee that are due and payable upon termination of employment, determined in accordance with applicable Italian labor laws (“Trattamento di fine rapporto” or “TFR”). The Company accrues the full amount of the employees’ vested benefit obligation, assuming the employees separate immediately and, as determined by such laws for termination indemnities. The employee termination indemnities liability is recorded in accordance with EITF 88-1, Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan (“approach 1”) and classified in other long-term liabilities.

(p)	Molds

Costs incurred by the Company for design and development of molds are recognized as an asset when the amount of the reimbursement agreed with the client can be objectively measured and verified. The deferred costs are offset against the reimbursement received in the statement of operations.

(q)	Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimate and assumptions include the carrying amount of property, plant and equipment, intangible assets, valuation allowances for receivables, inventories, rebates, deferred income tax assets, and valuation of derivative instruments. Actual results could differ from those estimates.

(2)	Inventories

Inventories at December 31, 2005 consist of the following:

December 31, 2005
Raw materials	€1,137,003
Work in process	290,422
Finished goods	165,344

Total	€1,592,769

The Company’s inventory balance is net of a write-down for obsolesence of €226,856 at December 31, 2005.

The reduction of inventories is mainly related to the seasonability of goggles business. Moreover raw materials decreased both following a decrease in raw material purchase prices and improvements in the procurement process.

The estimated replacement cost of inventories approximates the cost of inventories stated under the LIFO method as of December 31, 2005.

(3)	Prepaid expenses and other current assets

Prepaid expenses and other current assets at December 31, 2005 consist of the following:

December 31, 2005

VAT receivable	€245,387
Customer molds	5,288
Other	32,693

Total	€283,368

Customer molds include costs incurred by the Company with regard to design and development of molds on behalf of customers. The cost incurred by the Company to develop these molds is reimbursed by the customer. The amount of some €5,288 will be reimbursed by customers during year 2006.

VAT receivable is mainly related to the outstanding receivables related to the operations performed during the reporting period.

(4)	Intangible Assets

Intangible assets at December 31, 2005 consist of the following:

December 31, 2005
Deferred financing costs, net of accumulated amortization of €46,663	€3,315
Software, net of accumulated amortization of €149,185	163,016

Total	€166,331

Total amortization expense for the period ended December 31, 2005 was €68,133. The amount of €23,596 and the amount of €44,587 are included in cost of sales and selling, general and administrative expenses, respectively.

(5)	Property, Plant and Equipment

Property, plant and equipment at December 31, 2005 consists of the following:

December 31, 2005
Buildings and improvements	€1,395,540
Machinery and equipment	3,421,867
Furniture and fixtures	214,395
Computer equipment	142,202
Vehicles	100,788

5,274,792
Accumulated depreciation	(2,810,754)

Total	€2,464,038

Buildings and improvements include net leasehold improvements of €132,721 as of December 31, 2005.

Total depreciation expense for the year ended December 31, 2005 was €411,774. The amount of €391,224 and €20,550 is included in cost of sales and selling, general and administrative expenses, respectively.

The following table summarizes movements in property, plant and equipment net for the year ended December 31, 2005:

Property, plant and equipment net as at January 1, 2005	€2,588,670
Additions	109,489
Acquisition of property and equipment through capital leases	183,089
Disposals, net	(5,436)
Impairment charge	—
Depreciation for the year ended December 31, 2005	(411,774)

Property, plant and equipment net as at December 31, 2005	€2,464,038

(6)	Leases

The Company is obligated under certain capital leases relating to a building and certain plant, machinery and equipment that expire at various dates during the next 6 years. The amount of building, plant, machinery and equipment and furniture and fixtures and related accumulated depreciation recorded under capital leases were as follows as of December 31, 2005.

December 31, 2005
Buildings and improvements	€1,083,481
Machinery and equipment	1,355,504
Vehicles	21,583

2,460,568
Accumulated depreciation	(668,987)

Total	€1,791,581

Amortization of assets held under capital leases is included with costs of goods sold and selling, general and administrative expenses.

(7)	Accrued Expenses and Other Current Liabilities

December 31, 2005
Accrued holidays	€176,478
Accrued payroll, related social charges and employees tax	278,659
Unrealized loss on fair value of derivatives	95,507
Customer prepaid molds	39,643
Deposit received from Orange 21 Inc.	150,000
Other	75,454

Total	€815,741

The amount of €150,000 is related to advance payments received from Orange 21 Inc. in connection with the Company’s acquisition described in Note 19.

(8)	Other Long-Term Liabilities

Other Long-term Liabilities at December 31, 2005 consist of the following:

December 31, 2005
Employees’ Leaving Indemnities (T.F.R.)	€584,613

Total expense recorded for employees’ termination indemnities for the year ended December 31, 2005 is €126,186.

(9)	Short-Term borrowing and bank overdraft

Short-term borrowing and bank overdraft represent the Company debt with banks, normally negotiated on a yearly basis. Short term borrowing and bank overdraft as at December 31, 2005 bears an interest rate ranging from 3.75% to 6%.

(10)	Long-Term debt

Long-term debt at December 31, 2005 consists of the following:

December 31, 2005
Unsecured long term debt, EURIBOR interest plus spread at 5.70% payable in quarterly instalments due from September 30, 2006	€300,000
Unsecured long term debt, EURIBOR interest plus spread at 3.95% payable in quarterly instalments due from December 31, 2005	250,000
Unsecured long term debt, EURIBOR interest plus spread at 5.70% payable in quarterly instalments due from September 30, 2006	250,000
Unsecured long term debt, EURIBOR interest plus spread at 3.106% payable in half year instalments	175,000
Unsecured long term debt, fixed interest rate at 0.5% payable in half year instalments	75,000
Unsecured long term debt, EURIBOR interest plus spread at 3.63% payable in quarterly instalments	33,333
Unsecured long term debt, EURIBOR interest plus spread at 3.37% payable in monthly instalments	31,568
Unsecured long term debt, EURIBOR interest plus spread at 3.69% payable in monthly instalments	26,845
Unsecured long term debt, EURIBOR interest plus spread at 3.63% payable in quarterly instalments	12,500
Unsecured long term debt, EURIBOR interest plus spread at 3.85% payable in monthly instalments	2,920
Unsecured long term debt, EURIBOR interest plus spread at 4.67% payable in monthly instalments	13,853

1,171,019
Less current portion	(294,303)

Long-Term Debt	€876,716

(a)	Repayment

Maturities of the long-term debt for the periods subsequent to December 31, 2005 are as follows:

Year ending December 31	Amount
2006	€294,303
2007	319,005
2008	316,630
2009	188,669
2010	52,412

Total	€1,171,019

At December 31, 2005, there are no letters of credit outstanding.

There are no covenants or change in control provisions relating to the Company’s long term debts.

(11)	Income Taxes

The components of income tax expense (benefit) for the period ended December 31, 2005 are as follows:

Year ended December 31, 2005:	Current	Deferred	Total
IRES	€—	—	—
IRAP	79,962		79,962

	€79,962	—	79,962

IRES is computed at 33% on adjusted “net profit”. The Company is in a tax loss position and consequently no current tax expense (IRES) has been accounted for the year ended December 31, 2005.

Tax on regional productive activities (IRAP) is computed at 4.25% on certain components of revenues less costs for purchases of materials and services, depreciation and amortization of assets. Any other production, administrative and selling costs including personnel costs, financial income and expenses as well as extraordinary items as defined under Italian law will not be taxable or deductible, respectively. Consequently, IRAP is not directly related to pre-tax income.

Income tax expense attributable to income tax from continuing operations was €79,962 and differed from the amounts computed by applying the Italian tax rate of 33% to pretax loss from continuing operations as a result of the following:

2005
Computed “expected” tax expense	€(148,783)
Permanent differences	8,697
Change in valuation allowance	140,086
Local tax (IRAP)	79,962

Total	€79,962

All pre-tax book income and income tax expense are derived from activities in Italy.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 are presented below:

Deferred tax assets:	2005
Net operating loss carryforward	€889,000
Accrued liabilities, principally due to expenses non deductible for tax purposes and different accounting principle for Gemini patent sale	88,000
Intangible assets, principally due to the different accounting principle for intangible assets	49,000
Inventories, principally due to inventory reserve non deductible for tax purposes	101,000
Other	15,000

Total gross deferred tax assets	1,142,000
Less valuation allowance	(941,000)

Net deferred tax assets	201,000

Deferred tax liabilities:
Property, plant and equipment, principally due to the different accounting principle for leases	201,000

Total gross deferred tax liabilities	201,000

Net deferred tax assets (liability)	€—

The valuation allowance for the deferred tax assets was €941,000 and €325,000 as of December 31, 2005 and 2004, respectively. The net change in valuation allowance for the year ended December 31, 2005 was an increase of €616,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and tax carryforwards utilizable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize deferred tax assets the Company will need to generate future taxable income of approximately €2,695,000 prior to the expiration of the net operating loss carryforwards in 2011. Tax losses to be carried forward expire in 2008 for the amount €217,000, in 2009 for the amount of €205,000 and in 2010 for the amount of €962,000. In addition, for the six-month period ended December 31, 2005, tax loss carryforward has been estimated at €1,311,000. This amount may vary based on actual tax return for the fiscal year ending June 30, 2006.

For the fiscal years ended June 30, 2004 and 2005, the Company was in a tax loss position. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences and tax carryforwards at December 31, 2005.

(12)	Net Sales

The Company is operating principally in two geographic areas, the United States of America and Italy. Sales for the year ended December 31, 2005 consist of the following:

December 31, 2005

Goggles	€3,817,785
Sunglasses	5,508,320
Other	389,852

Total	€9,715,957

(13)	Cost of Sales

Cost of sales for the year ended December 31, 2005 consists of the following:

December 31, 2005

Material	€5,883,907
Labor	1,911,538
Overhead	775,913

Total	€8,571,358

(14)	Selling, General and Administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2005 consist of the following:

December 31, 2005

Selling	€262,369
General and administrative	854,887
Shipping and warehousing	129,716
Purchasing	62,414
Research and development	213,600

Total	€1,522,986

Research and development costs included €83,163 related to Gemini patent development. Gemini patent is a new technology for the production of special snow goggles lenses started in May 2005.

(15)	Other income, net

Other income, net for the year ended December 31, 2005 consist of the following:

December 31, 2005
Reimbursement received from customers for the development of molds	€52,944
Other, net	12,788

Total	€65,732

(16)	Related-Party Transactions

As disclosed in Note 19, on January 2006 Orange 21 Inc. acquired 100% of the Company’s quotas. Spy Optic, Inc. and Spy Optic, S.r.l. (Italy), subsidiaries of Orange 21 Inc., are the main customers of the Company.

LEM sold to Spy Optic, Inc. and Spy Optic, S.r.l. sunglasses and goggles in the amount of €7,820,340 for the year ended December 31, 2005. The Company has an amount payable to Spy Optic, Inc. and Spy Optic, S.r.l. for €155,645 as at December 31, 2005. This amount payable, classified in trade accounts payable, is due to advance payments received by the Company and for credit notes to be issued related to sales volume rebates.

In the normal course of business, the Company has commercial relationships with Polinelli S.r.l., a company that operates in the sunglasses distribution business. Polinelli S.r.l., also a significant customer of the Company, is fully owned by the former quota-holders (Mr. Polinelli and his wife) of LEM. The Company sold to

Polinelli S.r.l. sunglasses in the amount of €944,052 for the year ended December, 31 2005. The amount receivable from Polinelli S.r.l., classified in trade accounts receivable, is €306,282 at December, 31 2005.

On the basis of a service agreement, for the year ended December 31, 2005, Polinelli S.r.l. provided accounting support services to the Company for an amount of €97,750.

The former quota-holders of the Company guaranteed the Company’s bank and leasing obligations for an amount of €7,049,366 as at December 31, 2005. In connection with the acquisition of the Company described in note 19, these guarantees shall be eliminated.

During the year ended December 31, 2005, a capital contribution amounting to €950,000 was received by the former quota-holders (Mr. Polinelli and his wife).

The managing director of the Company (Mr. Polinelli) was also a quota-holder of the Company until January 16, 2006. The remuneration of the two members of the board of directors (Mr. Polinelli and his wife) is €120,000 for the year ended December 31, 2005. The amount of €24,000 has been accrued for both members of the board in charge at balance sheet date as leaving indemnities as at December 31, 2005.

(17)	Financial Instruments and Risk Management

(a)	Derivatives Instruments

The Company holds interest-rate related derivative instruments to manage its exposure on its debt.

By using such a derivative financial instrument, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties whose credit rating is higher than Aa.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, currency exchange rates, or commodity prices. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The Company uses variable-rate debt to finance its operations. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management has entered into two interest rate swaps agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps set a limit on the variable-rate cash flow exposure on the debt obligations to fixed-cash flows. These swaps are not considered to be highly effective and do not qualify under SFAS 133 for cash-flow hedge accounting, and as such have been recorded at fair value with an unrealized gain of €4,673 recorded in “gain on change of fair value derivatives” caption in the statement of operations for the year ended December 31, 2005.

In previous years, the Company used forward contracts to hedge its foreign currency risk. The currency giving rise to this risk is primarily U.S. Dollars. These contracts expired in April 2005 and no forward contracts related to foreign currency were in place as at December 31, 2005. In the statement of operations of the year ended December 31, 2005, the amount of €45,954 has been recorded in “gain on change of fair value on derivatives” caption in the statement of operations for the year ended December 31, 2005 as a result of the change in fair value of the above mentioned forward contracts from December 31, 2004 to their expiration date.

(b)	Credit Risk

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. To reduce exposure to credit risk, the Company performs ongoing credit evaluations for the financial condition of its customers but generally does not require collateral. The Company invests available cash and cash equivalents with various banks and uses the financial institution in which it maintains cash balances. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk on cash. The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial instruments but, given their high credit ratings, management does not expect any counterparty to fail to meet its obligations.

(c)	Concentration of Credit Risk

The Company is subject to credit risk through trade receivables. The Company performs ongoing credit evaluations of its customers and has established an allowance for doubtful accounts based on credit risks applicable to particular customers, historical trends and other relevant information. Approximately 88% of gross sales for the year ended December 31, 2005 was with three customers.

(d)	Fair Value

The fair value of the Company’s cash, accounts receivable and accounts payable are not materially different from their carrying amounts as of December 31, 2005, due to the short-term nature of these assets.

The reported amount of variable rate long-term debt instruments and long-term receivables are estimated to approximate fair values, as rates are tied to short-term indices. The reported amount of fixed rate long-term debt instruments is estimated to approximate fair values, as actual rates are consistent with rates estimated to be currently available for debts of similar terms and remaining maturities except for a fixed rate long term debt amounting to €75,000 as at December 31, 2005 for which the difference between fair value and its carrying amount approximates €10,000.

Fair value estimates are made at specific points in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(18)	Commitments and Contingencies

(a)	Commitments:

The Company leases manufacturing and office facilities, as well as certain manufacturing and office equipment, under operating leases. These leases usually contain renewal options for periods of six years. The facilities’ lease agreements provide that the Company is responsible for utilities, taxes, insurance and maintenance. Rental expense under these agreements for the year ended December 31, 2005 was approximately €97,000.

Future minimum lease payments under non cancelable operating leases and future minimum capital lease payments as of December 31, 2005 are as follows:

	Capital leases	Operating leases
Year ending December 31:
2006	€421,110	€97,880
2007	305,761	99,743
2008	212,174	101,642
2009	142,201	103,578
2010	130,432	105,550
Thereafter	108,996	423,060

Total	1,320,674	931,453
Less amounts representing interest	(160,157)	—
Present value of net minimum lease payments	1,160,517	—
Less current instalments of obligations under capital leases	(421,110)	—

Obligations under capital leases excluding current instalments	€739,407	€931,453

Supply Agreement

The Company entered into a supply agreement with one of its main customers, Spy Optic, Inc. The supply agreement includes specific conditions related to the supply of sunglasses and goggles and minimum purchase requirements applicable for Spy Optic, Inc. and Spy Optic, S.r.l. (Italy). The supply agreement defines a maximum credit limit of €800,000, both for sunglasses and goggles, and payment terms in 60 days from the date of invoice. These terms are applicable due to the fact that LEM is investing in raw material inventory to maintain a minimum level of components on inventory in order to fill Spy Optic, Inc. orders. As for sunglasses and mix products, Spy Optic, Inc. shall provide LEM with an aggregate deposit for the purchase of raw materials for an amount of €380,000. This deposit was completely reimbursed before December 31, 2005. As for snow goggles, Spy Optic, Inc. agreed to purchase the minimum number of units of the various styles of the product and has also agreed to advance pay for product with an updated advance payment amount negotiated on a yearly basis. The amount paid in advance by Spy Optic, Inc. is classified within the trade accounts payable caption for an amount of €21,868 as at December 31, 2005. The Company agreed not to supply sunglasses or goggles to any of Spy’s primary competitors without a prior written consent from Spy. This is also due to the fact that LEM granted to Orange 21, Inc. an exclusive option to purchase all LEM’s assets, business or equity securities valid till December 2006. In connection of the above mentioned supply agreement, the Company granted to Spy Optic, Inc. and Spy Optic, S.r.l. (Italy) cash discounts, amounting to €122,238, and rebates, calculated based on volumes sold and amounting to €160,126. Furthermore, in connection with the above-mentioned supply agreement the Company recorded an amount of €67,659 in warranty costs (1.5% of 2005 sales). This amount is reported in selling, general and administrative expenses in the statement of operations for the year ended December 31, 2005.

(b)	Contingencies

The Company is subject to claims and lawsuits that arise in the ordinary course of business. While any such matter contains an element of uncertainty, the Company believes that adequate provision has been recorded and that the ultimate disposition or resolution of such claims and lawsuits will not have a material adverse effect on the Company’s financial statements.

(19)	Subsequent Events

On January 16, 2006, Orange 21 Inc., a U.S. based public company incorporated in Delaware (United States of America) acquired 100% of the Company’s quotas. The total purchase price was €3.3 million in cash, plus two years earn-out based on the Company’s future sales. Based on the purchase agreement, Orange 21 Inc. assumed all of the Company’s assets and liabilities.

In January 2006, the Company received from the former quotaholders capital contributions amounting to €660,000 in order to re-establish the quota capital of the Company and cover the accumulated losses.

UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL INFORMATION

The unaudited pro forma condensed financial information and explanatory notes of Orange 21 Inc. (the “Company” or “Orange 21”) set forth below give effect to the acquisition of LEM S.r.l. (“LEM”). This information is intended to give a better understanding of what the Company’s business combined with the business of LEM might have looked like if the acquisition had occurred on (1) January 1, 2005, the first day of the fiscal period for which unaudited pro forma condensed combined financial information is presented with respect to statement of operations data, and (2) December 31, 2005 with respect to balance sheet data.

The unaudited pro forma condensed combined statements of operations do not purport to represent what the Company’s results of operations actually would have been if the events described above had occurred as of the dates indicated, or what such results would be for any future periods. The excess of the fair value of the consideration paid over the net tangible assets acquired has been allocated by Orange 21 management entirely to goodwill. The values and allocations are preliminary and subject to change and may be adjusted upon completion of Orange 21 management’s final valuation analysis including the allocation of consideration to intangible assets other than goodwill. The unaudited pro forma condensed combined financial information does not include any adjustments related to pending integration and reorganization decisions to be made. The unaudited pro forma condensed combined financial statements are based upon assumptions and adjustments that the Company believes are reasonable.

The unaudited pro forma condensed combined statement of operations for the twelve months ended December 31, 2005 includes Orange 21’s audited historical results of operations for its fiscal year ended December 31, 2005 and LEM’s audited historical results of operations for the twelve months ended December 31, 2005. The unaudited pro forma condensed combined balance sheet as of December 31, 2005 includes Orange 21’s audited historical balance sheet at December 31, 2005 and LEM’s audited historical balance sheet at December 31, 2005. The Company translated the statements of operations for LEM from Euro to U.S. dollars at the average exchange rate during the period presented, and translated the December 31, 2005 balance sheet for LEM at the spot rate at that time.

These unaudited pro forma condensed combined financial statements are presented based on the assumptions and adjustments described in the accompanying notes. They should be read in conjunction with the footnotes to the audited financial statements contained elsewhere in the document.

UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET AS OF DECEMBER 31, 2005

	Orange 21	LEM			Orange 21
	December 31, 2005	December 31, 2005	Pro forma adjustments		Pro forma combined
Assets
Current assets:
Cash and cash equivalents	$2,668,636	$54,316	$(2,722,952	)(1)	$—
Short term investments	5,477,728	—	(1,398	)(1)	5,476,330
Accounts receivable, net	9,142,264	519,323	—		9,661,587
Inventories	11,206,232	1,886,635	—		13,092,867
Prepaid expenses and other current assets	1,374,350	335,649	—		1,709,999
Income tax receivable	239,046	—	—		239,046
Deferred income taxes	1,512,584	—	—		1,512,584

Total current assets	31,620,840	2,795,923	(2,724,350)		31,692,413
Property, plant, and equipment (net)	4,636,305	2,918,653	—		7,554,958
Intangible assets, net	483,854	197,020	—		680,874
Other non-current assets	1,515,682	69,392	(1,389,682	)(1)	195,392
Goodwill	—	—	8,539,297	(4)	8,539,297

Total assets	$38,256,681	$5,980,988	$4,425,265		$48,662,934

Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$—	$1,477,162	—		$1,477,162
Current portion of notes payable	—	348,602	—		348,602
Current portion of capitalized leases	19,575	498,805	—		518,380
Accounts payable	1,643,427	2,957,145	—	(7)	4,600,572
Accrued expenses and other liabilities	2,349,946	966,245	11,343	(1)
			(177,675	)(4)	3,149,859
Deferred purchase price obligation	—	—	1,658,300	(1)	1,658,300
Income taxes payable	—	59,554	—		59,554

Total current liabilities	4,012,948	6,307,513	1,491,968		11,812,429
Notes payable, less current portion	—	1,038,470	—		1,038,470
Capitalized leases, less current portion	12,588	875,828	—		888,416
Other long term liabilities	—	692,474	—		692,474

Total liabilities	4,025,536	8,914,285	1,491,968		14,431,789
Common stock	806	58,514	(58,514	)(2)	806
Additional paid in capital	36,099,820	1,125,275	(1,125,275	)(2)	36,099,820
Accumulated other comprehensive income	32,497	—	—		32,497
Accumulated deficit	(1,901,978)	(4,117,086)	4,117,086	(2)	(1,901,978)

Total stockholders’ equity	34,231,145	(2,933,297)	2,933,297		34,231,145

Total liabilities and stockholders’ equity	$38,256,681	$5,980,988	$4,425,265		$48,662,934

The accompanying notes are an integral part of these unaudited pro forma financial statements.

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2005

	Orange 21	LEM			Orange 21
	December 31, 2005	December 31, 2005	Pro forma adjustments		Pro forma combined
Net Sales	$38,568,382	$12,092,480	$(9,733,195	)(3)	$40,927,667
Cost of sale	19,684,792	10,667,912	(9,108,862	)(3)	21,243,842

Gross profit	18,883,590	1,424,568	(624,333)		19,683,825

Operating expenses:
Sales and marketing	12,859,130	326,544	—		13,185,674
General and administrative	6,273,157	1,063,992	—		7,337,149
Shipping and warehousing	1,445,286	239,125	—		1,684,411
Research and development	672,670	265,847	—		938,517

Total Operating expense	21,250,243	1,895,508	—		23,145,751

Loss from operations	(2,366,653)	(470,940)	(624,333)		(3,461,926)

Other income (expense):
Interest income (expense)	311,945	(421,707)	(118,147	)(5)	(227,909)
Foreign currency transaction	118,453	63,010	—		181,463
Other (expense) - net	(7,839)	81,810	—		73,971

Loss before income taxes	(1,944,094)	(747,827)	(742,480)		(3,434,401)

Income tax provision (benefit)	(236,098)	99,521	(296,992	)(6)	(433,569)

Net loss	$(1,707,996)	$(847,348)	$(445,488)		$(3,000,832)

Net loss per common share:
Basic	$(0.21)				$(0.37)

Diluted	$(0.21)				$(0.37)

Weighted average common shares outstanding:
Basic	8,017,479				8,017,479

Diluted	8,017,479				8,017,479

The accompanying notes are an integral part of these unaudited pro forma financial statements

NOTES TO THE PRO FORMA CONDENSED COMBINED FINANCIAL INFORMATION (UNAUDITED)

Basis of presentation

The unaudited pro forma condensed combined financial statements included herein assume that Orange 21 has acquired 100% of LEM.

The preparation of unaudited pro forma condensed combined financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the reported dates of the unaudited pro forma condensed combined financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The following sets forth the adjustments contained in the unaudited pro forma condensed combined financial data:

(1)	Assumes the acquisition of 100% of LEM and reflects the sources and uses of cash in connection with the LEM acquisition as if the acquisition occurred on December 31, 2005 follows:

		Cash
	Release of deposit and prepaid acquisition costs on LEM acquisition	$1,389,682
*	Deferred purchase price obligation	1,658,300
	Cash used for LEM acquisition	2,724,350
	Amounts accrued for acquisition costs	11,343

		$5,783,675

*	The maximum earn-out of €1,400,000 at the December 31, 2005 USD/Euro conversion rate of 1.18.

(2)	Represents the elimination of LEM’s existing common stock, additional paid-in capital, and accumulated deficit, as a result of the application of purchase accounting.

(3)	Represents the elimination of inter-company sales and gross profit remaining in inventory at December 31, 2005.

(4)	Fair value adjustments made herein and the allocation of excess purchase price is preliminary. The final allocation will be based on estimates and appraisals that will be finalized within one year of the closing of the LEM acquisition and based on the Company’s final evaluation of LEM’s assets and liabilities, including both tangible and intangible assets, and the final purchase price as it relates to a two year earn-out based on LEM’s future sales. Under the terms of the earn-out, the Company is obligated to make quarterly payments based on unit sales, up to a maximum of €1,400,000, through December 31, 2007. It is considered probable that the maximum amount of the additional consideration will be earned. Accordingly, the entire amount has been included in the preliminary purchase price allocation below. The final allocation of purchase price and the resulting effect on net income (loss) may differ significantly from the pro forma amounts included herein. If the Company’s final purchase price allocation differs from the allocation used in preparing these pro forma financial statements, the Company’s pro forma tangible and intangible assets and pro forma net income (loss) could be significantly higher or lower. Goodwill represents the excess purchase price after all other intangible assets have been identified. Components of the estimated purchase price and the estimated allocations thereof are as follows:

Cash	$3,925,375
Deferred purchase price	1,658,300
Acquisition costs	200,000

Total purchase price	$5,783,675

Cash acquired	$54,316
Accounts receivable	519,323
Inventories	1,886,635
Prepaid expense and other current assets	335,649
Fixed assets	2,918,653
Intangible assets, net	197,020
Other assets	69,392
Goodwill	8,539,297

Total assets acquired	14,520,285

Line of credit	1,477,162
Notes payable	1,387,072
Capital leases	1,374,633
Accounts payable	2,957,145
Other liabilities	1,540,598

Net assets acquired	$5,783,675

(5)	Reflects the decrease in interest income for the period presented resulting in a reduction in cash for the cash purchase price paid at an interest rate of 2.67%.

(6)	Reflects the pro forma income tax effect of all other pro forma adjustments.

(7)	Represents intercompany balances of which $184,000 is offset within the same caption, accounts payable.

Exhibits

Exhibit Number		Description of Document

3.2		Restated Certificate of Incorporation (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

3.4		Amended and Restated Bylaws (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

4.1		Form of Common Stock Certificate (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

4.2		Common Stock Purchase Warrant to Purchase 142,000 shares of Common Stock of Orange 21 Inc. issued to Roth Capital Partners, LLC dated June 22, 2005 (incorporated by reference to Form 10-Q filed August 11, 2005).

4.3		Common Stock Purchase Warrant to Purchase 5,000 shares of Common Stock of Orange 21 Inc. issued to Dana Mackie dated June 22, 2005 (incorporated by reference to Form 10-Q filed August 11, 2005).

10.1	+	Form of Indemnification Agreement between Orange 21 Inc. and its officers and directors (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

10.2	+	2004 Stock Incentive Plan (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

10.3	+	Form of Stock Option Agreement under the 2004 Stock Incentive Plan (incorporated by reference to Form 10-Q filed November 14, 2005).

10.4		Loan and Security Agreement by and between Comerica Bank and Orange 21 Inc. as successor dated October 5, 2001 (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

10.5		First Amendment to Loan and Security Agreement by and between Comerica Bank and Orange 21 Inc. as successor dated July 17, 2002 (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

10.6		Second Amendment to Loan and Security Agreement by and between Comerica Bank and Orange 21 Inc. as successor dated March 21, 2003 (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

10.7		Third Amendment to Loan and Security Agreement by and between Comerica Bank and Orange 21 Inc. as successor dated August 14, 2003 (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

10.8		Fourth Amendment to Loan and Security Agreement by and between Comerica Bank and Orange 21 Inc. as successor dated November 26, 2003 (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

10.9		Fifth Amendment to Loan and Security Agreement by and between Comerica Bank and Orange 21 Inc. as successor dated December 16, 2003 (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

10.10		Sixth Amendment to Loan and Security Agreement by and between Comerica Bank and Orange 21 Inc. as successor dated August 5, 2004 (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

10.11		Seventh Modification to Loan and Security Agreement by and between Comerica Bank and Orange 21 Inc. as successor dated December 2, 2004.

10.12		Eighth Modification to Loan and Security Agreement by and between Comerica Bank and Orange 21 Inc. dated January 27, 2005.

10.13		Letter from Comerica Bank to Orange 21 Inc. dated June 5, 2005 (incorporated by reference to Form 8-K filed June 8, 2005).

10.14		Letter from Comerica Bank to Orange 21 Inc. dated September 5, 2005 (incorporated by reference to Form 8-K filed September 9, 2005).

10.15		Ninth Modification to Loan and Security Agreement by and between Comerica Bank and Orange 21 Inc. dated November 4, 2004 (incorporated by reference to Form 8-K filed November 8, 2005).

10.16		Tenth Modification to Loan and Security Agreement by and between Comerica Bank and Orange 21 Inc. dated December 29, 2005 (incorporated by reference to Form 8-K filed January 4, 2006).

10.17		Preliminary Commercial Lease Contract by and among Giudici Stefano, Giudici Sandro and Spy Optic, S.r.l. dated March 4, 2003 (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

10.18		Commercial Lease Agreement by and between Orange 21 Inc. and The Levine Family Trust dated May 31, 2005 (incorporated by reference to Form 10-Q filed August 11, 2005).

10.19		Website Services Agreement by and between Orange 21 Inc. as successor and No Fear, Inc. dated December 17, 2004 (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

10.20		Amendment to Web Site Development, Service and Revenue Sharing Agreement by and between Orange 21 Inc. and No Fear, Inc. dated June 23, 2005 (incorporated by reference to Form 10-Q filed August 11, 2005).

10.21		Premium Dealer Agreement by and between Orange 21 Inc. as successor and No Fear, Inc. dated September 9, 2004 (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

10.22		Corporate Services Agreement by and between Orange 21 Inc. and No Fear, Inc. dated October 1, 2004 (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

10.23		Limited Exclusive Supply Agreement by and between Orange 21 Inc. and LEM S.r.l. dated November 19, 2004 (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

10.24	**	Quota Purchase Agreement by and between Orange 21 Inc., Riccardo Polinelli and Raffaella Ghiringhelli dated October 17, 2005 (incorporated by reference to Form 8-K filed October 21, 2005).

10.25	+	Form of Executive Employment Agreement entered into by and between Orange 21 Inc. and certain executive officers (incorporated by reference to Form 8-K filed February 10, 2006).

10.26	+	Executive Employment Agreement by and between Orange 21 Inc. and Grant Guenther dated October 20, 2005 (incorporated by reference to Form 10-Q filed November 14, 2005).

10.27	+	Executive Employment Agreement by and between Orange 21 Inc. and Jerry Kohlscheen dated March 1, 2006 (incorporated by reference to Form 8-K filed 3-7-06).

10.28	+	Separation Agreement by and between Orange 21 Inc. and Grant Guenther dated January 9, 2006 (incorporated by reference to Form 8-K filed January 13, 2006).

10.29	Addendum to Commercial Lease Agreement dated May 31, 2005 by and between the Levine Family Trust as Lessor and Orange 21 Inc. as Lessee.

10.30	Letter from Comerica Bank to Orange 21 Inc. dated March 27, 2006.

14.1	Code of Ethics for Senior Officers (incorporated by reference to Form 10-K filed March 31, 2005).

14.2	Code of Business Conduct (incorporated by reference to Form 10-K filed March 31, 2005).

21.1	List of subsidiaries.

23.1	Consent of Mayer Hoffman McCann P.C., independent registered certified public accountants.

23.2	Consent of Nation Smith Hermes Diamond, APC, independent registered certified public accountants.

23.3	Consent of KPMG S.p.A., independent public accounting firm.

24.1	Power of Attorney (included in signature page).

31.1	Rule 13a-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a) certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.§1350).

32.2	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.§1350).

+	Management contract or compensatory plan or arrangement.

**     Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orange 21 Inc.

Date: April 17, 2006

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

Name	Title	Date

/s/ Barry Buchholtz Barry Buchholtz	Chief Executive Officer (Principal Executive Officer) and Director	April 17, 2006

/s/ Michael Brower Michael Brower	Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Treasurer	April 17, 2006

/s/ Mark Simo Mark Simo	Chairman of the Board of Directors	April 17, 2006

/s/ Harry Casari Harry Casari	Director	April 17, 2006

/s/ David Mitchell David Mitchell	Director	April 17, 2006

/s/ Ted Roth Ted Roth	Director	April 17, 2006

/s/ Greg Theiss Greg Theiss	Director	April 17, 2006

/s/ Jeffrey Theodosakis Jeffrey Theodosakis	Director	April 17, 2006

Exhibit Index

Exhibit Number		Description of Document

3.2		Restated Certificate of Incorporation (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

3.4		Amended and Restated Bylaws (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

4.1		Form of Common Stock Certificate (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

4.2		Common Stock Purchase Warrant to Purchase 142,000 shares of Common Stock of Orange 21 Inc. issued to Roth Capital Partners, LLC dated June 22, 2005 (incorporated by reference to Form 10-Q filed August 11, 2005).

4.3		Common Stock Purchase Warrant to Purchase 5,000 shares of Common Stock of Orange 21 Inc. issued to Dana Mackie dated June 22, 2005 (incorporated by reference to Form 10-Q filed August 11, 2005).

10.1	+	Form of Indemnification Agreement between Orange 21 Inc. and its officers and directors (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

10.2	+	2004 Stock Incentive Plan (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

10.3	+	Form of Stock Option Agreement under the 2004 Stock Incentive Plan (incorporated by reference to Form 10-Q filed November 14, 2005).

10.4		Loan and Security Agreement by and between Comerica Bank and Orange 21 Inc. as successor dated October 5, 2001 (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

10.5		First Amendment to Loan and Security Agreement by and between Comerica Bank and Orange 21 Inc. as successor dated July 17, 2002 (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

10.6		Second Amendment to Loan and Security Agreement by and between Comerica Bank and Orange 21 Inc. as successor dated March 21, 2003 (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

10.7		Third Amendment to Loan and Security Agreement by and between Comerica Bank and Orange 21 Inc. as successor dated August 14, 2003 (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

10.8		Fourth Amendment to Loan and Security Agreement by and between Comerica Bank and Orange 21 Inc. as successor dated November 26, 2003 (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

10.9		Fifth Amendment to Loan and Security Agreement by and between Comerica Bank and Orange 21 Inc. as successor dated December 16, 2003 (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

10.10		Sixth Amendment to Loan and Security Agreement by and between Comerica Bank and Orange 21 Inc. as successor dated August 5, 2004 (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

10.11		Seventh Modification to Loan and Security Agreement by and between Comerica Bank and Orange 21 Inc. as successor dated December 2, 2004.

10.12		Eighth Modification to Loan and Security Agreement by and between Comerica Bank and Orange 21 Inc. dated January 27, 2005.

10.13		Letter from Comerica Bank to Orange 21 Inc. dated June 5, 2005 (incorporated by reference to Form 8-K filed June 8, 2005).

10.14		Letter from Comerica Bank to Orange 21 Inc. dated September 5, 2005 (incorporated by reference to Form 8-K filed September 9, 2005).

10.15		Ninth Modification to Loan and Security Agreement by and between Comerica Bank and Orange 21 Inc. dated November 4, 2004 (incorporated by reference to Form 8-K filed November 8, 2005).

10.16		Tenth Modification to Loan and Security Agreement by and between Comerica Bank and Orange 21 Inc. dated December 29, 2005 (incorporated by reference to Form 8-K filed January 4, 2006).

10.17		Preliminary Commercial Lease Contract by and among Giudici Stefano, Giudici Sandro and Spy Optic, S.r.l. dated March 4, 2003 (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

10.18		Commercial Lease Agreement by and between Orange 21 Inc. and The Levine Family Trust dated May 31, 2005 (incorporated by reference to Form 10-Q filed August 11, 2005).

10.19		Website Services Agreement by and between Orange 21 Inc. as successor and No Fear, Inc. dated December 17, 2004 (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

10.20		Amendment to Web Site Development, Service and Revenue Sharing Agreement by and between Orange 21 Inc. and No Fear, Inc. dated June 23, 2005 (incorporated by reference to Form 10-Q filed August 11, 2005).

10.21		Premium Dealer Agreement by and between Orange 21 Inc. as successor and No Fear, Inc. dated September 9, 2004 (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

10.22		Corporate Services Agreement by and between Orange 21 Inc. and No Fear, Inc. dated October 1, 2004 (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

10.23		Limited Exclusive Supply Agreement by and between Orange 21 Inc. and LEM S.r.l. dated November 19, 2004 (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

10.24	**	Quota Purchase Agreement by and between Orange 21 Inc., Riccardo Polinelli and Raffaella Ghiringhelli dated October 17, 2005 (incorporated by reference to Form 8-K filed October 21, 2005).

10.25	+	Form of Executive Employment Agreement entered into by and between Orange 21 Inc. and certain executive officers (incorporated by reference to Form 8-K filed February 10, 2006).

10.26	+	Executive Employment Agreement by and between Orange 21 Inc. and Grant Guenther dated October 20, 2005 (incorporated by reference to Form 10-Q filed November 14, 2005).

10.27	+	Executive Employment Agreement by and between Orange 21 Inc. and Jerry Kohlscheen dated March 1, 2006 (incorporated by reference to Form 8-K filed 3-7-06).

10.28	+	Separation Agreement by and between Orange 21 Inc. and Grant Guenther dated January 9, 2006 (incorporated by reference to Form 8-K filed January 13, 2006).

10.29	Addendum to Commercial Lease Agreement dated May 31, 2005 by and between the Levine Family Trust as Lessor and Orange 21 Inc. as Lessee.

10.30	Letter from Comerica Bank to Orange 21 Inc. dated March 27, 2006.

14.1	Code of Ethics for Senior Officers (incorporated by reference to Form 10-K filed March 31, 2005).

14.2	Code of Business Conduct (incorporated by reference to Form 10-K filed March 31, 2005).

21.1	List of subsidiaries.

23.1	Consent of Mayer Hoffman McCann P.C., independent registered certified public accountants.

23.2	Consent of Nation Smith Hermes Diamond, APC, independent registered certified public accountants.

23.3	Consent of KPMG S.p.A., independent public accounting firm.

24.1	Power of Attorney (included in signature page).

31.1	Rule 13a-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a) certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.§1350).

32.2	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.§1350).

+	Management contract or compensatory plan or arrangement.

**    Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.