Form 10-Q
period 2006-03-31
Orange 21 Inc.
filed 2006-05-15
CIK 932372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

As of May 8, 2006, there were 8,084,314 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

ORANGE 21 INC. AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	March 31, 2006
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,668,636	$4,391,857
Short-term investments	5,477,728	1,478,705
Restricted cash	—	847,333
Accounts receivable—net	9,142,264	7,923,100
Inventories	11,206,232	11,008,295
Prepaid expenses and other current assets	1,374,350	1,872,371
Income taxes receivable	239,046	418,257
Deferred income taxes	1,512,584	1,338,145

Total current assets	31,620,840	29,278,063
Property, plant and equipment—net	4,636,305	7,793,534
Goodwill	—	9,015,174
Intangible assets, net of accumulated amortization of $395,760 (2005) and $402,724 (2006)	483,854	480,724
Deferred income taxes	126,000	404,000
Other long-term assets	1,389,682	61,260

Total assets	$38,256,681	$47,032,755

Liabilities and Stockholders’ Equity
Current liabilities
Lines of credit	$—	$1,882,454
Current portion of notes payable	—	362,426
Current portion of capitalized leases	19,575	496,101
Accounts payable	1,643,427	3,770,135
Accrued expenses and other liabilities	2,349,946	3,436,604
Deferred purchase price obligation	—	1,696,240
Income taxes payable	—	91,207

Total current liabilities	4,012,948	11,735,167
Notes payable, less current portion	—	978,242
Capitalized leases, less current portion	12,588	805,278
Other liabilities	—	734,003

Total liabilities	4,025,536	14,252,690
Commitments and contingencies
Stockholders’ equity
Preferred stock; par value $0.0001; 5,000,000 authorized	—	—
Common stock; par value $0.0001; 100,000,000 shares authorized; 8,084,314 shares issued and outstanding	806	806
Additional paid-in capital	36,099,820	36,121,562
Accumulated other comprehensive income	32,497	293,550
Accumulated deficit	(1,901,978)	(3,635,853)

Total stockholders’ equity	34,231,145	32,780,065

Total liabilities and stockholders’ equity	$38,256,681	$47,032,755

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2005	2006
Net sales	$8,472,553	$9,382,480
Cost of sales	4,397,694	4,867,246

Gross profit	4,074,859	4,515,234

Operating expenses
Sales and marketing	2,868,516	3,506,593
General and administrative	1,299,926	2,139,332
Shipping and warehousing	292,189	476,291
Research and development	136,075	265,857

Total operating expenses	4,596,706	6,388,073

Loss from operations	(521,847)	(1,872,839)
Other expense
Interest income (expense) — net	64,111	(34,623)
Foreign currency transaction loss	(132,274)	(28,280)
Other expense—net	(4,051)	(5,547)

Total other expense	(72,214)	(68,450)

Loss before income taxes	(594,061)	(1,941,289)
Income tax benefit	(99,000)	(207,414)

Net loss	$(495,061)	$(1,733,875)

Net loss per common share
Basic	$(0.06)	$(0.21)

Diluted	$(0.06)	$(0.21)

Weighted average common shares outstanding
Basic	8,012,483	8,084,314

Diluted	8,012,483	8,084,314

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended March 31,
	2005	2006
Net loss	$(495,061)	$(1,733,875)
Other comprehensive income (loss):
Unrealized gain on cash flow hedges, net of tax	—	209,157
Unrealized (loss) gain on available-for-sale investments, net of tax	(3,860)	1,509
Equity adjustment from foreign currency translation	(7,592)	(29,788)
Unrealized gain on foreign currency exposure of net investment in foreign operations	—	80,175

Other comprehensive (loss) income, net of tax	(11,452)	261,053

Comprehensive (loss) income	$(506,513)	$(1,472,822)

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2005	2006
Cash flows from operating activities
Net loss	$(495,061)	$(1,733,875)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	503,057	721,422
Deferred income taxes	(99,000)	(103,562)
Provision for bad debts	(42,250)	(21,345)
Stock-based compensation	—	21,742
Change in operating assets and liabilities:
Accounts receivable	1,828,353	1,883,424
Inventories	(1,297,091)	2,031,416
Prepaid expenses and other current assets	(768,091)	(151,000)
Other assets	—	9,719
Accounts payable	340,594	(489,055)
Accrued expenses and other liabilities	(76,423)	(606,872)
Income tax payable/receivable	(541,478)	(154,252)

Net cash (used in) provided by operating activities	(647,390)	1,407,762

Cash flows from investing activities
Purchases of fixed assets	(519,202)	(706,427)
Purchases of fixed assets from related parties	(145,399)	—
Purchases of short-term investments	(11,411,051)	(500,979)
Maturities and sales of short-term investments	500,000	4,500,000
Cash paid for acquisition	—	(2,828,916)
Investment in restricted cash	—	(847,333)
Proceeds from the sale of fixed assets	—	10,000
Purchases of intangibles	(54,164)	—

Net cash used in investing activities	(11,629,816)	(373,655)

Cash flows from financing activities
Line of credit borrowings	—	742,817
Line of credit repayments	—	—
Principal payments on notes payable	(31,250)	(82,901)
Principal payments on capital leases	(9,473)	(106,020)
Proceeds from sale of common stock	4,181,363	—
Proceeds from exercise of stock options	4,050	—

Net cash provided by financing activities	4,144,690	553,896

Effect of exchange rate changes on cash and cash equivalents	(7,592)	135,218

Net (decrease) increase in cash and cash equivalents	(8,140,108)	1,723,221
Cash and cash equivalents at beginning of period	11,476,828	2,668,636

Cash and cash equivalents at end of period	$3,336,720	$4,391,857

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,924	$59,727
Income taxes	$545,000	$190,000

The accompanying notes are an integral part of these consolidated financial statements

ORANGE 21 INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Orange 21 Inc. and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring items, considered necessary for a fair presentation of the consolidated balance sheet as of March 31, 2006, and the consolidated statements of operations and cash flows for the three-month periods ended March 31, 2005 and 2006. The results of the operations for the three-month periods ended March 31, 2006 are not necessarily indicative of the results of operations for the entire year ending December 31, 2006 or for any other period. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations and the Company’s financial statements and notes thereto included in the Orange 21 Inc. Annual Report Form 10-K for the year ended December 31, 2005.

2.	Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123(R), Share-Based Payment, which replaces SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issues to Employees. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company adopted SFAS 123(R) in the first quarter of 2006 using the modified prospective method. Under the modified prospective method, the Company recognizes compensation expense based on the requirements of SFAS 123(R) for all share-based compensation arrangements granted after the effective date and for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 to provide public companies additional guidance in applying the provisions of SFAS 123(R). Among other things, SAB 107 describes the staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS 123(R) with certain existing staff guidance. SAB 107 should be applied upon the adoption of SFAS 123(R).

The adoption of SFAS 123(R)’s fair value method will impact the Company’s results of operations, although it will have no material impact on its overall financial position. The adoption of SFAS 123(R) will increase the Company’s operating expenses. The Company anticipates the increase will be approximately $50,000, $25,000 and $15,000 for the years ended December 31, 2006, 2007 and 2008, respectively, for options that remain unvested as of December 31, 2005. The full impact of adoption of SFAS 123(R) cannot be reasonably estimated at this time because it will depend on levels and types of share-based compensation arrangements in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income (loss) per share, as discussed above.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement may reduce net operating cash flows and increase net financing cash flows in the periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options, and whether the Company has a sufficient Additional Paid-In-Capital windfall pool to cover potential expense.

In March 2005, the FASB issued Financial Interpretation Number (FIN) 47 to clarify the timing of the recording of certain asset retirement obligations required by SFAS 143. FIN 47 is effective December 31, 2005. The adoption of FIN 47 has not had a material impact on the Company’s consolidated results of operations or financial condition.

In May 2005, the FASB issued SFAS 154, which replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will apply SFAS 154 in future periods when it becomes applicable.

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

The following table summarizes short-term investments by security type at March 31, 2006 and December 31, 2005.

At March 31, 2006:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$1,000,000	$—	$—	$1,000,000
Certificates of deposit	480,000	—	1,292	478,708
State and municipal securities	—	—	—	—

	$1,480,000	$—	$1,292	$1,478,708

At December 31, 2005:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$4,500,000	$—	$—	$4,500,000
Certificates of deposit	480,000	—	2,457	477,543
State and municipal securities	500,530	—	345	500,185

	$5,480,530	$—	$2,802	$5,477,728

The following table summarizes the contractual maturities of the Company’s short-term investments:

	December 31, 2005	March 31, 2005
Less than one year	$977,728	$478,708
Due in one to five years	—	—
Due after five years	4,500,000	1,000,000

	$5,477,728	$1,478,708

Auction rate securities, for which the interest rate resets approximately every 7 to 28 days, have been allocated within the contractual maturities table based upon the set maturity date of the security. For the three months ended March 31, 2005 and 2006, the Company did not record any realized gains or losses on its short-term investments.

As of December 31, 2005 and March 31, 2006, the Company had no investments that have been in a continuous unrealized loss position for a period of 12 months.

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

Beginning in April 2005, a majority of the Company’s derivatives were designated and qualified as cash flow hedges. The Company uses forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in its forecasted purchase of products at prices denominated in currencies other than the U.S. dollar. For derivative instruments that are designated and qualify as cash flow hedges, the Company records the effective portion of the gain or loss on the derivative in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. The Company reports the effective portion of cash flow hedges in the same financial statement line as the changes in the value of the hedged item. As of March 31, 2006, the notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges were $10,480,000. As of March 31, 2006, a net loss of $79,000 related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive income.

In the three months ended March 31, 2005 and 2006, the Company did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

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

Other derivatives not designated as hedging instruments under SFAS No. 133 consist of forward contracts the Company uses to hedge foreign currency balance sheet exposures and interest rate swaps. For derivative instruments not designated as hedging instruments under SFAS No. 133, the Company recognizes changes in fair value in earnings in the period of change. The Company recognizes the gains or losses on foreign currency forward contracts used to hedge balance sheet exposures in the foreign currency transaction gain.

As of December 31, 2005 and March 31, 2006, the notional amounts of the Company’s foreign exchange contracts not designated as hedging instruments were $1,775,000 and $2,673,000 respectively. As of March 31, 2006, the fair value of foreign currency derivatives was recorded as a current asset of $5,000.

As of March 31, 2006, notional amounts of the interest rate swaps were 2 million Euro. These swaps were acquired with the purchase of LEM S.r.l. They are not effective hedges of the Company’s interest rate exposures.

Foreign currency derivatives are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements which may include derivatives that do not meet the criteria for hedge accounting. The Company does not enter into foreign exchange contracts for speculative purposes.

5.	Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the fiscal period. Diluted net loss per share is computed giving effect to all potential dilutive common stock, including options, warrants, and convertible notes. For the three months ended March 31, 2005 and 2006, the Company has excluded all stock options and warrants from the calculation of diluted loss per share because the effect of those securities would be anti-dilutive for these periods. The total number of potential common shares excluded from the calculation of diluted loss per share was 888,706 and 1,109,499 for the three months ended March 31, 2005 and 2006, respectively.

6.	Comprehensive Income

Comprehensive income represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive income.

The components of accumulated other comprehensive income, net of tax, are as follows:

	December 31, 2005	March 31, 2006
Unrealized loss on cash flow hedges, net of tax	$(287,668)	$(78,511)
Unrealized loss on available-for-sale investments, net of tax	(1,681)	(172)
Equity adjustment from foreign currency translation	642,021	612,233
Unrealized loss on foreign currency exposure of net investment in foreign operations	(320,175)	(240,000)

Comprehensive income	$32,497	$293,550

7.	Stock Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R). Prior to January 1, 2006, the Company had accounted for stock-based payments under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion 25 and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB 25, no compensation expense was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

Under the modified prospective method of SFAS No. 123(R), compensation expense was recognized during the three months ended March 31, 2006 and includes compensation expense for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and compensation expense for all stock based payments granted after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company’s financial results for the prior periods have not been restated.

As a result of adopting SFAS No. 123(R), during the three months ended March 31, 2006, the Company’s net loss is approximately $14,000 higher than if it had continued to account for stock based compensation under APB 25 as it did for the three months ended March 31, 2005. Basic and diluted earnings per share for the three months ended March 31, 2006 would not have been affected if the Company had not adopted SFAS No. 123(R). Compensation expense was included primarily in general and administrative expense for the period. The adoption of SFAS No. 123(R) had no impact on the Company’s cash flows.

Consistent with the valuation method used for the disclosure only provisions of SFAS No. 123, the Company is using the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. For the three months ended March 31, 2005 and 2006 there were no stock options granted. The Company records stock compensation expense using the straight line vested method over the vesting period, which is generally five years. As of March 31, 2006, the Company had $55,000 of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2 years.

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2006, was $181,000. The aggregate intrinsic value represents the total intrinsic value, based on the Company’s average stock price of $4.29 during the three months ended March 31, 2006.

The reported net income and net income per share for the three months ended March 31, 2005 have been presented below to reflect the impact of the adoption of SFAS No. 123(R) had the Company been required to adopt this standard for the three months ended March 31, 2005.

Three months ended March 31, 2005
Actual net loss	$(495,061)
Less stock-based employee compensation expense determined under the fair value based method	(3,450)

Pro forma net loss	$(498,511)

Basic loss per share	$(0.06)

Diluted loss per share	$(0.06)

Actual net loss per share	$(0.06)

Pro forma net loss per share	$(0.06)

8.	Accounts Receivable

Accounts receivable consisted of the following:

	December 31, 2005	March 31, 2006
Trade receivables	$11,633,107	$10,168,199
Less allowance for doubtful accounts	(505,235)	(564,810)
Less allowance for returns	(1,985,608)	(1,680,289)

	$9,142,264	$7,923,100

9.	Inventories

Inventories consisted of the following:

	December 31, 2005	March 31, 2006
Raw materials	$95,110	$1,492,436
Work in process	—	710,298
Finished goods	11,111,122	8,805,561

	$11,206,232	$11,008,295

The Company’s inventory balances are net of an allowance for obsolescence of approximately $2,182,000 and $2,906,000 at December 31, 2005 and March 31, 2006, respectively.

10.	Financing Arrangements

At both December 31, 2005 and March 31, 2006, the Company had unused lines of credit of $8 million, the availability of which may be reduced by outstanding letters of credit. The Company’s agreement with Comerica Bank expires on July 5, 2006.

The financial agreements contain certain financial and non-financial covenants. At December 31, 2005, the Company was not in compliance with two financial covenants related to maintaining a minimum annual profitability level and tangible net worth requirement. The Company has obtained a waiver of these conditions as of December 31, 2005. At March 31, 2006, the Company was not in compliance with the two financial covenants related to maintaining a minimum tangible net worth and not incurring two consecutive quarters of net losses. The Company has obtained a waiver of these conditions as of March 31, 2006.

The Company also has available letter of credit accommodations, with any payments made by the financial institution to any issuer thereof and/or related parties in connection with the letter of credit accommodations to constitute additional revolving loans to the Company and the amount of all outstanding letter of credit accommodations not to exceed $3.8 million. On April 3, 2006, Comerica Bank issued a letter of credit on behalf of the Company and LEM S.r.l. to San Paolo IMI in the amount of 3 million Euro. The letter of credit served to allow LEM to consolidate the debt outstanding of LEM with San Paolo IMI. The letter of credit reduces the amounts available to the Company under its line of credit with Comerica described above by 3.0 million Euro or $3.8 million.

There were no outstanding letters of credit at December 31, 2005.

11.	Lines of credit

Lines of credit represents short term borrowings and bank overdrafts for LEM S.r.l. This debt is normally negotiated on a yearly basis. Lines of credit amounted to $1,882,484 at March 31, 2006 and bears an interest rate ranging from 4.0% to 5.75%.

12.	Notes Payable

The Company had a term loan with Comerica which was paid in full in June 2005. At March 31, 2005 the loan amount outstanding was approximately $260,000.

Notes payables related to debt assumed by the Company as a result of its acquisition of LEM S.r.l. on January 16, 2006 consists of the following at March 31, 2006:

Unsecured long term debt, EURIBOR interest plus spread at 6.05% payable in quarterly installments due from September 30, 2006	$363,480
Unsecured long term debt, EURIBOR interest plus spread at 3.95% payable in quarterly installments due from December 31, 2005	302,900
Unsecured long term debt, EURIBOR interest plus spread at 5.70% payable in quarterly installments due from September 30, 2006	277,659
Unsecured long term debt, EURIBOR interest plus spread at 3.106% payable in half year installments	212,030
Unsecured long term debt, fixed interest rate at 0.5% payable in half year installments	90,870
Unsecured long term debt, EURIBOR interest plus spread at 3.63% payable in quarterly installments	30,290
Unsecured long term debt, EURIBOR interest plus spread at 3.37% payable in monthly installments	27,943
Unsecured long term debt, EURIBOR interest plus spread at 3.69% payable in monthly installments	21,781
Unsecured long term debt, EURIBOR interest plus spread at 4.67% payable in monthly installments	13,715

1,340,668
Less current portion	(362,426)

Notes payable, less current portion	$978,242

Future minimum payments under long-term debt agreements are as follows:

Twelve months ending March 31	Amount
2007	$362,426
2008	383,292
2009	358,390
2010	173,060
2011	63,500

Total	$1,340,668

13.	Related Party Transactions

Customer Sales

No Fear, Inc., a stockholder, owns retail stores that purchase products from the Company. Aggregated sales to these stores during the three months ended March 31, 2005 and 2006 were $99,000 and $248,000, respectively. Accounts receivable due from these stores amounted to $502,000 and $418,000 at December 31, 2005 and March 31, 2006, respectively.

Stockholders of the Company, other than No Fear, own retail stores and distribution companies that purchase products from the Company. Aggregated sales to these stores during the three months ended March 31, 2005 and 2006 were $274,000 and $231,000, respectively. Accounts receivable due from these entities amounted to $522,000 and $330,000 at December 31, 2005 and March 31, 2006, respectively.

Contract Services

In August 2004, the Company began operating No Fear’s web site on its behalf. In December 2004, the Company signed an agreement with No Fear to develop and maintain their web site. In May 2005, the Company and No Fear mutually agreed to terminate this agreement effective June 30, 2005. Products sold on the site include No Fear and Spy Optic branded products. Under the agreement, the Company was responsible for products purchased from No Fear to fulfill orders including shipping and insurance costs, and all web site development, hosting, and maintenance costs. The Company also paid No Fear a royalty of 5% on net sales. For the three months ended March 31, 2005, the Company purchased $9,000 of products from No Fear to fulfill web site orders. For the three months ended March 31, 2005 the operating loss on this agreement was $23,000 excluding other accounting and administrative costs incurred by the Company in managing the website.

14.	Commitments and Contingencies

Operating Leases

The Company leases its principal administrative and distribution facilities under an operating lease that expires in March 2007. The lease provides for periodic rent adjustments. The Company also leases an administrative and distribution facility in Italy under an agreement that expires in September 2009, but may be terminated by the Company prior to such time with six-months notice. Rent expense was $86,000 and $172,000 for the three months ended March 31, 2005 and 2006, respectively.

Litigation

From time to time, the Company may be party to lawsuits in the ordinary course of business. Some of these claims may lead to litigation.

On March 7, 2005, Oakley, Inc., a major competitor of the Company, filed a lawsuit alleging patent, trade dress and trademark infringement, unfair competition, and false designation of origin. The lawsuit specifically identifies three of the Company’s product styles which accounted for 7% and 4% of the Company’s total sales for the three months ended 2005 and 2006, respectively. While management believes that the lawsuit is without merit, litigation is subject to inherent uncertainties. The Company has sought coverage under its insurance policies with respect to these claims, but it appears coverage may be unavailable. The Company presently has no estimate of any potential loss or range of loss with respect to the lawsuit or any estimate as to the potential costs of defending the lawsuit.

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

In December 2005, two stockholders filed derivative lawsuits in state court in San Diego, purportedly on the Company’s behalf, against eight of the Company’s current or former directors and officers and against one of the Company’s stockholders, No Fear. A consolidated amended complaint was filed in March 2006 alleging that the defendants breached their fiduciary duties and injured Orange 21 by allowing the Company to issue a misleading registration statement and prospectus in connection with the Company’s December 2004 public offering and alleging that No Fear sold Orange 21 stock while having knowledge of material, non-public information. The derivative plaintiffs seek compensatory damages, disgorgement of profits, treble damages and other relief. On May 4, 2006 the Court granted the defendants’ demurrer and dismissed the consolidated complaint, with leave to file an amended complaint.

15.	Information about Operating Segments and Geographic Areas

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company designs, produces and distributes sunglasses, snow and motocross goggles, and branded apparel and accessories for the action sports and lifestyle markets. In January 2006, the Company completed the acquisition of its primary manufacturer LEM S.r.l. located in Italy. LEM continues to manufacture products for non-competing brands in addition to most of the Company’s sunglass products and some of its goggle products. Results for LEM reflect operations of this manufacturer after elimination of intercompany transactions.

Information related to the Company’s operating segments is as follows (in thousands):

	Three months ended March 31,
	2005	2006
Net sales:
Distribution	$8,473	$8,708
Manufacturing	—	674
Intersegment	—	783
Other	—	(783)

	$8,473	$9,382

Operating loss:
Distribution	$(522)	$(1,374)
Manufacturing	—	(499)

	$(522)	$(1,873)

Net loss:
Distribution	$(495)	$(1,130)
Manufacturing	—	(604)

	$(495)	$(1,734)

Identifiable assets:
Distribution	$40,840	$31,895
Manufacturing	—	15,138

	$40,840	$47,033

The Company markets its products domestically and internationally, with its principal international market being Europe. The tables below contain information about the geographic areas in which the Company operates. Revenue is attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

	Three months ended March 31,
	2005	2006
Net sales:
U.S.	$6,477	$7,196
Canada	635	755
Europe and Asia Pacific	1,361	1,431

	$8,473	$9,382

Identifiable assets:
U.S.	$30,967	$22,874
Canada	4,148	4,416
Europe and Asia Pacific	5,725	19,743

	$40,840	$47,033

16.	Business Acquisitions

In January 2006, the Company completed the acquisition of its primary manufacturer LEM S.r.l. The total purchase price of LEM was 3.3 million Euro or $4.0 million in cash, plus a two year earn-out based on LEM’s future sales. Under the terms of the earn-out, the Company is obligated to make quarterly payments based on unit sales, up to a maximum of 1.4 million Euro, through December 31, 2007. It is considered probable that the maximum amount of additional consideration will be earned. Accordingly, the entire amount has been included in the preliminary purchase price allocation below. The acquisition of LEM has allowed the Company to control its primary manufacturer.

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

Cash	$3,972,950
Deferred purchase price	1,696,240
Patent purchased	186,375
Acquisition costs	239,560

Total purchase price	$6,095,125

Cash acquired	$—
Accounts receivable	610,668
Inventories	1,757,876
Prepaid expense and other current assets	341,407
Fixed assets	3,145,981
Intangible assets	180,723
Other assets	70,582
Goodwill	8,964,744

Total assets acquired	15,071,981
Line of credit	1,142,732
Notes payable	1,406,136
Capital leases	1,367,543
Accounts payable	2,592,549
Other liabilities	2,467,896

Net assets acquired	$6,095,125

In connection with the acquisition of LEM S.r.l., the Company has begun to formulate the LEM Integration Plan (the “Plan”). The Plan covers the operations of newly acquired LEM and the Company’s existing businesses, and it includes the evaluation of facility relocations, non-strategic business activities, duplicate functions and other related items. The Company has not finalized the Plan, but as of March 31, 2006 has recognized 501,000 Euro or $607,000 of liabilities related to the Plan, including employee severance costs, moving costs, and other costs related primarily to the consolidation of the Company’s manufacturing facilities. These liabilities were included in the allocation of the purchase price for LEM in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. Costs that are not associated with the acquired company but relate to activities or employees of the Company’s existing operations are charged to earnings as incurred. The Company’s estimates of expected costs may change. Accordingly, as uncertainties related to the Plan are resolved, additional liabilities related to facility relocations, the elimination of nonstrategic business activities and duplicate functions, and other related costs could be recognized. These uncertainties are expected to be resolved within one year of the consummation date of the acquisition, and when determined, additional liabilities could be significant and would be recorded as adjustments to goodwill. If the Company has overestimated these costs, the excess will reduce goodwill in future periods. Conversely, if the Company has underestimated these costs, additional liabilities recognized more than one year after the consummation date of the acquisition will be recorded in earnings.

Assuming the LEM S.r.l. acquisition had occurred as of January 1, 2005, consolidated net sales would have been $9.6 million and $9.5 million for the three months ended March 31, 2005 and 2006, respectively. The net loss would have been $1.1 million and $1.7 million, respectively, for those same periods, and the diluted loss per share would have been $0.14 and $0.21, respectively.

17.	Subsequent Events

LEM S.r.l. is an Italian company. In accordance with Italian law, losses incurred by LEM S.r.l. must be covered by capital contributions at the end of each fiscal year. LEM S.r.l is forecasting a loss for the fiscal year ending June 30, 2006. It is expected that Orange 21 Inc. will have to contribute capital to cover this loss currently estimated at 1.7 million Euro or $2.2 million. To date the Company has loaned LEM S.r.l. 700,000 Euro of debt capital that will be converted to equity to cover a portion of the loss. The capital contribution will have no affect on the total consolidated cash position of the Company. The capital contributed will be used to repay revolving debt when not used for working capital purposes. LEM changed its fiscal year end to December 31 in January 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Important Cautionary Notice to Investors

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this Quarterly Report to conform such statements to actual results or to changes in our expectations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 1A of Part II of this Quarterly Report under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005, previously filed with the Securities and Exchange Commission.

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: risks related our ability to manage growth; risks related to the limited visibility of future orders; the ability to identify and work with qualified manufacturing partners and consultants; the ability to expand distribution channels and retail operations in a timely manner; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; the ability to continue to develop, produce, and introduce innovative new products in a timely manner; the ability to source raw materials and finished products at favorable prices; the ability to identify and execute successfully cost control initiatives; uncertainties associated with our ability to maintain a sufficient supply of products and to manufacture successfully our products; the integration of the LEM acquisition; the performance of new products and continued acceptance of current products; the execution of strategic initiatives and alliances; the impact of ongoing litigation; uncertainties associated with intellectual property protection for our products; matters generally affecting the domestic and global economy, such as changes in interest and currency rates; and other factors described in Item 1A of Part II of this Quarterly Report under the caption “Risk Factors.”

Overview

The following discussion includes the operations of Orange 21 Inc. and its subsidiaries for each of the periods discussed.

We design, develop, manufacture and market premium products for the action sports, motorsports, and youth lifestyle markets. Our principal products, sunglasses and goggles, are marketed primarily under the brand Spy Optic. These products target the action sports market, including surfing, skateboarding and snowboarding, motocross, and the youth lifestyle market within fashion, music and entertainment. We have built our Spy® brand by developing innovative, proprietary products that utilize high-quality materials, handcrafted manufacturing processes and engineered optical lens technology to convey performance, style, quality and value. We sell our products in approximately 5,200 retail locations in the United States and internationally through approximately 3,100 retail locations serviced by us and our international distributors. We have developed strong relationships with key multi-store action sport and youth lifestyle retailers in the United States, such as Cycle Gear, Inc., No Fear, Inc., Pacific Sunwear of California, Inc., Tilly’s Clothing, Shoes & Accessories and Zumiez, Inc., and a strategically selective collection of specialized surf, skate, snow, BMX, mountain bike and motocross stores.

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

In January 2006, we completed the acquisition of its primary manufacturer LEM S.r.l. The total purchase price of LEM was 3.3 million Euro or approximately $4.0 million in cash, plus a two year earn-out based on LEM’s future sales. Under the terms of the earn-out, we are obligated to make quarterly payments based on unit sales, up to a maximum of 1.4 million Euro, through December 31, 2007. It is considered probable that the maximum amount of additional consideration will be earned. Accordingly, the entire amount has been included in the preliminary purchase price allocation below. The acquisition of LEM has allowed us to control our primary manufacturer.

Net Sales

Our net sales are derived primarily from the sale of sunglasses, snow and motocross goggles, and apparel and accessories. Net sales are also derived from sale of eyewear products manufactured by our Italian manufacturer to non-Company owned entities. All intercompany sales transactions are eliminated in the consolidated financial statements.

Cost of Sales and Gross Profit

Our cost of sales consists primarily of finished product, retail packaging and shipping costs. Other costs include costs associated with the purchasing function of our products, quality control and realized gains and losses on currency contracts, primarily in Euros, used to hedge our purchase risk on inventories. In addition, it includes both raw materials and indirect production and overhead costs related to our Italian based manufacturer. All intercompany purchases are eliminated in the consolidated financial statements. In addition, gross profit related to intercompany purchases still in inventory products at the end of the accounting period reported is eliminated in the consolidated financial statements.

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

Shipping and Warehousing Expense

Shipping and warehousing expense consists primarily of wages and related payroll and employee benefit costs, packaging supplies, third-party warehousing and third party fulfillment costs, facility costs and utilities

Research and Development Expense

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

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

Revenue Recognition

Revenues are recognized when the risk of ownership and title passes to our customers. Generally, we extend credit to our customers and do not require collateral. Our payment terms generally range from net-30 to net-90, depending on the country or whether we sell directly to retailers or to a distributor. None of our sales agreements with any of our customers provide for any rights of return. However, we do approve returns on a case-by-case basis at our sole discretion to protect our brands and our image. We provide allowances for estimated returns when revenues are recorded, and related losses have historically been within our expectations. If returns are higher than our estimates, our earnings would be adversely affected.

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

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method we recognize compensation expense for all stock-based payments granted after January 1, 2006 and prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest using the straight line vested method over the requisite service period of the award. Prior to SFAS 123(R) adoption, we accounted for stock-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and accordingly, we were not required to recognize compensation expense for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

Restricted Cash

As of March 31, 2006, we had $847,000 of restricted cash which was held in an escrow account. The cash represents a requirement in accordance with the purchase agreement of LEM S.r.l. The escrow account relates to the earn-out provision of the purchase agreement. The escrow account must be maintained through June 30, 2007.

Accounts Receivable

Throughout the year, we perform credit evaluations of our customers, and we adjust credit limits based on payment history and the customer’s current creditworthiness. We continuously monitor our collections and maintain a reserve for estimated credit losses based on our historical experience and any specific customer collection issues that have been identified. Historically, our losses have been consistent with our estimates, but there can be no assurance that we will continue to experience the same credit loss rates that we have experienced in the past. Unforeseen, material financial difficulties of our customers could have an adverse impact on our profits.

Inventories

Inventories consist primarily of raw materials and finished products, including sunglasses, goggles, apparel and accessories, product components such as replacement lens, purchasing and quality control costs, and packaging and shipping materials. Inventory items are carried on the books at the lower of cost or market using the first in first out method of inventory. Periodic physical counts of inventory items are conducted to help verify the balance of inventory. A reserve is maintained for obsolete or slow moving inventory.

Goodwill

We evaluate the recoverability of goodwill at least annually based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is computed based on estimated future cash flows discounted at a rate that approximates our cost of capital. Such estimates are subject to change, and we may be required to recognize impairment losses in the future.

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

Foreign Currency and Derivative Instruments

The functional currency of our wholly owned subsidiaries, Spy Optic, S.r.l., LEM S.r.l., and our Canadian division is the local currency. Accordingly, we are exposed to transaction gains and losses that could result from changes in foreign currency. Assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income (loss).

We designate our derivatives based upon the criteria established by SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain hedging Activities – an amendment of SFAS 133, (SFAS 138) and Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (SFAS 149), requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s fair value gain or loss is initially reported as a component of accumulated other comprehensive income (loss). Any realized gain or loss on such derivative is reported in cost of goods sold in the accounting period in which the derivative matures. The fair value gain or loss from the ineffective portion of the derivative is reported in cost of goods sold immediately. For a derivative that does not qualify as a cash flow hedge, the change in fair value is recognized at the end of each accounting period in cost of goods sold.

Commitments and Contingencies

We have entered into operating leases, primarily for facilities, and have commitments under endorsement contracts with selected athletes and others who endorse our products.

Results of Operations

Three Months Ended March 31, 2006 and 2005

Net Sales

Our total net sales increased 11% to $9.4 million for the three months ended March 31, 2006 from $8.5 million for the three months ended March 31, 2005. LEM S.r.l., which we acquired on January 16, 2006, accounted for $674,000 of our consolidated net sales growth for the three months ended March 31, 2006. Net sales from our U.S. and Canada operations increased 12% to $7.9 million for the three months ended March 31, 2006 from $7.1 million in the comparable period of the prior year and net sales from our foreign operations decreased 46% to $806,000 from $1.4 million for this same period. The increase in net sales from the U.S. and Canada operations were the result of the introduction of several new styles and expanded distribution. Net sales decreased from foreign operations due primarily to a decrease in sales in Australia and Asia as a result of distributor changes. Eleven percent of the international sales decline was attributable primarily to a stronger U.S. dollar against the Euro. Net sales from the U.S. and Canada operations represented 91% and 83% of total net sales for the three months ended March 31, 2006 and 2005, respectively. Net sales from the foreign operations represented 9% and 17% of total net sales for the three months ended March 31, 2006 and 2005, respectively. Sunglass unit shipments decreased 3% with an 8% increase in the average sales price. Goggle unit shipments decreased 1% with a 15% increase in the average sales price. The sales mix on a dollar basis for the three months ended March 31, 2006 was 69% for sunglasses, 25% for goggles and 6% for apparel and accessories. The sales mix on a dollar basis for the three months ended March 31, 2005 was 69% for sunglasses, 24% for goggles and 7% for apparel and accessories. At March 31, 2006, we had received orders equal to $1.9 million and we expect to fulfill such orders during the next three months.

Cost of Sales and Gross Profit

Our consolidated gross profit margin increased 11% to $4.5 million for the three months ended March 31, 2006 from $4.1 million in the comparable period in the prior year. LEM S.r.l. accounted for $62,000 of our consolidated gross profit growth for the three months ended March 31, 2006. The remaining increase in absolute dollars was due primarily to the increase in sales volume. As a percentage of net sales, gross profit was 48% for the three months ended March 31, 2006 and 2005. While gross profits as a percentage of sales remained unchanged, gross profits were affected negatively by lower gross margins from LEM S.r.l. , the unfavorable impact on gross margins caused by product purchases denominated in Euro, and slightly higher returns and sales discounts. This was offset by a higher average sales price increases in sunglass and goggle sales.

We expect that our gross profit will fluctuate in the future as we expand into new product categories based on our product mix, product costs, shipping costs, product return and refund rates and handling and packaging costs for the various products. We also expect gross profit margins will be affected in the future by our acquisition of LEM S.r.l. which has substantially lower margins than our other business segments and the impact of the Euro on product purchases.

Sales and Marketing Expense

Sales and marketing expense increased 22% to $3.5 million for the three months ended March 31, 2006 from $2.9 million in comparable period in the prior year. The increase in sales and marketing expense primarily was due to increased point-of-purchase and sales display expenses of $312,000, an increase in sales meeting and trade show conference expenses of $158,000, an increase in marketing consulting costs of $46,000, and an increase in advertising expenses of $43,000. LEM S.r.l. accounted for $60,000 of the consolidated sales and marketing expenses for the three months ended March 31, 2006. As a percentage of net sales, sales and marketing expense was 37% for the three months ended March 31, 2006, up from 34% for the three months ended March 31, 2005.

We expect sales and marketing expense to continue to increase in absolute dollars as a result of continued expansion of our sales and marketing efforts outside of California but to decrease as a percentage of net sales.

General and Administrative Expense

General and administrative expense increased 65% to $2.1 million for the three months ended March 31, 2006 from $1.3 million in the comparable period in the prior year. The increase in general and administrative expense primarily was due to increases in wages and related payroll taxes of $65,000, increases in legal and accounting fees of $270,000, increases in insurance of $43,000, and an increase in employee hiring and relocation costs of $53,000. Increases in accounting expenses were primarily due to the Company’s additional annual audit requirements as a result of the acquisition of LEM. Increases in legal expenses were due primarily to outstanding litigation matters. LEM S.r.l. accounted for $362,000 of the consolidated general and administrative expenses for the three months ended March 31, 2006. As a percentage of net sales, general and administrative expense was 22% for the three months ended March 31, 2006, up from 15% for the three months ended March 31, 2005.

We expect general and administrative expense to continue to increase in absolute dollars as a result of continued expansion of our administrative infrastructure in support of a broader product portfolio and support of our foreign subsidiaries, and increased expenses associated with being a public company.

Shipping and Warehousing Expense

Shipping and warehousing expense increased 63% to $476,000 for the three months ended March 31, 2006 from $292,000 for the comparable period in the prior year. The increase was due primarily to an increase in rent due to additional warehouse requirements for storing inventory of $45,000, and third-party warehousing expenses of $96,000 due to the transfer of our fulfillment requirements for our international business to an outside agency. We completed the transfer of international fulfillment requirements to the outside agency in the fourth quarter of 2005. LEM S.r.l. accounted for $58,000 of the consolidated shipping and warehousing expenses for the three months ended March 31, 2006. As a percentage of net sales, shipping and warehousing expense was 5% for the three months ended March 31, 2006, up from 3% for the three months ended March 31, 2005.

If our net sales increase, we expect shipping and warehousing expense to increase in absolute dollars if our net sales increase but to decrease as a percentage of net sales as a result of leveraging the fixed expense over greater net sales. If our net sales decrease, we expect shipping and warehousing expense to decrease.

Research and Development Expense

Research and development expense increased 95% to $266,000 for the three months ended March 31, 2006 from $136,000 in the comparable period in the prior year. The increase was due primarily to increased compensation and related payroll taxes of $27,000, increased consulting fees of $16,000 and increased travel expenses of $15,000. LEM S.r.l. accounted for approximately $42,000 of the consolidated research and development expenses for the three months ended March 31, 2006. As a percentage of net sales, research and development expense was 3% for the three months ended March 31, 2006, up from 2% for the three months ended March 31, 2005.

We expect research and development expense to increase in absolute dollars in the future as a result of increased investments in existing and new product offerings.

Other (Expense) Income

Other expense was $68,000 for the three months ended March 31, 2006 compared to $72,000 in the comparable period in the prior year. The change in other net expense is primarily due a decrease in the foreign exchange loss of $104,000 resulting from the Company’s adoption of hedge accounting in 2005, offset by a reduction in investment income of $22,000 due to lower average cash and investment balances. LEM S.r.l. accounted for $79,000 of the consolidated other net expense for the three months ended March 31, 2006 primarily due to interest expense on outstanding debt of $77,000.

Income Tax Provision

The income tax provision for the three months ended March 31, 2006 was a tax benefit of $207,000 compared to a tax benefit of $99,000 in the comparable period in the prior year. The increase in the income tax benefit was due primarily to an increase in the pretax loss incurred by the U.S. and Canada operations.

Net Loss

A net loss of $1.7 million was incurred for the three months ended March 31, 2006 compared to a net loss of $495,000 in the comparable period in the prior year. LEM S.r.l. accounted for $604,000 of the consolidated net loss for the three months ended March 31, 2006. A higher net loss was incurred for the U.S. and Canada operations of approximately $504,000 for the three months ended March 31, 2006, from a net loss of $169,000 in the comparable period in the prior year due primarily to lower gross margins and higher operating expenses particularly sales and marketing expenses and general and administrative expenses. A higher net loss of $626,000 was also incurred for the foreign operation for the three months ended March 31, 2006 from a net loss of $326,000 in the comparable period in the prior year due primarily to a decrease in year over year revenue in Australian and Asia territories.

Liquidity and Capital Resources

Historically we have financed our operations primarily through sales of our common stock and borrowings under our credit facilities and from private lenders.

Our principal sources of liquidity are our cash and lines of credit. At both December 31, 2005 and March 31, 2006, we had unused lines of credit of $8.0 million. However, in April 2006, we established a letter of credit on behalf of LEM in the amount of 3.0 million Euro or $3.8 million, which reduced the amount available under this facility.

Cash provided by or used in operating activities consists primarily of the net loss adjusted primarily for certain non-cash items including depreciation, amortization, deferred income taxes, provision for bad debts, stock compensation expense and the effect of changes in working capital and other activities. Cash provided for in operating activities for the three months ended March 31, 2006 was approximately $1.4 million and consisted of a net loss of $1.7 million, adjustments for non-cash items of approximately $618,000, and $2.5 million provided by working capital and other activities. Working capital and other activities consisted primarily of a decrease in accounts receivables of $1.9 million, and a decrease in inventory of $2 million due to sales and improved inventory management. This was offset by a decrease in accounts payable and accrued liabilities of $1.1 million.

Cash used in operating activities for the three months ended March 31, 2005 was $647,000 and consisted of a net loss of $495,000, adjustments for non-cash items of $362,000, and $514,000 used by working capital and other activities. Working capital and other activities consisted primarily of a decrease in accounts receivable of $1.8 million due primarily to cash collections, an increase in inventory of $1.3 million due primarily to purchases related to our new product lines, a net increase in accounts payable and accrued liabilities of $264,000, offset by an increase in prepaid expenses of $768,000 due to prepayments related to point-of purchase displays and production deposits, and a decrease in the income tax payable due primarily to payments related to our U.S. tax liabilities of $541,000.

Cash used in investing activities for the three months ended March 31, 2006 was $374,000 and was attributable primarily to net short-term investments made primarily from a portion of the net proceeds of our initial public offering of $4.0 million, capital expenditures of $706,000, and $2.8 million for the acquisition of LEM S.r.l. Capital expenditures were primarily for the purchase of retail point-of-purchase displays.

Cash used in investing activities for the three months ended March 31, 2005 was $11.6 million and was attributable primarily to short-term investments made primarily from the proceeds of our initial public offering of $10.9 million, and capital expenditures of $665,000. Capital expenditures were for the purchase of retail point-of-purchase displays, box vans, and other corporate assets.

Cash provided by financing activities for the three months ended March 31, 2006 was $554,000 and was due primarily to an increase advances on LEM’s lines of credit of $743,000. This was offset by principal payments on LEM note payables and capital leases of $189,000.

Cash provided by financing activities for the three months ended March 31, 2005 was $4.1 million and was due primarily to the sale of common stock to cover over-allotments as a result of our initial public offering.

LEM S.r.l. is an Italian Company. In accordance with Italian law, losses incurred by LEM S.r.l. must be covered by capital contributions at the end of each fiscal year. LEM S.r.l is forecasting a loss for the fiscal year ending June 30, 2006. It is expected that Orange 21 Inc. will have to contribute capital to cover this loss currently estimated at 1.7 million Euro or $2.2 million. To date the Company has loaned LEM S.r.l. 700,000 Euro of debt capital that will be converted to equity to cover a portion of the loss. The capital contribution will have no affect on the total consolidated cash position of the Company. The capital contributed will be used to repay revolving debt when not used for working capital purposes. LEM changed its fiscal year end to December 31 in 2006.

In addition, from time to time we may have to make loan advances to LEM to cover working capital needs.

Contractual obligations and commitments

At March 31, 2006, future minimum payments under long-term debt agreements of $362,000 were due within one year, $742,000 were due within one to three years and $237,000 were due within three to five years. Future minimum lease payments under non cancelable operating leases and future minimum capital lease payments of $599,885 were due within one year, $872,690 were due within one to three years, $584,896 were due within three to five years and $500,401 was due after five years.

Credit Facilities

Our line of credit with Comerica Bank allows for borrowings up to $8 million and matures in July 2006. At both December 31, 2005 and March 31, 2006, amounts outstanding under our line of credit were zero. On April 3, 2006, Comerica Bank issued a letter of credit on behalf of us and LEM S.r.l. to San Paolo IMI in the amount of €3.0 million. The letter of credit served to allow LEM to consolidate the debt outstanding of LEM with San Paolo IMI. The letter of credit reduces the amounts available to us under our line of credit by $3.8 million.

We also had a term loan with Comerica which was paid in full in June 2005. At March 31, 2005 the loan amount outstanding was $260,000.

We have a foreign exchange facility of $1.8 million with Comerica. This facility allows us to purchase up to $18.0 million in currency contracts used primarily to hedge our foreign currency exposure, primarily product purchases from our suppliers in Euro. This foreign exchange facility is due to mature in July 2006. As of March 31, 2006, our total outstanding currency contracts under this facility converted to U.S. dollars was $7.8 million. This represents 6.4 million Euro foreign currency contracts at March 31, 2006.

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

At December 31, 2005, we were not in compliance with the minimum annual profit and tangible net worth requirements and obtained a waiver of these covenants from the lender. At March 31, 2006, we are not in compliance with the two financial covenants related to maintaining a minimum tangible net worth and not incurring two consecutive quarterly net losses. We obtained a waiver of these conditions as of March 31, 2006.

In addition to loan facilities, we have historically relied upon loans from private lenders to fund our working capital needs. At both December 31, 2005 and March 31, 2006, there was no private lender debt outstanding.

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

Deferred Taxes

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the deferred tax assets, net of the valuation allowance, will be realized. Accordingly, we have recorded no valuation allowance for its U.S. operations at December 31, 2005 and March 31, 2006. We have recorded a $632,000 and $1,953,000 valuation allowance for its wholly owned subsidiary, Spy Optic, S.r.l. at December 31, 2005 and March 31, 2006, respectively.

Backlog

Historically, purchases of sunglass and motocross eyewear products have not involved significant pre-booking activity. Purchases of our snow goggle products are generally pre-booked and shipped primarily from August to October. At March 31, 2005 and 2006, excluding backlog related to the acquisition of LEM, we had a backlog, including backorders (merchandise remaining unshipped beyond its scheduled shipping date), of $1.3 million and $1.9 million, respectively. The increase in the backlog was attributable primarily to pre-booking across our product lines and late product deliveries in the first quarter, which late product deliveries could continue in future quarters if we do not improve historical manufacturing procedures at LEM. LEM’s backlog amounted to 672,000 Euro, or approximately $814,000, after eliminating intercompany orders.

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

Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At March 31, 2006, we had no debt outstanding under our loan facilities with Comerica. We had unused lines of credit with Comerica of $8 million. On April 3, 2006, Comerica issued a letter of credit on our behalf in the amount of 3.0 million Euro. This letter of credit reduces the amount available to us under the line of credit by $3.8 million, adjusted for changes in the Euro rate. The amounts outstanding under these loan facilities at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest rate would have a material effect on our results of operations or financial condition.

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

We operate our business and derive a substantial portion of our net sales outside of the U.S. In the three months ended March 31, 2005 and 2006, we derived 9% and 17% of our net sales in the rest of the world. We also purchase a majority of our products in transactions denominated in Euros. As a result, we are exposed to movements in foreign currency exchange rates between the local currencies of the foreign markets in which we operate and the U.S. dollar. Our foreign currency exposure is generally related to Europe. A strengthening of the Euro relative to the U.S. dollar or to other currencies in which we receive revenues could impact negatively the demand for our products, could increase our manufacturing costs and could reduce our results of operations. In addition, we manufacture a substantial amount of our sunglass and goggle products in Italy. Because these purchases are paid in Euros, we face currency risk. A strengthening Euro could negatively affect the cost of our products and reduce our gross profit margins.

We use forward contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted purchase of products at prices denominated in Euros. We also use other derivatives not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” consisting of forward contracts to hedge foreign currency balance sheet exposures and interest rate swaps. We recognize the gains and losses on foreign currency forward contracts not designated as hedging instruments in the same period as the remeasurement losses and gains of the related foreign currency-denominated exposures.

As of March 31, 2006, we had purchased a total of 8.6 million Euro foreign currency contracts designated as cash flow hedges at an average Euro rate of 1.22 Euro to U.S. dollar and sold 2.2 million Euro foreign currency contracts at an average Euro rate of 1.22. These foreign currency contracts are not designated as hedging instruments. The exchange rate for the Euro to the U.S. dollar ranged from 1.16 to 1.37 for the period January 1, 2005 through March 31, 2006 with an average of 1.24.

As of March 31, 2006, notional amounts of the interest rate swaps were 2 million Euro. These swaps were acquired with the purchase of LEM S.r.l. They are not effective hedges of the Company’s interest rate exposures.

As part of our risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from a change in foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which we were exposed at March 31, 2006 through its derivative financial instruments.

The estimated one-day loss from our foreign currency derivative financial instruments, calculated using the sensitivity model described above, is $739,000 at March 31, 2006. We believe that such a hypothetical loss from derivatives would be offset by increases in the value of the underlying transactions being hedged.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Payment, which replaces SFAS 123, Accounting for Stock-Based Compensation and supercedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We adopted SFAS 123(R) in the first quarter of 2006 using the modified prospective method. Under the modified prospective method, we recognize compensation expense based on the requirements of SFAS 123(R) for all share-based compensation arrangements granted after the effective date and for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 to provide public companies additional guidance in applying the provisions of SFAS 123(R). Among other things, SAB 107 describes the staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS 123(R) with certain existing staff guidance. SAB 107 should be applied upon the adoption of SFAS 123(R).

The adoption of SFAS 123(R)’s fair value method will impact our results of operations, although it will have no material impact on our overall financial position. The adoption of SFAS 123(R) will increase our operating expenses. We anticipate the increase will be approximately $50,000, $25,000 and $15,000 for the years ended December 31, 2006, 2007 and 2008, respectively, for options that remain unvested as of December 31, 2005. The full impact of adoption of SFAS 123(R) cannot be reasonably estimated at this time because it will depend on levels and types of share-based compensation arrangements in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income (loss) per share, as discussed above.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement may reduce net operating cash flows and increase net financing cash flows in the periods after adoption. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options, and whether we have a sufficient Additional Paid-In-Capital windfall pool to cover potential expense.

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

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures

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

During the fiscal quarter ended March 31, 2006, we completed our acquisition of our primary manufacturer LEM S.r.l. Other than those changes resulting from this acquisition, there was no change in our internal control over financial reporting identified in connection with the evaluation described above that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See footnote 14 to the financial statements.

Item 1A.	Risk Factors

You should consider each of the following factors as well as the other information in this Quarterly Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also refer to the other information set forth in this Quarterly Report, including our financial statements and the related notes.

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

We are evaluating potential entries into or expansion of new product offerings, such as handmade fashion sunglasses and prescription eyewear frames. In expanding our product offerings, we intend to leverage our sales and marketing platform and customer base to develop these opportunities. While we have generally been successful promoting our sunglasses and goggles in our target markets, we cannot predict whether we will be successful in gaining market acceptance for any new products that we may develop. In addition, expansion of our business strategy into new product offerings will require us to incur significant sales and marketing expenses. These requirements could strain our management and financial and operational resources. Additional challenges that may affect our ability to expand our product offerings include our ability to:

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

If sales become concentrated in a limited number of our products, we could be exposed to risk if consumer demand for such products were to decline. In both the three months ended March 31, 2005 and 2006, 69% of our net sales were derived from sales of our sunglass products and 25% and 24%, respectively, of our net sales were derived from sales of our goggle products. In addition, in the three months ended March 31, 2005 and 2006, 16% and 20%, respectively, of our net sales related to our sunglass products were derived from two models of our product line. As a result of these concentrations in net sales, our operating results could be harmed if sales of any of these products were to decline substantially and we were not able to increase sales of other products to replace such lost sales.

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

Although our manufacturing relationship with LEM is secure as a result of our acquisition of LEM S.r.l. in January 2006, we do not have long-term agreements with any of our other manufacturers. We cannot be certain that we will not experience difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs and failures to comply with our requirements for the proper utilization of our intellectual property. If our relationship with any of our manufacturers is interrupted or terminated for any reason, including the failure of any manufacturer to be able to perform its obligations under our agreement or the termination of our agreement by any of our manufacturers, we would need to locate alternative manufacturing sources. The establishment of new manufacturing relationships involves numerous uncertainties, and we cannot be certain that we would be able to obtain alternative manufacturing sources in a manner that would enable us to meet our customer orders on a timely basis or on satisfactory commercial terms. If we are required to change any of our major manufacturers, we would likely experience increased costs, substantial disruptions in the manufacture and shipment of our products and a loss of net sales.

Historically, we have purchased substantially all of our products from two manufacturers, LEM and Intersol. In the three months ended March 31, 2005 and 2006, we purchased approximately 79% and 69%, respectively, of these products from LEM and approximately 15% and 0%, respectively, of these products from Intersol. In January 2006, we acquired LEM S.r.l. As a result, we expect in the future that the majority of our sunglass and goggle products will be manufactured by LEM and the portion of our products manufactured by Intersol will decrease.

Our manufacturers must be able to continue to procure raw materials and we must continue to receive timely deliveries from our manufacturers to sell our products profitably.

The capacity of our manufacturers, including our subsidiary LEM, which manufactures a substantial majority of our products, to manufacture our products is dependent upon the availability of raw materials used in the fabrication of eyeglasses. Our manufacturers, including LEM, have experienced in the past, and may experience in the future, shortages of raw materials and other production delays which have resulted in delays in deliveries of our products by our manufacturers of up to several months. For example, in fiscal 2003 and 2005, we experienced delays in the delivery of goggle shipments due to manufacturing problems. We believe the delays may have reduced our net sales in the third quarters of both fiscal 2003 and 2005 by less than 5% and 6%, respectively and could have an impact on our ability to manufacture product to meet sales demand in our current fiscal year. Any shortage of raw materials or inability of a manufacturer to manufacture or ship our products in a timely manner, or at all, could impair our ability to ship orders of our products in a timely manner and could cause us to miss the delivery requirements of our customers. As a result, we could experience cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could harm our net sales, results of operations and reputation. In addition, LEM provides manufacturing services to other companies under supply agreements. The inability of LEM to manufacture and ship products in a timely manner could result in breaches of the agreements with these companies, which could harm our results of operations and reputation.

Any failure to maintain ongoing sales through our independent sales representatives or maintain our international distributor relationships could harm our business.

We sell our products to retail locations in the U.S. and internationally through retail locations serviced by us through our direct sales team and a network of independent sales representatives in the U.S., and through our international distributors. We rely on these independent sales representatives and distributors to provide customer contacts and market our products directly to our customer base. Our independent sales representatives are not obligated to continue selling our products, and they may terminate their arrangements with us at any time with limited notice. We do not have long-term agreements with our international distributors. Our ability to maintain or increase our net sales will depend in large part on our success in developing and maintaining relationships with our independent sales representatives and our international distributors. It is possible that we may not be able to maintain or expand these relationships successfully or secure agreements with additional sales representatives or distributors on commercially reasonable terms, or at all. Any failure to develop and maintain our relationships with our independent sales representatives or our international distributors, and any failure of our independent sales representatives or international distributors to effectively market our products, could harm our net sales.

We face business, political, operational, financial and economic risks because a significant portion of our operations and sales are to customers outside of the United States.

Our European sales and administration operations are located in Italy, and our primary manufacturers are located in Italy. In addition, we distribute our products from an outsourced facility based in the Netherlands. In the three months ended March 31, 2005 and 2006, we derived 91% and 83% of our net sales from the U.S. and Canada operations, respectively, and 9% and 17% of our net sales from our foreign operations, respectively. We are subject to risks inherent in international business, many of which are beyond our control, including:

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

We sell a majority of our products in transactions denominated in U.S. dollars; however, we purchase a substantial portion of our products from our manufacturers in transactions denominated in Euros. As a result, if the U.S. dollar were to weaken against the Euro, our cost of sales could increase substantially. We also are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our Italian subsidiary, Spy Optic, S.r.l., and due to net sales in Canada. Between January 1, 2005 and March 31, 2006, the Euro to U.S. dollar exchange rate has ranged from 1.16 to 1.37. Between January 1, 2005 and March 31, 2006, the Canadian dollar to U.S. dollar exchange rate has ranged from 0.79 to 0.89. For the three months ended March 31, 2005 and 2006, we had an unrealized foreign currency loss of approximately $132,000 and $28,000, representing 2% and 0% of our net sales, respectively. As of March 31, 2006, we had purchased a total of 6.4 million Euro foreign currency contracts at an average Euro rate of 1.22 Euro to U.S. dollar.

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

No Fear, Inc. beneficially owns approximately 11% of our outstanding common stock. As a result of No Fear’s ownership interest, No Fear has the ability to influence who is elected to our board of directors each year and, through those directors, to influence our management, operations and potential significant corporate actions. In addition, as a purchaser of our products, No Fear accounted for approximately $99,000 and $248,000 of our net sales for the three months ended March 31, 2005 and 2006, respectively. No Fear may have interests that conflict with, or are different from, the interests of our other stockholders. These conflicts of interest could include potential competitive business activities, corporate opportunities, indemnity arrangements, registration rights, sales or distributions by No Fear of our common stock and the exercise by No Fear of its ability to influence our management and affairs. Further, this concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our other stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, could harm the market price of our common stock and could impede the growth of our company. Our certificate of incorporation does not contain any provisions designed to facilitate resolution of actual or potential conflicts of interest or to ensure that potential business opportunities that may become available to both No Fear and us will be reserved for or made available to us. If these conflicts of interest are not resolved in a manner favorable to our stockholders, our stockholders’ interests may be substantially harmed.

In addition, Mark Simo, the Chairman of our board of directors, serves as the Chief Executive Officer and Chairman of the board of directors of No Fear and owns approximately 37% of No Fear’s outstanding common stock. As a result of his position in No Fear, Mr. Simo may face conflicts of interest in connection with transactions between us and No Fear.

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

Since we sell our products internationally and are dependent on foreign manufacturing in Italy and China, we also are dependent on the laws of foreign countries to protect our intellectual property. These laws may not protect intellectual property rights to the same extent or in the same manner as the laws of the U.S. Although we will continue to devote substantial resources to the establishment and protection of our intellectual property on a worldwide basis, we cannot be certain that these efforts will be successful or that the costs associated with protecting our rights abroad will not be extensive. As of the date of this report, we have been unable to register Spy as a trademark for our products in a few selected markets in which we do business. In addition, although we have filed applications for federal registration, we have no trademark registrations for Spy for our accessory products currently being sold. We may face significant expenses and liability in connection with the protection of our intellectual property rights both inside and outside of the United States and, if we are unable to successfully protect our intellectual property rights or resolve any conflicts, our results of operations may be harmed.

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

On March 7, 2005, Oakley, Inc, one of our major competitors, filed a lawsuit alleging patent trade dress and trademark infringement, unfair competition, and false designation of origin. The lawsuit specifically identifies three of our product styles which accounted for 7% and 4% of our total net sales for the three months ended March 31, 2005 and 2006, respectively. While management believes the lawsuit is without merit, litigation is subject to inherent uncertainties and an unfavorable outcome could negatively affect our operating results. We have sought coverage under our insurance policies with respect to these claims, but it appears coverage may be unavailable.

If we fail to manage any growth that we might experience, our business could be harmed and we may have to incur significant expenditures to address this growth. We have sought coverage under our insurance policies with respect to these claims, but it appears coverage may be unavailable.

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

In January 2006, we acquired LEM S.r.l. The aggregate purchase price was 3.3 million Euro or $4.0 million in cash, plus a two year earn-out based on LEM’s future sales. Under the terms of the earn-out, we are obligated to make quarterly payments based on unit sales, up to a maximum of 1.4 million Euro, through December 31, 2007. We expect to continue to consider other opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base, although we have no specific agreements with respect to potential acquisitions or investments. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions, including LEM, and strategic investments involve numerous risks, including:

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

In addition, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, we are required to test goodwill for impairment at least annually, or more frequently if events or circumstances exist which indicate that goodwill may be impaired. As a result of changes in circumstances after valuing assets in connection with acquisitions, we may be required to take write-downs of intangible assets, including goodwill, which could be significant.

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

Sales of our common stock in the public market, or the perception that such sales might occur, could cause the market price of our common stock to decline. As of May 8, 2006, we have 8,084,314 shares of common stock outstanding and 876,404 shares subject to unexercised options to purchase shares of common stock that are fully vested. In addition, in connection with our initial public offering, we issued warrants to purchase up to 147,000 shares of common stock to Roth Capital Partners, LLC, and an affiliate.

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

In December 2005, two stockholders filed derivative lawsuits in state court in San Diego, purportedly on our behalf, against eight of our current or former directors and officers and against one of our stockholders, No Fear. A consolidated amended complaint was filed in March 2006 alleging that the defendants breached their fiduciary duties and injured us by allowing us to issue a misleading registration statement and prospectus in connection with our December 2004 public offering and alleging that No Fear sold Orange 21 stock while having knowledge of material, non-public information. The derivative plaintiffs seek compensatory damages, disgorgement of profits, treble damages and other relief. The case is still in the pretrial stage. On May 4, 2006 the Court granted the defendants’ demurrer and dismissed the consolidated complaint, with leave to file an amended complaint.

This litigation presents a distraction to our management and is expensive to conduct. This could negatively affect our operating results.

Item 6.	Exhibits

Exhibit Number	Description of Document

3.2	Restated Certificate of Incorporation (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

3.4	Amended and Restated Bylaws (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

10.25+	Form of Executive Employment Agreement entered into by and between Orange 21 Inc. and certain executive officers (incorporated by reference to Form 8-K filed February 10, 2006).

10.27+	Executive Employment Agreement by and between Orange 21 Inc. and Jerry Kohlscheen dated March 1, 2006 (incorporated by reference to Form 8-K filed March 7, 2006).

10.28+	Separation Agreement by and between Orange 21 Inc. and Grant Guenther dated January 9, 2006 (incorporated by reference to Form 8-K filed January 13, 2006).

10.29	Addendum dated January 30, 2006 to Commercial Lease Agreement dated May 31, 2005 by and between the Levine Family Trust as Lessor and Orange 21 Inc. as Lessee (incorporated by reference to Form 10-K filed April 17, 2006).

10.30	Letter from Comerica Bank to Orange 21 Inc. dated March 27, 2006 (incorporated by reference to Form 10-K filed April 17, 2006).

31.1	Rule 13a-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a) certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.§1350).

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orange 21 Inc.

Date: May 15, 2006	By	/s/ Barry Buchholtz
Barry Buchholtz
Chief Executive Officer

Date: May 15, 2006	By	/s/ Michael Brower
Michael Brower
Chief Financial Officer