Form 10-Q
period 2006-06-30
Orange 21 Inc.
filed 2006-08-14
CIK 932372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 000-51071

ORANGE 21 INC.

(Exact name of Registrant as specified in its charter)

Delaware	33-0580186
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2070 Las Palmas Drive, Carlsbad, CA 92009	(760) 804-8420
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

As of August 7, 2006, there were 8,181,814 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

ORANGE 21 INC. AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	June 30, 2006
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,668,636	$3,004,345
Short-term investments	5,477,728	1,000,000
Restricted cash	—	850,027
Accounts receivable—net	9,142,264	8,294,501
Inventories	11,206,232	12,305,072
Prepaid expenses and other current assets	1,374,350	2,225,599
Income taxes receivable	239,046	457,016
Deferred income taxes	1,512,584	1,361,003

Total current assets	31,620,840	29,497,563
Property, plant and equipment—net	4,636,305	8,676,438
Goodwill	—	9,513,701
Intangible assets, net of accumulated amortization of $395,760 (2005) and $417,220 (2006)	483,854	479,632
Deferred income taxes	126,000	598,000
Other long-term assets	1,389,682	64,647

Total assets	$38,256,681	$48,829,981

Liabilities and Stockholders’ Equity
Current liabilities
Lines of credit	$—	$1,134,770
Current portion of notes payable	—	456,400
Current portion of capitalized leases	19,575	470,645
Accounts payable	1,643,427	5,126,362
Accrued expenses and other liabilities	2,349,946	4,159,633
Deferred purchase price obligation	—	1,543,029

Total current liabilities	4,012,948	12,890,839
Notes payable, less current portion	—	1,294,117
Capitalized leases, less current portion	12,588	774,446
Other liabilities	—	818,984

Total liabilities	4,025,536	15,778,386
Commitments and contingencies
Stockholders’ equity
Preferred stock; par value $0.0001; 5,000,000 authorized	—	—
Common stock; par value $0.0001; 100,000,000 shares authorized; 8,084,314 and 8,181,814 shares issued and outstanding December 31, 2005 and June 30, 2006, respectively	806	806
Additional paid-in capital	36,099,820	36,149,615
Accumulated other comprehensive income	32,497	1,295,233
Accumulated deficit	(1,901,978)	(4,394,059)

Total stockholders’ equity	34,231,145	33,051,595

Total liabilities and stockholders’ equity	$38,256,681	$48,829,981

The accompanying notes are an integral part of these consolidated financial statements

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Net sales	$10,415,630	$10,270,532	$18,888,183	$19,653,012
Cost of sales	4,786,473	4,760,827	9,184,167	9,628,073

Gross profit	5,629,157	5,509,705	9,704,016	10,024,939

Operating expenses
Sales and marketing	3,050,056	3,495,165	5,918,557	7,001,758
General and administrative	1,555,128	2,460,360	2,855,069	4,599,692
Shipping and warehousing	297,402	473,788	589,591	950,079
Research and development	178,381	253,025	314,456	518,882

Total operating expenses	5,080,967	6,682,338	9,677,673	13,070,411

Income (loss) from operations	548,190	(1,172,633)	26,343	(3,045,472)
Other income (expense)
Interest income (expense)— net	86,302	(89,353)	150,413	(123,976)
Foreign currency transaction gain (loss)	32,686	74,818	(99,588)	46,538
Other (expense) income—net	(8,570)	10,768	(12,621)	5,221

Total other income (expense)	110,418	(3,767)	38,204	(72,217)

Income (loss) before income taxes	658,608	(1,176,400)	64,547	(3,117,689)
Income tax provision (benefit)	296,158	(418,194)	197,158	(625,608)

Net income (loss)	$362,450	$(758,206)	$(132,611)	$(2,492,081)

Net income (loss) earnings per common share
Basic	$0.05	$(0.09)	$(0.02)	$(0.31)

Diluted	$0.04	$(0.09)	$(0.02)	$(0.31)

Weighted average common shares outstanding
Basic	8,012,483	8,084,314	8,012,483	8,084,314

Diluted	8,153,149	8,084,314	8,012,483	8,084,314

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Net income (loss)	$362,450	$(758,206)	$(132,611)	$(2,492,081)
Other comprehensive (loss) income:
Unrealized (loss) income on cash flow hedges, net of tax	(234,972)	373,730	(234,972)	582,887
Unrealized (loss) income on available-for-sale investments, net of tax	(141)	172	(4,001)	1,681
Equity adjustment from foreign currency translation	(1,783)	426,781	(9,375)	396,993
Unrealized (loss) gain on foreign currency exposure of net investment in foreign operations	(244,800)	201,000	(244,800)	281,175

Other comprehensive loss (income), net of tax	(481,696)	1,001,683	(493,148)	1,262,736

Comprehensive (loss) income	$(119,246)	$243,477	$(625,759)	$(1,229,345)

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2005	2006
Cash flows from operating activities
Net loss	$(132,611)	$(2,492,081)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,062,520	1,521,668
Deferred income taxes	(142,000)	(321,328)
Provision for bad debts	115,950	224,405
Stock-based compensation	—	49,795
Loss on sale of fixed assets	—	121,787
Change in operating assets and liabilities:
Accounts receivable	152,976	1,427,258
Inventories	(1,480,383)	1,020,112
Prepaid expenses and other current assets	(765,298)	(338,771)
Other assets	—	9,645
Accounts payable	(390,613)	695,519
Accrued expenses and other liabilities	333,998	(104,544)
Income tax payable/receivable	(354,559)	(288,447)

Net cash (used in) provided by operating activities	(1,600,020)	1,525,018

Cash flows from investing activities
Purchases of fixed assets	(860,753)	(2,307,908)
Purchases of fixed assets from related parties	(729,530)	—
Purchases of short-term investments	(12,880,999)	(1,500,000)
Maturities and sales of short-term investments	3,000,000	5,980,000
Cash paid for acquisition	—	(2,982,127)
Investment in restricted cash	—	(850,027)
Proceeds from the sale of fixed assets	—	35,000
Purchases of intangibles	(60,416)	(3,974)

Net cash used in investing activities	(11,531,698)	(1,629,036)

Cash flows from financing activities
Line of credit borrowings	—	735,546
Line of credit repayments	—	(847,429)
Principal payments on notes payable	(291,667)	(225,434)
Proceeds from issuance of notes payable	—	491,366
Principal payments on capital leases	(18,946)	(230,106)
Proceeds from sale of common stock	4,177,035	—
Proceeds from exercise of stock options	4,050	—

Net cash provided by (used in) financing activities	3,870,472	(76,057)

Effect of exchange rate changes on cash and cash equivalents	(486,484)	515,784

Net (decrease) increase in cash and cash equivalents	(9,747,730)	335,709
Cash and cash equivalents at beginning of period	11,476,828	2,668,636

Cash and cash equivalents at end of period	$1,729,098	$3,004,345

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,017	$188,443

Income taxes	$545,000	$282,858

The accompanying notes are an integral part of these consolidated financial statements

ORANGE 21 INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Orange 21 Inc. and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring items, considered necessary for a fair presentation of the consolidated balance sheet as of June 30, 2006, the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2005 and 2006, and the consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2006. The results of operations for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results of operations for the entire year ending December 31, 2006 or for any other period. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s financial statements and notes thereto included in the Orange 21 Inc. Annual Report Form 10-K for the year ended December 31, 2005.

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

The adoption of SFAS 123(R)’s fair value method will impact the Company’s results of operations, although it will have no material impact on its overall financial position. The adoption of SFAS 123(R) will increase the Company’s operating expenses. The Company anticipates the increase will be approximately $100,000, $55,000 and $15,000 for the years ended December 31, 2006, 2007 and 2008, respectively, for options that remain unvested as of December 31, 2005. The full impact of adoption of SFAS 123(R) cannot be reasonably estimated at this time because it will depend on levels and types of share-based compensation arrangements in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income (loss) per share, as discussed above.

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

In May 2005, the FASB issued SFAS 154, which replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will apply SFAS 154 in future periods when it becomes applicable.

In July 2006, the FASB issued Financial Interpretation Number (FIN) 48 “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

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

The following table summarizes short-term investments by security type at June 30, 2006 and December 31, 2005.

At June 30, 2006:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$1,000,000	$—	$—	$1,000,000
Certificates of deposit	—	—	—	—
State and municipal securities	—	—	—	—

	$1,000,000	$—	$—	$1,000,000

At December 31, 2005:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$4,500,000	$—	$—	$4,500,000
Certificates of deposit	480,000	—	2,457	477,543
State and municipal securities	500,530	—	345	500,185

	$5,480,530	$—	$2,802	$5,477,728

The following table summarizes the contractual maturities of the Company’s short-term investments:

	December 31, 2005	June 30, 2006
Less than one year	$977,728	$500,000
Due in one to five years	—	—
Due after five years	4,500,000	500,000

	$5,477,728	$1,000,000

Auction rate securities, for which the interest rate resets approximately every 7 to 28 days, have been allocated within the contractual maturities table based upon the set maturity date of the security. For the six months ended June 30, 2005 and 2006, the Company did not record any realized gains or losses on its short-term investments.

As of December 31, 2005 and June 30, 2006, the Company had no investments that have been in a continuous unrealized loss position for a period of 12 months.

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

Beginning in April 2005, a majority of the Company’s derivatives were designated and qualified as cash flow hedges. The Company uses forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in its forecasted purchase of products at prices denominated in currencies other than the U.S. dollar. For derivative instruments that are designated and qualify as cash flow hedges, the Company records the effective portion of the gain or loss on the derivative in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. The Company reports the effective portion of cash flow hedges in the same financial statement line as the changes in the value of the hedged item. As of June 30, 2006, the notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges were $9,067,000. As of June 30, 2006, a net gain of $295,000 related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive income.

In the six months ended June 30, 2005 and 2006, the Company did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

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

As of December 31, 2005 and June 30, 2006, the notional amounts of the Company’s foreign exchange contracts not designated as hedging instruments were $1,775,000 and $2,273,000 respectively.

As of June 30, 2006, notional amounts of the interest rate swap were 1 million Euro. This swap was acquired with the purchase of LEM S.r.l. It is not an effective hedge of the Company’s interest rate exposures. In June 2006, one interest rate swap was closed at a loss of approximately 16,000 Euro or $20,000.

Foreign currency derivatives are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements which may include derivatives that do not meet the criteria for hedge accounting. The Company does not enter into foreign exchange contracts for speculative purposes.

5.	Earnings (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options and warrants in the weighted average share calculation. Basic and diluted loss per share are the same for the three and six months ended June 30, 2006 and for the six months ended June 30, 2005 as all potentially dilutive securities are antidilutive. The following table lists the potentially dilutive equity instruments, each convertible into one share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Weighted average common shares outstanding — basic	8,012,483	8,084,314	8,012,483	8,084,314
Effect of dilutive securities:
Stock options	140,666	—	—	—
Warrants	—	—	—	—

Dilutive potential shares	140,666	—	—	—

Weighted average common shares outstanding — dilutive	8,153,149	8,084,314	8,012,483	8,084,314

The following potentially dilutive instruments were not included in the diluted per share calculation for the three and six months ended June 30, 2005 and 2006 as their effect was antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Stock options	545,000	904,688	933,705	904,688
Restricted stock	—	97,500	—	97,500
Warrants	147,000	147,000	147,000	147,000

Total	692,000	1,149,188	1,080,705	1,149,188

6.	Comprehensive Income

Comprehensive income represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive income.

The components of accumulated other comprehensive income, net of tax, are as follows:

	December 31, 2005	June 30, 2006
Unrealized (loss) income on cash flow hedges, net of tax	$(287,668)	$295,219
Unrealized loss on available-for-sale investments, net of tax	(1,681)	—
Equity adjustment from foreign currency translation	642,021	1,039,014
Unrealized loss on foreign currency exposure of net investment in foreign operations	(320,175)	(39,000)

Comprehensive income	$32,497	$1,295,233

7.	Stock Based Compensation

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

Stock Options

Under the modified prospective method of SFAS No. 123(R), compensation expense was recognized during the three and six months ended June 30, 2006 and includes compensation expense for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and compensation expense for all stock based payments granted after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company’s financial results for the prior periods have not been restated.

As a result of adopting SFAS No. 123(R), during the three and six months ended June 30, 2006, the Company’s net loss is approximately $15,000 and $29,000 net of tax higher, respectively, than if it had continued to account for stock based compensation under APB 25 as it did for the three and six months ended June 30, 2005. Basic and diluted earnings per share for the three and six months ended June 30, 2006 would not have been affected if the Company had not adopted SFAS No. 123(R). Compensation expense was included primarily in general and administrative expense for the period. The adoption of SFAS No. 123(R) had no impact on the Company’s cash flows.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Expected volatility	64.0%	61.0%	64.0%	61.0%
Risk-free interest rate	3.8%	5.1%	3.8%	5.1%
Dividend yield	—	—	—	—
Expected term (in years)	5.0	5.0	5.0	5.0

The stock option activity is summarized below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	1,020,624	$6.69
Granted (weighted-average fair value of $2.90)	30,000	5.11
Exercised	—	—
Canceled/forfeited	(145,936)	7.12

Options outstanding at June 30, 2006	904,688	6.56	7.1	$207,610

Exercisable outstanding at June 30, 2006	831,873	6.71	7.2	$207,610

The Company records stock compensation expense using the straight line vested method over the vesting period, which is generally one to five years. As of June 30, 2006, the Company had $118,000 of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.4 years.

The reported net income (loss) and net income (loss) per share for the three and six months ended June 30, 2005 have been presented below to reflect the impact of the adoption of SFAS No. 123(R) had the Company been required to adopt this standard for the three and six months ended June 30, 2005.

	Three months ended June 30, 2005	Six months ended June 30, 2005
Actual net income (loss)	$362,450	$(132,611)
Less stock-based employee compensation expense determined under the fair value based method	(12,170)	(16,863)

Pro forma net income (loss)	$350,280	$(149,474)

Basic earnings per share - actual	$0.05	$(0.02)

Diluted earnings per share - actual	$0.04	$(0.02)

Basic earnings per share - pro forma	$0.04	$(0.02)

Diluted earnings per share - pro forma	$0.04	$(0.02)

Restricted stock awards

On June 13, 2006, the Company issued an aggregate of 97,500 restricted shares of common stock to existing employees, 24,375 shares of which vest after a period of one year and 73,125 which vest monthly over the following three years in equal increments, in each case subject to continuing service by the recipient of the restricted stock. The fair value of the restricted stock is $5.01 per share (the market value of the stock on the date of issuance) or $488,475. Compensation expense recorded during both the three and six months ended June 30, 2006, totaled approximately $5,000. At June 30, 2006, no shares were vested and 97,500 shares were subject to repurchase.

The following table summarizes information about non-vested restricted stock awards as of June 30, 2006 and changes during the six months then ended:

	Shares	Weighted- Average Grant- Date Fair value	Weighted- Average Remaining Service Period	Aggregate Unrecognized Compensation Expense
Non-vested at December 31, 2005	—	$—
Granted	97,500	5.01
Vested	—	—
Canceled	—	—

Non-vested at June 30, 2006	97,500	$5.01	4.0	$483,489

8.	Accounts Receivable

Accounts receivable consisted of the following:

	December 31, 2005	June 30, 2006
Trade receivables	$11,633,107	$11,187,526
Less allowance for doubtful accounts	(505,235)	(794,086)
Less allowance for returns	(1,985,608)	(2,098,939)

	$9,142,264	$8,294,501

9.	Inventories

Inventories consisted of the following:

	December 31, 2005	June 30, 2006
Raw materials	$95,110	$2,044,386
Work in process	—	1,148,742
Finished goods	11,111,122	9,111,944

	$11,206,232	$12,305,072

The Company’s inventory balances are net of an allowance for obsolescence of approximately $2,182,000 and $2,638,000 at December 31, 2005 and June 30, 2006, respectively.

10.	Financing Arrangements

At both December 31, 2005 and June 30, 2006, the Company had unused lines of credit of $8 million, the availability of which may be reduced by outstanding letters of credit. In addition, effective May 2006, availability under lines of credit are reduced by 10% of any foreign exchange forward contracts outstanding up to a maximum of $2 million. The Company’s agreement with Comerica Bank expires on September 5, 2006.

The financial agreements contain certain financial and non-financial covenants. At December 31, 2005, the Company was not in compliance with two financial covenants related to maintaining a minimum annual profitability level and tangible net worth requirement. The Company has obtained a waiver of these conditions as of December 31, 2005. At June 30, 2006, the Company was not in compliance with the two financial covenants related to maintaining a minimum tangible net worth and not incurring two consecutive quarters of net losses. The Company has obtained a waiver of these conditions as of August 14, 2006.

The Company also has available letter of credit accommodations, with any payments made by the financial institution to any issuer thereof and/or related parties in connection with the letter of credit accommodations to constitute additional revolving loans to the Company and the amount of all outstanding letter of credit accommodations not to exceed $4.0 million. On April 3, 2006, Comerica Bank issued a letter of credit on behalf of the Company and LEM S.r.l. to San Paolo IMI in the amount of 3 million Euro. The letter of credit served to allow LEM to consolidate the debt outstanding of LEM with San Paolo IMI. The letter of credit reduces the amounts available to the Company under its line of credit with Comerica described above by 3.0 million Euro or $4.0 million.

At June 30, 2006, net foreign exchange forward contracts outstanding amounted to $7 million. This reduces the amount available to the company under its line of credit with Comerica by $700,000. As a result, at June 30, 2006, the Company had unused lines of credit of $3.3 million.

There were no outstanding letters of credit at December 31, 2005.

11.	Lines of credit

Lines of credit represent short term borrowings and bank overdrafts for LEM S.r.l. This debt is normally negotiated on a yearly basis. Lines of credit amounted to $1,135,000 at June 30, 2006 and bears an interest rate ranging from 4.6% to 5.9%.

12.	Notes Payable

The Company had a term loan with Comerica which was paid in full in June 2005.

Notes payables related to debt assumed by the Company as a result of its acquisition of LEM S.r.l. on January 16, 2006 consists of the following at June 30, 2006:

Unsecured long term debt, EURIBOR interest plus spread at 6.40% payable in quarterly installments due from September 30, 2006	$385,580
Unsecured long term debt, EURIBOR interest plus spread at 4.65% payable in quarterly installments due from December 31, 2005	266,375
Unsecured long term debt, EURIBOR interest plus spread at 6.4% payable in quarterly installments due from September 30, 2006	319,650
Unsecured long term debt, EURIBOR interest plus spread at 3.106% payable in half year installments	203,132
Unsecured long term debt, fixed interest rate at 0.5% payable in half year installments	84,414

1,259,151
Less current portion	(344,015)

Notes payable, less current portion	$915,136

In May 2006, the Company entered in to a note to finance a software purchase. Interest on the note is at 4.55% and is secured by the software. Principal payments of approximately $15,000 including interest monthly for 36 months are due through August 2009.

Note Payable	$491,366
Less current portion	(112,385)

Notes payable, less current portion	$378,981

Future minimum payments under long-term debt agreements are as follows:

Twelve months ending June 30	Amount
2007	$456,400
2008	581,733
2009	524,253
2010	154,236
2011	33,895

Total	$1,750,517

13.	Related Party Transactions

Customer Sales

No Fear, Inc., a stockholder, owns retail stores that purchase products from the Company. Aggregated sales to these stores during the three months ended June 30, 2005 and 2006 were $344,000 and $291,000, respectively. Aggregated sales to these stores for the six months ended June 30, 2005 and 2006 were $443,000 and $539,000, respectively. Accounts receivable due from these stores amounted to $502,000 and $509,000 at December 31, 2005 and June 30, 2006, respectively.

Stockholders of the Company, other than No Fear, own retail stores and distribution companies that purchase products from the Company. Aggregated sales to these stores during the three months ended June 30, 2005 and 2006 were $315,000 and $209,000, respectively. Aggregated sales to these stores during the six months ended June 30, 2005 and 2006 were $359,000 and $441,000, respectively. Accounts receivable due from these entities amounted to $522,000 and $288,000 at December 31, 2005 and June 30, 2006, respectively.

Polinelli S.r.l., Inc., a stockholder of which is a member of the Board of Directors and a former shareholder of the Company’s wholly owned subsidiary LEM S.r.l., purchases products from the Company. Aggregated sales to Polinelli S.r.l. during the three months ended June 30, 2005 and 2006 were $0 and $170,000, respectively. Aggregated sales to Polinelli S.r.l. for the six months ended June 30, 2005 and 2006 were $0 and $578,000, respectively. Accounts receivable due from Polinelli S.r.l. amounted to $0 and $478,000 at December 31, 2005 and June 30, 2006, respectively.

Contract Services

In August 2004, the Company began operating No Fear’s web site on its behalf. In December 2004, the Company signed an agreement with No Fear to develop and maintain their web site. In May 2005, the Company and No Fear mutually agreed to terminate this agreement effective June 30, 2005. Products sold on the site included No Fear and Spy Optic branded products. Under the agreement, the Company was responsible for products purchased from No Fear to fulfill orders including shipping and insurance costs, and all web site development, hosting, and maintenance costs. The Company also paid No Fear a royalty of 5% on net sales. For the three and six months ended June 30, 2005, the Company purchased $22,000 and $31,000 of products from No Fear to fulfill web site orders, respectively. For the three and six months ended June 30, 2005, the operating loss on this agreement was $21,000 and $44,000, respectively, excluding other accounting and administrative costs incurred by the Company in managing the website.

14.	Commitments and Contingencies

Operating Leases

The Company leases its principal administrative and distribution facilities under an operating lease that expires in March 2007. The lease provides for periodic rent adjustments. The Company also leases an administrative and distribution facility in Italy under an agreement that expires in September 2009, but may be terminated by the Company prior to such time with six-months notice. Rent expense was $93,000 and $183,000 for the three months ended June 30, 2005 and 2006, respectively. Rent expense was $178,000 and $355,000 for the six months ended June 30, 2005 and 2006, respectively.

Litigation

From time to time, the Company may be party to lawsuits in the ordinary course of business. Some of these claims may lead to litigation.

On March 7, 2005, Oakley, Inc., a major competitor of the Company, filed a lawsuit alleging patent, trade dress and trademark infringement, unfair competition, and false designation of origin. The lawsuit specifically identifies three of the Company’s product styles which accounted for 7% and 5% of the Company’s total sales, excluding sales related to Lem S.r.l., for the six months ended June 30, 2005 and 2006, respectively. While management believes that the lawsuit is without merit, litigation is subject to inherent uncertainties. The Company has sought coverage under its insurance policies with respect to these claims, but it appears coverage may be unavailable. The Company presently has no estimate of any potential loss or range of loss with respect to the lawsuit or any estimate as to the potential costs of defending the lawsuit.

The Company, its directors and certain of its officers have been named as defendants in two stockholder lawsuits filed in the United States District Court for the Southern District of California. A consolidated complaint, filed October 11, 2005, purported to seek unspecified damages on behalf of an alleged class of persons who purchased the Company’s common stock pursuant to the registration statement filed in connection with the Company’s public offering of stock on December 14, 2004. The complaint alleged that the Company and its officers and directors violated federal securities laws by failing to disclose in the registration statement material information about plans to make a distribution change in its European operations, the Company’s dealings with one of its customers and whether certain of the Company’s products infringe on the intellectual property rights of Oakley, Inc. The Company filed a motion to dismiss the complaint which the court granted on March 29, 2006. The court allowed plaintiffs to file an amended complaint only with respect to their claim about a European distribution change. Plaintiffs filed an amended complaint on April 7, 2006. On May 7, 2006, the Company filed a motion to dismiss that amended complaint. No discovery has been conducted. However, based on the facts presently known, management believes it has meritorious defenses to this action and intends to vigorously defend the action.

In December 2005, two stockholders filed derivative lawsuits in state court in San Diego, purportedly on the Company’s behalf, against eight of the Company’s current or former directors and officers and against one of the Company’s stockholders, No Fear. A consolidated amended complaint was filed in March 2006 alleging that the defendants breached their fiduciary duties and injured Orange 21 by allowing the Company to issue a misleading registration statement and prospectus in connection with the Company’s December 2004 public offering and alleging that No Fear sold Orange 21 stock while having knowledge of material, non-public information. The derivative plaintiffs seek compensatory damages, disgorgement of profits, treble damages and other relief. On May 4, 2006 the Court granted the defendants’ demurrer and dismissed the consolidated complaint, with leave to file an amended complaint. An amended complaint was filed on May 25, 2006, and on June 29, 2006 defendants filed their demurrer to that amended complaint.

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

Information related to the Company’s operating segments for the three and six months ended June 30, 2005 and 2006 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Net sales:
Distribution	$10,416	$9,293	$18,888	$18,001
Manufacturing	—	978	—	1,652
Intersegment	—	2,771	—	3,555
Other	—	(2,771)	—	(3,555)

	$10,416	$10,271	$18,888	$19,653

Operating income (loss):
Distribution	$548	$(1,316)	$26	$(2,690)
Manufacturing	—	143	—	(356)

	$548	$(1,173)	$26	$(3,046)

Net income (loss):
Distribution	$362	$(795)	$(133)	$(1,925)
Manufacturing	—	37	—	(567)

	$362	$(758)	$(133)	$(2,492)

Identifiable assets:
Distribution	$40,325	$30,577	$40,325	$30,577
Manufacturing	—	18,253	—	18,253

	$40,325	$48,830	$40,325	$48,830

The Company markets its products domestically and internationally, with its principal international market being Europe. The tables below contain information about the geographic areas in which the Company operates. Revenue is attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Net sales:
U.S.	$7,687	$7,251	$14,164	$14,447
Canada	1,259	1,096	1,894	1,851
Europe and Asia Pacific	1,470	1,924	2,830	3,355

	$10,416	$10,271	$18,888	$19,653

Identifiable assets:
U.S.	$31,567	$20,234	$31,567	$20,234
Canada	3,370	5,008	3,370	5,008
Europe and Asia Pacific	5,388	23,588	5,388	23,588

	$40,325	$48,830	$40,325	$48,830

16.	Business Acquisitions

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

In connection with the acquisition of LEM S.r.l., the Company has begun to formulate the LEM Integration Plan (the “Plan”). The Plan covers the operations of newly acquired LEM and the Company’s existing businesses, and it includes the evaluation of facility relocations, non-strategic business activities, duplicate functions and other related items. The Company has not finalized the Plan, but as of June 30, 2006 has recognized 501,000 Euro or $607,000 of liabilities related to the Plan, including employee severance costs, moving costs, and other costs related primarily to the consolidation of the Company’s manufacturing facilities. These liabilities were included in the allocation of the purchase price for LEM in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. Costs that are not associated with the acquired company but relate to activities or employees of the Company’s existing operations are charged to earnings as incurred. The Company’s estimates of expected costs may change. Accordingly, as uncertainties related to the Plan are resolved, additional liabilities related to facility relocations, the elimination of nonstrategic business activities and duplicate functions, and other related costs could be recognized. These uncertainties are expected to be resolved within one year of the consummation date of the acquisition, and when determined, additional liabilities could be significant and would be recorded as adjustments to goodwill. If the Company has overestimated these costs, the excess will reduce goodwill in future periods. Conversely, if the Company has underestimated these costs, additional liabilities recognized more than one year after the consummation date of the acquisition will be recorded in earnings.

Assuming the LEM S.r.l. acquisition had occurred as of January 1, 2005, consolidated net sales would have been $11.4 million and $10.3 million for the three months ended June 30, 2005 and 2006, respectively. The net loss would have been $365,000 and $548,000, respectively, for those same periods, and the diluted loss per share would have been $0.05 and $0.07, respectively. Consolidated net sales would have been $21.0 million and $19.8 million for the six months ended June 30, 2005 and 2006, respectively. The net loss would have been $1.5 million and $2.3 million, respectively, for those same periods, and the diluted loss per share would have been $0.18 and $0.28, respectively.

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

In January 2006, we completed the acquisition of our primary manufacturer LEM S.r.l. The total purchase price of LEM was 3.3 million Euro or approximately $4.0 million in cash, plus a two year earn-out based on LEM’s future sales. Under the terms of the earn-out, we are obligated to make quarterly payments based on unit sales, up to a maximum of 1.4 million Euro, through December 31, 2007. It is considered probable that the maximum amount of additional consideration will be earned. Accordingly, the entire amount has been included in the preliminary purchase price allocation. The acquisition of LEM has allowed us to control our primary manufacturer.

Net Sales

Our net sales are derived primarily from the sale of sunglasses, snow and motocross goggles, and apparel and accessories. Net sales are also derived from sale of eyewear products manufactured by our Italian manufacturer to non-Company owned entities. All intercompany sales transactions are eliminated in the consolidated financial statements.

In 2006, we have experienced delays in manufacturing and shipping our sunglass and goggle products. We anticipate that we will continue to experience manufacturing and shipping delays during the remainder of 2006, and that these delays may have a material effect on our net sales.

In June 2006, we began offering a special promotion to retailers in the territories of France, Italy, Germany and Austria, whereby qualified new dealers and existing dealers in good standing could purchase packages of 50 units of sunglasses or packages of 90 units of sunglasses and have a right to return a maximum of 50% of this purchase before November 30, 2006. The total amount of sales shipped under this program at June 30, 2006 was 10,700 Euros or $13,600. These sales are being treated as consignment sales and the related revenue is being deferred until the period when the sales program is completed.

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

In June 2006, we began offering a special promotion to retailers in the territories of France, Italy, Germany and Austria, whereby qualified new dealers and existing dealers in good standing could purchase packages of 50 units of sunglasses or packages of 90 units of sunglasses and have a right to return a maximum of 50% of this purchase before November 30, 2006. The total amount of sales shipped under this program at June 30, 2006 was 10,700 Euros or $13,600. These sales are being treated as consignment sales and the related revenue is being deferred until the period when the sales program is completed.

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

Restricted Cash

As of June 30, 2006, we had $850,000 of restricted cash which was held in an escrow account. The cash represents a requirement in accordance with the purchase agreement of LEM S.r.l. The escrow account relates to the earn-out provision of the purchase agreement. The escrow account must be maintained at a minimum level of 300,000 Euro through June 30, 2007.

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

Goodwill

We evaluate the recoverability of goodwill at least annually based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is computed based on estimated future cash flows discounted at a rate that approximates our cost of capital. Such estimates are subject to change, and we may be required to recognize impairment losses in the future. Goodwill related to the LEM S.r.l acquisition will be evaluated in 2006.

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

We designate our derivatives based upon the criteria established by SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain hedging Activities – an amendment of SFAS 133, (SFAS 138) and Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (SFAS 149), requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s fair value gain or loss is initially reported as a component of accumulated other comprehensive income (loss). Any realized gain or loss on such derivative is reported in cost of goods sold in the accounting period in which the derivative matures. The fair value gain or loss from the ineffective portion of the derivative is reported in other income (expense) immediately. For a derivative that does not qualify as a cash flow hedge, the change in fair value is recognized at the end of each accounting period in other income (expense).

Commitments and Contingencies

We have entered into operating leases, primarily for facilities, and have commitments under endorsement contracts with selected athletes and others who endorse our products.

Results of Operations

Three Months Ended June 30, 2006 and 2005

Net Sales

Our consolidated net sales decreased 1% to $10.3 million for the three months ended June 30, 2006 from $10.4 million for the three months ended June 30, 2005. LEM S.r.l., which we acquired on January 16, 2006, accounted for $978,000 of our consolidated net sales for the three months ended June 30, 2006.

Excluding LEM S.r.l. net sales, net sales decreased 11% to $9.3 million for the three months ended June 30, 2006 from $10.4 million for the three months ended June 30, 2005. The decrease in net sales was due to manufacturing and product delivery delays and distributor transitions primarily in Australia and Asia. Net sales from our U.S. and Canada operations decreased 7% to $8.3 million for the three months ended June 30, 2006 from $8.9 million in the comparable period of the prior year and net sales from our foreign operations decreased 35% to $947,000 from $1.4 million for this same period. The decrease in net sales from the U.S. and Canada operations was due to manufacturing and product delivery delays. Net sales decreases from foreign operations were due primarily to manufacturing and product delivery delays and a decrease in sales in Australia and Asia as a result of distributor changes. Foreign sales were positively impacted by 2% due primarily to a stronger Canadian dollar. Net sales from the U.S. and Canada operations represented 90% and 86% of total net sales for the three months ended June 30, 2006 and 2005, respectively. Net sales from the foreign operations represented 10% and 14% of total net sales for the three months ended June 30, 2006 and 2005, respectively. Sunglass unit shipments decreased 13% with a 3% increase in the average sales price. The decrease in sunglass units was due to manufacturing and product delivery delays. Goggle unit shipments decreased 5% with a 5% increase in the average sales price. The decrease in units was due to manufacturing and product delivery delays. The sales mix on a dollar basis for the three months ended June 30, 2006 was 78% for sunglasses, 16% for goggles and 6% for apparel and accessories. The sales mix on a dollar basis for the three months ended June 30, 2005 was 79% for sunglasses, 15% for goggles and 6% for apparel and accessories.

At June 30, 2006, excluding LEM S.r.l., we had received orders equal to $2.7 million and we expect to fulfill such orders during the next three months.

Cost of Sales and Gross Profit

Our consolidated gross profit margin on an absolute dollar basis decreased 2% to $5.5 million for the three months ended June 30, 2006 from $5.6 million for the three months ended June 30, 2005. As a percentage of net sales, gross profit was 54% for both the three month periods ended June 30, 2005, and 2006. During the three months ended June 30, 2006, LEM S.r.l. contributed $718,000 to the gross margin of the consolidated results. However, offsetting LEM S.r.l.’s contribution to gross profit were higher discounts and higher quality control costs within our distribution business and comparatively lower gross margins on revenue from LEM’s non-Spy customers.

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

Sales and Marketing Expense

Sales and marketing expense increased 15% to $3.5 million for the three months ended June 30, 2006 from $3.1 million in the comparable period in the prior year. The increase in sales and marketing expense primarily was due to increased point-of-purchase and sales display expenses of $126,000, an increase in marketing consulting costs of $51,000, an increase in athlete endorsement expense of $61,000, an increase in sales expense related to distributor changes in Australia of $113,000, and an increase in advertising expenses of $53,000. This was partially offset by a decrease in compensation and related payroll costs of $143,000 related to the period over period decrease in sales. LEM S.r.l. accounted for $170,000 of the consolidated sales and marketing expenses for the three months ended June 30, 2006. As a percentage of net sales, sales and marketing expense was 34% for the three months ended June 30, 2006, up from 29% for the three months ended June 30, 2005.

We expect sales and marketing expense to continue to increase in absolute dollars as a result of continued expansion of our sales and marketing efforts outside of California but to decrease as a percentage of net sales.

General and Administrative Expense

General and administrative expense increased 58% to $2.5 million for the three months ended June 30, 2006 from $1.6 million in the comparable period in the prior year. The increase in general and administrative expense primarily was due to increases in wages and related payroll taxes of $156,000, an increase in accounting and software consulting costs of $87,000 due to our new software installation and other accounting requirements, an increase in accounting fees of $33,000, increases in insurance of $32,000, increases in travel expenses of $97,000 related primarily to travel to Italy by personnel in connection with LEM S.r.l., an increase in bad debt expense of $88,000, and the write-down of software related to our previous software system of $87,000. This was partially offset by a decrease in legal expenses of $41,000 and a decrease in depreciation of $21,000. Legal costs related to our outstanding shareholder litigation in excess of our insurance deductible of $250,000 have been paid directly by our insurance company. LEM S.r.l. accounted for $235,000 of the consolidated general and administrative expenses for the three months ended June 30, 2006. As a percentage of net sales, general and administrative expense was 24% for the three months ended June 30, 2006, up from 15% for the three months ended June 30, 2005.

We expect general and administrative expense to continue to increase in absolute dollars as a result of continued expansion of our administrative infrastructure in support of a broader product portfolio and support of our foreign subsidiaries, and increased expenses associated with being a public company.

Shipping and Warehousing Expense

Shipping and warehousing expense increased 59% to $474,000 for the three months ended June 30, 2006 from $297,000 for the comparable period in the prior year. The increase was due primarily to an increase in rent due to additional warehouse requirements for storing inventory of $45,000, an increase in temporary labor of $28,000, and third-party warehousing expenses of $46,000 due to the transfer of our fulfillment requirements for our international business to an outside agency, which transfer was completed in the fourth quarter of 2005. This was partially offset by a decrease in compensation and related payroll costs of $57,000 and travel costs of $9,000. LEM S.r.l. accounted for $120,000 of the consolidated shipping and warehousing expenses for the three months ended June 30, 2006. As a percentage of net sales, shipping and warehousing expense was 5% for the three months ended June 30, 2006, up from 3% for the three months ended June 30, 2005.

If our net sales increase, we expect shipping and warehousing expense to increase in absolute dollars but to decrease as a percentage of net sales as a result of leveraging the fixed expense over greater net sales. If our net sales decrease, we expect shipping and warehousing expense to decrease.

Research and Development Expense

Research and development expense increased 42% to $253,000 for the three months ended June 30, 2006 from $178,000 in the comparable period in the prior year. The increase was due primarily to increased compensation and related payroll taxes of $33,000. This was partially offset by a decrease in travel expenses of $9,000. LEM S.r.l. accounted for $51,000 of the consolidated research and development expenses for the three months ended June 30, 2006. As a percentage of net sales, research and development expense was 2% for the three months ended June 30, 2006, no change from the comparable period in the prior year.

We expect research and development expense to increase in absolute dollars in the future as a result of increased investments in existing and new product offerings.

Other (Expense) Income

Other net expense was $4,000 for the three months ended June 30, 2006 compared to other net income of $110,000 in the comparable period in the prior year. The change was due primarily to a decrease in net interest income of $41,000 due to lower average cash and investment balances and an increase in interest expense of $132,000 related to outstanding debt of LEM S.r.l. This was partially offset by an increase in foreign currency transaction gain of $42,000.

Income Tax Provision (Benefit)

The income tax provision for the three months ended June 30, 2006 was a tax benefit of $418,000 compared to a tax provision of $296,000 in the comparable period in the prior year. The net change is due primarily to a pretax loss incurred by the U.S. and Canada operations compared to a pretax profit in the comparable period in the prior year.

Net Loss

A net loss of $758,000 was incurred for the three months ended June 30, 2006 compared to net income of $362,000 in the comparable period in the prior year. LEM S.r.l. accounted for a $37,000 net profit that was offset against the loss from the distribution business operations for the three months ended June 30, 2006. A net loss was incurred for our distribution business operations of approximately $795,000 for the three months ended June 30, 2006 compared to net income of $362,000 for the three months ended June 30, 2005. The higher net loss within our distribution business was due primarily to a decrease in sales caused by manufacturing and product delivery delays and distributor transitions primarily in Australia and Asia, and higher operating expenses particularly sales and marketing expenses and general and administrative expenses.

Six Months Ended June 30, 2006 and 2005

Net Sales

Our consolidated net sales increased 4% to $19.7 million for the six months ended June 30, 2006 from $18.9 million for the six months ended June 30, 2005. LEM S.r.l., which we acquired on January 16, 2006, accounted for $1.7 million of our consolidated net sales for the six months ended June 30, 2006.

Excluding LEM S.r.l. net sales, our net sales from our U.S. and Canada operations increased 2% to $16.3 million for the six months ended June 30, 2006 from $16.1 million in the comparable period of the prior year and net sales from our foreign operations decreased 40% to $1.7 million from $2.8 million for this same period. The increase in net sales from the U.S. and Canada operations was the result of the introduction of several new styles and expanded distribution. Net sales for our U.S. and Canada operations were negatively impacted by manufacturing and product delivery delays. Net sales decreases from foreign operations were due primarily to manufacturing and product delivery delays and a decrease in sales in Australia and Asia as a result of distributor changes. 4% of the foreign sales decline was attributable primarily to a stronger U.S. dollar against the Euro. Net sales from the U.S. and Canada operations represented 91% and 85% of total net sales for the six months ended June 30, 2006 and 2005, respectively. Net sales from the foreign operations represented 9% and 15% of total net sales for the six months ended June 30, 2006 and 2005, respectively. Sunglass unit shipments decreased 9% with a 5% increase in the average sales price. The decrease in sunglass unit shipments was due to manufacturing and product delivery delays. Goggle unit shipments decreased 1% with a 10% increase in the average sales price. The decrease in goggle units shipments was due to manufacturing and product delivery delays. The sales mix on a dollar basis for the six months ended June 30, 2006 was 74% for sunglasses, 20% for goggles and 6% for apparel and accessories. The sales mix on a dollar basis for the six months ended June 30, 2005 was 75% for sunglasses, 19% for goggles and 6% for apparel and accessories.

At June 30, 2006, excluding LEM S.r.l., we had received orders equal to $2.7 million and we expect to fulfill such orders during the next three months.

Cost of Sales and Gross Profit

Our consolidated gross profit margin on an absolute dollar basis increased 3% to $10.0 million for the six months ended June 30, 2006 from $9.7 million in the comparable period of the prior year. As a percentage of net sales, gross profit was 51% for both the six month periods ended June 30, 2005, and 2006. During the six months ended June 30, 2006, LEM S.r.l. contributed $741,000 to the gross margin of the consolidated results. However, offsetting LEM S.r.l.’s contribution to gross profit were higher discounts and higher quality control costs within our distribution business and comparatively lower gross margins on revenue from LEM’s non-Spy customers.

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

Sales and Marketing Expense

Sales and marketing expense increased 18% to $7.0 million for the six months ended June 30, 2006 from $5.9 million in comparable period in the prior year. The increase in sales and marketing expense primarily was due to increased point-of-purchase and sales display expenses of $391,000, an increase in sales meeting and trade show conference expenses of $195,000, an increase in marketing consulting costs of $97,000, and an increase in advertising expenses of $96,000. LEM S.r.l. accounted for $230,000 of the consolidated sales and marketing expenses for the six months ended June 30, 2006. As a percentage of net sales, sales and marketing expense was 36% for the six months ended June 30, 2006, up from 31% for the six months ended June 30, 2005.

We expect sales and marketing expense to continue to increase in absolute dollars as a result of continued expansion of our sales and marketing efforts outside of California but to decrease as a percentage of net sales.

General and Administrative Expense

General and administrative expense increased 61% to $4.6 million for the six months ended June 30, 2006 from $2.9 million in the comparable period in the prior year. The increase in general and administrative expense primarily was due to increases in wages and related payroll taxes of $234,000, increases in accounting fees of $228,000, increases in insurance of $75,000, increases in accounting and software consulting costs of $122,000 due to our new software installation and other accounting requirements, increases in travel expenses of $114,000, and an increase in employee hiring and relocation costs of $60,000. Increases in accounting expenses were primarily due to our additional annual audit requirements as a result of the acquisition of LEM. Legal costs related to our outstanding shareholder litigation in excess of our insurance deductible of $250,000 are paid directly by our insurance company. LEM S.r.l. accounted for $596,000 of the consolidated general and administrative expenses for the six months ended June 30, 2006. As a percentage of net sales, general and administrative expense was 23% for the six months ended June 30, 2006, up from 15% for the six months ended June 30, 2005.

We expect general and administrative expense to continue to increase in absolute dollars as a result of continued expansion of our administrative infrastructure in support of a broader product portfolio and support of our foreign subsidiaries, and increased expenses associated with being a public company.

Shipping and Warehousing Expense

Shipping and warehousing expense increased 61% to $950,000 for the six months ended June 30, 2006 from $590,000 for the comparable period in the prior year. The increase was due primarily to an increase in rent due to additional warehouse requirements for storing inventory of $90,000, an increase in temporary labor of $60,000, and third-party warehousing expenses of $142,000 due to the transfer of our fulfillment requirements for our international business to an outside agency, which transfer was completed in the fourth quarter of 2005. This was offset by a reduction in compensation and payroll related costs of $95,000. LEM S.r.l. accounted for $178,000 of the consolidated shipping and warehousing expenses for the six months ended June 30, 2006. As a percentage of net sales, shipping and warehousing expense was 5% for the six months ended June 30, 2006, up from 3% for the six months ended June 30, 2005.

If our net sales increase, we expect shipping and warehousing expense to increase in absolute dollars but to decrease as a percentage of net sales as a result of leveraging the fixed expense over greater net sales. If our net sales decrease, we expect shipping and warehousing expense to decrease.

Research and Development Expense

Research and development expense increased 65% to $519,000 for the six months ended June 30, 2006 from $314,000 in the comparable period in the prior year. The increase was due primarily to increased compensation and related payroll taxes of $61,000 and increased consulting fees of $30,000. LEM S.r.l. accounted for approximately $93,000 of the consolidated research and development expenses for the six months ended June 30, 2006. As a percentage of net sales, research and development expense was 3% for the six months ended June 30, 2006, up from 2% for the six months ended June 30, 2005.

We expect research and development expense to increase in absolute dollars in the future as a result of increased investments in existing and new product offerings.

Other (Expense) Income

Other net expense was $72,000 for the six months ended June 30, 2006 compared to other net income of $38,000 in the comparable period in the prior year. The change in other net expense is primarily due to a decrease in net interest income of $63,000 due to lower average cash and investment balances and an increase in interest expense of $209,000 related to outstanding debt of LEM S.r.l. This was partially offset by an increase in foreign currency transaction gain of $146,000.

Income Tax Provision (Benefit)

The income tax provision for the six months ended June 30, 2006 was a tax benefit of $626,000 compared to a tax provision of $197,000 in the comparable period in the prior year. The net change is due primarily to a pretax loss incurred by the U.S. and Canada operations compared to a pretax profit in the comparable period in the prior year.

Net Loss

A net loss of $2.5 million was incurred for the six months ended June 30, 2006 compared to a net loss of $133,000 in the comparable period in the prior year. LEM S.r.l. accounted for $567,000 of the consolidated net loss for the six months ended June 30, 2006. A net loss was incurred for our distribution business operations of approximately $1.9 million for the six months ended June 30, 2006 compared to a net loss of $133,000 for the six months ended June 30, 2005. The higher net loss within the distribution business was due primarily to a decrease in sales caused by manufacturing and product delivery delays, distributor transitions primarily in Australia and Asia, lower gross margins for the reasons previously mentioned, and higher operating expenses particularly sales and marketing expenses and general and administrative expenses.

Liquidity and Capital Resources

Historically we have financed our operations primarily through sales of our common stock and borrowings under our credit facilities and from private lenders.

Our principal sources of liquidity are our cash and lines of credit. At December 31, 2005, we had unused lines of credit of $8.0 million. However, in April 2006, we established a letter of credit on behalf of LEM in the amount of 3.0 million Euro or $4.0 million, which reduced the amount available under this facility. In addition, effective May 2006, availability under our lines of credit was reduced by 10% of any foreign exchange forward contracts outstanding up to a maximum of $2.0 million. At June 30, 2006, net foreign exchange forward contracts outstanding amounted to $7.0 million. This reduces the amount available to the company under its line of credit with Comerica by $700,000. As a result, at June 30, 2006, we had unused lines of credit of $3.3 million.

Cash provided by or used in operating activities consisted primarily of the net loss adjusted primarily for certain non-cash items including depreciation, amortization, deferred income taxes, provision for bad debts, stock compensation expense and the effect of changes in working capital and other activities. Cash provided for in operating activities for the six months ended June 30, 2006 was approximately $1.5 million and consisted of a net loss of $2.5 million, adjustments for non-cash items of approximately $1.6 million, and $2.4 million provided by working capital and other activities. Working capital and other activities consisted primarily of a decrease in accounts receivables of $1.4 million, a decrease in inventory of $1.0 million, and an increase in accounts payable and accrued liabilities of $601,000. This was offset by increases in prepaid expenses and other current assets and income taxes receivable of $339,000 and $288,000, respectively.

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

Cash used in investing activities for the six months ended June 30, 2006 was $1.6 million and was attributable primarily to capital expenditures of $2.3 million, $3.0 million for the acquisition of LEM S.r.l, and $850,000 related to the escrow account required as a result of the LEM S.r.l. acquisition. The uses of cash in investing activities were offset by net cash provided from the maturities of short term investments of $4.5 million. Capital expenditures were primarily for the purchase of retail point-of-purchase displays and software.

Cash used in investing activities for the six months ended June 30, 2005 was $11.5 million and was attributable primarily to net short-term investments of $9.9 million and capital expenditures of $1.6 million. Capital expenditures were for the purchase of retail point-of-purchase displays, box vans, and other corporate assets.

Cash used in financing activities for the six months ended June 30, 2006 was $76,000 and was due primarily to net repayments of outstanding balances on LEM’s lines of credit of $112,000, principal payments on LEM notes payables of $225,000, and payments on capital leases of $230,000. This was offset by an increase in notes payable of $491,000 related to our purchase of a new software package.

Cash provided by financing activities for the six months ended June 30, 2005 was $3.9 million and was due primarily to the sale of common stock to cover over allotments as a result of our initial public offering of approximately $4.2 million, offset by payments on the bank term debt of $292,000.

LEM S.r.l. is an Italian Company. In accordance with Italian law, losses incurred by LEM S.r.l. must be covered by capital contributions at the end of each fiscal year. For the fiscal year ending June 30, 2006, LEM S.r.l. incurred a loss of approximately 2.3 million Euro on an Italian accounting basis. During the six months ended June 30, 2006, we made a capital contribution of 2.0 million Euro and a loan of 300,000 Euro to LEM S.r.l. which is expected to be converted to capital to cover LEM’s loss. LEM S.r.l. changed its fiscal year end to December 31, in 2006.

In addition, from time to time we may have to make loan advances to LEM S.r.l. to cover working capital needs.

Contractual obligations and commitments

We have summarized our significant financial contractual obligations as of December 31, 2005 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no subsequent material changes to our contractual obligations from that date with the exception of the notes payable assumed as a result of the LEM S.r.l, acquisition and the note to finance the purchase of software. At June 30, 2006, future minimum payments under the notes are $456,000 due within one year, $1.1 million due within one to three years, and $188,000 due within three to five years.

Credit Facilities

Our line of credit with Comerica Bank allows for borrowings up to $8 million and matures in September 2006. The available line of credit is reduced by the amount of outstanding letters of credit and 10% of outstanding foreign exchange forward contracts. At December 31, 2005, amounts outstanding under our line of credit were zero. On April 3, 2006, Comerica Bank issued a letter of credit on behalf of us and LEM S.r.l. to San Paolo IMI in the amount of 3.0 million Euro. The letter of credit served to allow LEM to consolidate the debt outstanding of LEM with San Paolo IMI. The letter of credit reduces the amounts available to us under our line of credit by $4.0 million at June 30, 2006.

We have a foreign exchange facility of $2.0 million with Comerica. This facility allows us to purchase up to $20.0 million in currency contracts used primarily to hedge our foreign currency exposure, primarily product purchases from our suppliers in Euro. This foreign exchange facility is due to mature in September 2006. As of June 30, 2006, our total outstanding currency contracts under this facility converted to U.S. dollars was $7.0 million. This represents 5.6 million Euro foreign currency contracts at June 30, 2006. Effective May 2006, 10% of any outstanding foreign exchange forward contracts reduces the amount available to us under the line of credit up to a maximum of $2 million. At June 30, 2006, amounts under available lines of credit would have been reduced by $700,000. As a result at June 30, 2006, we had unused credit lines of $3.3 million.

We also had a term loan with Comerica which was paid in full in June 2005.

All of our loan facilities and term loans with Comerica described above are secured by all of our assets, excluding our intellectual property. We also have agreed to the following material covenants:

•	we must maintain a ratio of current assets to current liabilities of at least 1.25 to 1;

•	we must maintain a ratio of total liabilities to tangible net worth of not more than 2 to 1;

•	we must maintain a ratio of total liabilities to tangible net worth of not more than 1.60 to 1 in order to avoid a borrowing base calculation;

•	we must maintain a ratio of quick assets to current liabilities of at least 0.50 to 1;

•	we must maintain a tangible net worth of not less than $34.4 million, to be increased on a quarterly basis by 50% of the aggregate net income of each fiscal quarter and 100% of capital infusions, including any subordinated debt;

•	we must maintain an annual minimum profit of $500,000 and cannot have more than two consecutive quarterly losses;

•	we must provide Comerica with periodic financial reports;

•	we must maintain minimum insurance coverage; and

•	we cannot pay dividends or make any other distributions or payments without Comerica’s prior written consent.

At December 31, 2005, we were not in compliance with the minimum annual profit and tangible net worth requirements and obtained a waiver of these covenants from the lender. At June 30, 2006, we are not in compliance with the two financial covenants related to maintaining a minimum tangible net worth and not incurring two consecutive quarterly net losses. We obtained a waiver of these conditions as of August 14, 2006.

In addition to loan facilities, we have historically relied upon loans from private lenders to fund our working capital needs. At both December 31, 2005 and June 30, 2006, there was no private lender debt outstanding.

We believe that our cash on hand and available loan facilities will be sufficient to enable us to meet our financing and operating requirements for at least the next 12 months. Changes in operating plans, lower than anticipated net sales, increased expenses or other events, including those described in Item 1A, “Risk Factors,” may cause us to seek additional debt or equity financing in the future. Our future capital requirements will depend on many factors, including our rate of net sales growth, financing requirements related to our recent acquisition of LEM S.r.l ,the expansion of our sales and marketing activities and the continuing market acceptance of our product designs. Although currently we are not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution of our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing, other than our current loan facility, and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Deferred Taxes

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the deferred tax assets, net of the valuation allowance, will be realized. Accordingly, we have recorded no valuation allowance for our U.S. operations at December 31, 2005 and June 30, 2006. We have recorded a $632,000 and $1,974,000 valuation allowance for our wholly owned subsidiaries, Spy Optic, S.r.l and LEM S.r.l., at December 31, 2005, and June 30, 2006, respectively.

Backlog

Historically, purchases of sunglass and motocross eyewear products have not involved significant pre-booking activity. Purchases of our snow goggle products are generally pre-booked and shipped primarily from August to October. At June 30, 2005, and 2006, excluding backlog related to the acquisition of LEM, we had a backlog, including backorders (merchandise remaining unshipped beyond its scheduled shipping date), of $1.9 million and $2.7 million, respectively. The increase in the backlog was attributable primarily to pre-booking across our product lines and manufacturing and product delivery delays primarily in the second quarter, which manufacturing and product delivery delays could continue in future quarters if we do not improve historical manufacturing procedures at LEM. LEM’s backlog amounted to 1.3 million Euro, or approximately $1.6 million, after eliminating intercompany orders.

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

Interest Rate Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At December 31, 2005, we had no debt outstanding under our loan facilities with Comerica. We had unused lines of credit with Comerica of $8 million. On April 3, 2006, Comerica issued a letter of credit on our behalf in the amount of 3.0 million Euro. This letter of credit reduces the amount available to us under the line of credit by $4.0 million, adjusted for changes in the Euro rate. In addition, effective May 2006, our bank agreement was modified such that 10% of any foreign exchange forward contracts outstanding up to a maximum of $2 million reduce the amount available under the line of credit. At June 30, 2006 net foreign exchange forward contracts outstanding amounted to $7.0 million. This reduces the amount available to the Company under its line of credit by $700,000. As a result, at June 30, 2006, we had $3.3 million available for use under our lines of credit. The amounts outstanding under these loan facilities at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest rate would have a material effect on our results of operations or financial condition.

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

We operate our business and derive a substantial portion of our net sales outside of the U.S. Excluding LEM S.r.l., in the six months ended June 30, 2005 and 2006, we derived 25% and 18% of our net sales in the rest of the world. We also purchase a majority of our products in transactions denominated in Euros. As a result, we are exposed to movements in foreign currency exchange rates between the local currencies of the foreign markets in which we operate and the U.S. dollar. Our foreign currency exposure is generally related to Europe. A strengthening of the Euro relative to the U.S. dollar or to other currencies in which we receive revenues could impact negatively the demand for our products, could increase our manufacturing costs and could reduce our results of operations. In addition, we manufacture a substantial amount of our sunglass and goggle products in Italy. Because these purchases are paid in Euros, we face currency risk. A strengthening Euro could negatively affect the cost of our products and reduce our gross profit margins.

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

As of June 30, 2006, we had purchased a total of 7.4 million Euro foreign currency contracts designated as cash flow hedges at an average Euro rate of 1.23 Euro to U.S. dollar and sold 1.8 million Euro foreign currency contracts not designated as hedging instruments at an average Euro rate of 1.26.

As of June 30, 2006, notional amounts of the interest rate swap were 1 million Euro. This swap was acquired with the purchase of LEM S.r.l. It is not an effective hedge of the Company’s interest rate exposures. In June 2006, one interest rate swap was closed at a loss of approximately 16,000 Euro or $20,000.

As part of our risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from a change in foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which we were exposed at June 30, 2006 through its derivative financial instruments.

The estimated one-day loss from our foreign currency derivative financial instruments, calculated using the sensitivity model described above, is $699,000 at June 30, 2006. We believe that such a hypothetical loss from derivatives would be offset by increases in the value of the underlying transactions being hedged.

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

The adoption of SFAS 123(R)’s fair value method will impact our results of operations, although it will have no material impact on our overall financial position. The adoption of SFAS 123(R) will increase our operating expenses. We anticipate the increase will be approximately $100,000, $50,000 and $15,000 for the years ended December 31, 2006, 2007 and 2008, respectively, for options that remain unvested as of December 31, 2005. The full impact of adoption of SFAS 123(R) cannot be reasonably estimated at this time because it will depend on levels and types of share-based compensation arrangements in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income (loss) per share, as discussed above.

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

In July 2006, the FASB issued Financial Interpretation Number (FIN) 48 “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning January 1, 2007. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

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

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

See footnote 14 to our unaudited consolidated financial statements.

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

If sales become concentrated in a limited number of our products, we could be exposed to risk if consumer demand for such products were to decline. Excluding net sales from LEM S.r.l., for the three months ended June 30, 2005 and 2006, 79% and 78% of our net sales were derived from sales of our sunglass products, respectively, and 15% and 16%, respectively, of our net sales were derived from sales of our goggle products. Excluding net sales from LEM S.r.l., for the six months ended June 30, 2005 and 2006, 75% and 74% of our net sales were derived from sales of our sunglass products, respectively, and 19% and 20%, respectively, of our net sales were derived from sales of our goggle products. In addition, excluding LEM S.r.l. net sales, for the three months ended June 30, 2005 and 2006, 19% and 26%, respectively, of our net sales were derived from two sunglass models of our product line. For the six months ended June 30, 2005 and 2006, 16% and 23%, respectively, of our net sales were derived from two sunglass models of our product line. As a result of these concentrations in net sales, our operating results could be harmed if sales of any of these products were to decline substantially and we were not able to increase sales of other products to replace such lost sales.

Our business could be harmed if we fail to maintain proper inventory levels.

We place orders with our manufacturers for some of our products prior to the time we receive orders for these products from our customers. We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. We also maintain an inventory of selected products that we anticipate will be in high demand. We may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and harm our operating results and financial condition. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships and diminish brand loyalty, thereby harming our business. For example, in fiscal 2003 and 2005, we experienced delays of two months in the delivery of goggle shipments, which we believe may have reduced our net sales in the third quarters of both fiscal 2003 and 2005 by less than 5% and 6%, respectively. In 2006, we have experienced delays in manufacturing and shipping our sunglass and goggle products. We anticipate that we will continue to experience manufacturing and shipping delays during the remainder of 2006, and that these delays may have a material effect on our net sales.

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

The capacity of our manufacturers, including our subsidiary LEM, which manufactures a substantial majority of our products, to manufacture our products is dependent upon the availability of raw materials used in the fabrication of eyeglasses. Our manufacturers, including LEM, have experienced in the past, and may experience in the future, shortages of raw materials and other production delays which have resulted in delays in deliveries of our products by our manufacturers of up to several months. For example, in fiscal 2003 and 2005, we experienced delays in the delivery of goggle shipments due to manufacturing problems. We believe the delays may have reduced our net sales in the third quarters of both fiscal 2003 and 2005 by less than 5% and 6%, respectively and could have an impact on our ability to manufacture product to meet sales demand in our current fiscal year. In 2006, we have experienced delays in manufacturing and shipping our sunglass and goggle products. We anticipate that we will continue to experience manufacturing and shipping delays during the remainder of 2006, and that these delays may have a material effect on our net sales.

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

We sell our products to retail locations in the U.S. and internationally through retail locations serviced by us through our direct sales team and a network of independent sales representatives in the U.S., and through our international distributors. We rely on these independent sales representatives and distributors to provide customer contacts and market our products directly to our customer base. Our independent sales representatives are not obligated to continue selling our products, and they may terminate their arrangements with us at any time with limited notice. We do not have long-term agreements with all our international distributors. Our ability to maintain or increase our net sales will depend in large part on our success in developing and maintaining relationships with our independent sales representatives and our international distributors. It is possible that we may not be able to maintain or expand these relationships successfully or secure agreements with additional sales representatives or distributors on commercially reasonable terms, or at all. Any failure to develop and maintain our relationships with our independent sales representatives or our international distributors, and any failure of our independent sales representatives or international distributors to effectively market our products, could harm our net sales.

We face business, political, operational, financial and economic risks because a significant portion of our operations and sales are to customers outside of the United States.

Our European sales and administration operations are located in Italy, and our primary manufacturers are located in Italy. In addition, we distribute our products from an outsourced facility based in the Netherlands. Excluding the net sales from LEM S.r.l , in the six months ended June 30, 2005 and 2006, we derived 75% and 73% of our net sales from the U.S., respectively, and 25% and 27% of our net sales from our foreign operations, respectively. We are subject to risks inherent in international business, many of which are beyond our control, including:

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

We sell a majority of our products in transactions denominated in U.S. dollars; however, we purchase a substantial portion of our products from our manufacturers in transactions denominated in Euros. As a result, if the U.S. dollar were to weaken against the Euro, our cost of sales could increase substantially. We also are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our Italian subsidiary, Spy Optic, S.r.l., and due to net sales in Canada. Between January 1, 2005 and June 30, 2006, the Euro to U.S. dollar exchange rate has ranged from 1.16 to 1.37. Between January 1, 2005 and June 30, 2006, the Canadian dollar to U.S. dollar exchange rate has ranged from 0.79 to 0.91. For the three months ended June 30, 2005 and 2006, we had a foreign currency gain of approximately $33,000 and $75,000, representing zero percent of our net sales, in both periods. For the six months ended June 30, 2005 we had a foreign currency loss of approximately $100,000 and for the six months ended June 30, 2006 we had a foreign currency gain of $47,000, representing zero percent of our net sales, in both periods. As of June 30, 2006, we had purchased a net total of 5.6 million Euro foreign currency contracts at an average Euro rate of 1.22 Euro to U.S. dollar.

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

No Fear, Inc. and its affiliates beneficially own approximately 15% of our outstanding common stock. As a result of this ownership interest, No Fear and its affiliates have the ability to influence who is elected to our board of directors each year and, through those directors, to influence our management, operations and potential significant corporate actions. In addition, as a purchaser of our products, No Fear accounted for approximately $443,000 and $539,000 of our net sales for the six months ended June 30, 2005 and 2006, respectively. No Fear and its affiliates may have interests that conflict with, or are different from, the interests of our other stockholders. These conflicts of interest could include potential competitive business activities, corporate opportunities, indemnity arrangements, registration rights, sales or distributions by No Fear of our common stock and the exercise by No Fear of its ability to influence our management and affairs. Further, this concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our other stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, could harm the market price of our common stock and could impede the growth of our company. Our certificate of incorporation does not contain any provisions designed to facilitate resolution of actual or potential conflicts of interest or to ensure that potential business opportunities that may become available to both No Fear and us will be reserved for or made available to us. If these conflicts of interest are not resolved in a manner favorable to our stockholders, our stockholders’ interests may be substantially harmed.

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

On March 7, 2005, Oakley, Inc, one of our major competitors, filed a lawsuit alleging patent trade dress and trademark infringement, unfair competition, and false designation of origin. The lawsuit specifically identifies three of our product styles which accounted for 7% and 5% of our total net sales for the six months ended June 30, 2005 and 2006, respectively. While management believes the lawsuit is without merit, litigation is subject to inherent uncertainties and an unfavorable outcome could negatively affect our operating results. We have sought coverage under our insurance policies with respect to these claims, but it appears coverage may be unavailable.

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

Sales of our common stock in the public market, or the perception that such sales might occur, could cause the market price of our common stock to decline. As of August 7, 2006, we have 8,181,814 shares of common stock outstanding including 97,500 of unvested restricted stock . In addition, we have 831,873 shares subject to fully vested unexercised options to purchase shares of common stock. In addition, in connection with our initial public offering, we issued warrants to purchase up to 147,000 shares of common stock to Roth Capital Partners, LLC, and an affiliate. With the exception of the 97,500 shares subject to restricted share agreements, all of our outstanding shares of common stock may be sold in the open market, subject to certain limitations.

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

We, our directors and certain of our officers have been named as defendants in two stockholder class action lawsuits filed in the United States District Court for the Southern District of California. A consolidated complaint, filed October 11, 2005, purported to seek unspecified damages on behalf of an alleged class of persons who purchased our common stock pursuant to our registration statement we filed in connection with our public offering of stock on December 14, 2004. The complaint alleged that we and our officers and directors violated federal securities laws by failing to disclose in the registration statement material information about plans to make a distribution change in our European operations, our dealings with one of our customers and whether certain of our products infringe on the intellectual property rights of Oakley, Inc. We filed a motion to dismiss the complaint which the court granted on March 29, 2006. The court allowed plaintiffs to file an amended complaint only with respect to their claim about a European distribution change. Plaintiffs filed an amended complaint dated April 7, 2006. On May 7, 2006, the Company filed a motion to dismiss that amended complaint. No discovery has been conducted. However, based on the facts presently known, management believes we have meritorious defenses to this action and intends to vigorously defend the action.

In December 2005, two stockholders filed derivative lawsuits in state court in San Diego, purportedly on our behalf, against eight of our current or former directors and officers and against one of our stockholders, No Fear. A consolidated amended complaint was filed in March 2006 alleging that the defendants breached their fiduciary duties and injured us by allowing us to issue a misleading registration statement and prospectus in connection with our December 2004 public offering and alleging that No Fear sold

Orange 21 stock while having knowledge of material, non-public information. The derivative plaintiffs seek compensatory damages, disgorgement of profits, treble damages and other relief. The case is still in the pretrial stage. On May 4, 2006 the Court granted the defendants’ demurrer and dismissed the consolidated complaint, with leave to file an amended complaint. An amended complaint was filed on May 25, 2006, and on June 29, 2006 defendants filed their demurrer to that amended complaint.

This litigation presents a distraction to our management and is expensive to conduct. This could negatively affect our operating results.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) Our Annual Meeting of Stockholders was held on June 9, 2006.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management’s nominees as listed in the proxy statement to elect two directors. All such nominees were elected.

(c) The matters voted at the meeting and the results were as follows:

(1) To elect two directors to serve for a term to expire at the Annual Meeting in 2009 or until their successors are elected and qualified.

	For	Withheld
Director #1 — Harry Casari	5,661,658	81,050
Director #2 — Mark Simo	5,665,758	76,950

(2) To ratify the selection of Mayer Hoffman McCann P.C. to serve as independent registered certified public accountants for the Company for the fiscal year ending December 31, 2006.

For	Against	Abstain	Broker Non-Vote
5,741,857	851	0	0

Item 5.	Other Information.

De Lage Landen Financial Services Loan Documents

On May 23, 2006, we financed a software purchase by entering into a Master Loan & Security Agreement, Loan Supplement and Promissory Note (collectively, the “Loan Documents”) with De Lage Landen Financial Services, Inc. The principal amount under the Promissory Note is $491,366.15, and interest accrues at a rate equal to 4.55% per annum. The Promissory Note has a term of 39 months. Our obligation to make payments under the Promissory Note is secured by a security interest in the software we purchased. The Loan Documents contain covenants and events of default and provide that, upon the occurrence of certain events of default, payment of all amounts payable under the Loan Documents may be accelerated.

The foregoing is qualified in its entirety by reference to the Master Loan & Security Agreement, Loan Supplement and Promissory Note filed as Exhibits 10.34, 10.35 and 10.36 to this Quarterly Report.

Issuances of Restricted Stock

On June 13, 2006 we issued an aggregate of 97,500 restricted shares of common stock to certain employees, including Barry Buchholtz, our Chief Executive Officer, Jerry Kohlscheen, our Chief Operating Officer, Fran Richards, our Vice President of Marketing, and John Gothard, our Vice President of North American Sales. 24,375 of such shares vest after a period of one year and 73,125 of such shares vest over the following three years in equal monthly increments, in each case subject to continuing service by the recipient. In connection with such issuances we entered into a Notice of Restricted Share Award and Restricted Share Agreement with each recipient.

The foregoing is qualified in its entirety by reference to the Form of Notice of Restricted Share Award and Restricted Share Agreement filed as Exhibit 10.33 to this Quarterly Report.

Item 6.	Exhibits

Exhibit Number	Description of Document

3.2	Restated Certificate of Incorporation (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

3.4	Amended and Restated Bylaws (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

10.31	Eleventh Modification to Loan and Security Agreement entered July 3, 2006 by and between Orange 21 Inc. and Comerica Bank. (incorporated by reference to Form 8-K filed July 7, 2006).

10.32	Letter Agreement entered July 3, 2006 by and between Orange 21 Inc. and Comerica Bank. (incorporated by reference to Form 8-K filed July 7, 2006).

10.33+	Form of Notice of Restricted Share Award and Restricted Share Agreement dated June 13, 2006 among Orange 21 Inc. and the individuals listed on Schedule A thereto.

10.34	Master Loan & Security Agreement dated May 23, 2006 among Orange 21 Inc. and De Lage Landen Financial Services, Inc.

10.35	Loan Supplement dated May 23, 2006 among Orange 21 Inc. and De Lage Landen Financial Services, Inc.

10.36	Promissory Note dated May 23, 2006 among Orange 21 Inc. and De Lage Landen Financial Services, Inc.

31.1	Rule 13a-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a) certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.§1350).

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orange 21 Inc.

Date: August 14, 2006

	By	/s/ Barry Buchholtz
Barry Buchholtz Chief Executive Officer

Date: August 14, 2006

	By	/s/ Michael Brower
Michael Brower Chief Financial Officer