Form 10-Q
period 2006-09-30
Orange 21 Inc.
filed 2006-11-20
CIK 932372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-51071

ORANGE 21 INC.

(Exact name of Registrant as specified in its charter)

Delaware	33-0580186
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2070 Las Palmas Drive, Carlsbad, CA 92011	(760) 804-8420
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

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

As of November 6, 2006, there were 8,184,314 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

ORANGE 21 INC. AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	September 30, 2006
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,668,636	$4,019,838
Short-term investments	5,477,728	—
Restricted cash	—	857,440
Accounts receivable—net	9,142,264	8,081,563
Inventories	11,206,232	12,055,075
Prepaid expenses and other current assets	1,374,350	1,476,221
Income taxes receivable	239,046	439,755
Deferred income taxes	1,512,584	1,134,185

Total current assets	31,620,840	28,064,077
Property, plant and equipment—net	4,636,305	9,161,828
Goodwill	—	9,440,783
Intangible assets, net of accumulated amortization of $395,760 (2005) and $432,449 (2006), respectively	483,854	445,690
Deferred income taxes	126,000	1,123,000
Other long-term assets	1,389,682	64,152

Total assets	$38,256,681	$48,299,530

Liabilities and Stockholders’ Equity
Current liabilities
Lines of credit	$—	$1,476,296
Current portion of notes payable	—	1,161,427
Current portion of capitalized leases	19,575	429,481
Accounts payable	1,643,427	5,249,873
Accrued expenses and other liabilities	2,349,946	4,213,933
Deferred purchase price obligation	—	1,292,749

Total current liabilities	4,012,948	13,823,759
Notes payable, less current portion	—	667,179
Capitalized leases, less current portion	12,588	687,835
Other liabilities	—	851,743

Total liabilities	4,025,536	16,030,516
Commitments and contingencies
Stockholders’ equity
Preferred stock; par value $0.0001; 5,000,000 authorized	—	—
Common stock; par value $0.0001; 100,000,000 shares authorized; 8,084,314 and 8,184,314 shares issued and outstanding December 31, 2005 and September 30, 2006, respectively	806	807
Additional paid-in capital	36,099,820	36,250,066
Accumulated other comprehensive income	32,497	1,190,096
Accumulated deficit	(1,901,978)	(5,171,955)

Total stockholders’ equity	34,231,145	32,269,014

Total liabilities and stockholders’ equity	$38,256,681	$48,299,530

The accompanying notes are an integral part of these consolidated financial statements

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Net sales	$10,819,773	$11,379,236	$29,707,956	$31,032,248
Cost of sales	5,310,534	5,858,562	14,494,701	15,486,635

Gross profit	5,509,239	5,520,674	15,213,255	15,545,613

Operating expenses
Sales and marketing	3,462,546	3,492,318	9,381,103	10,494,076
General and administrative	1,368,080	2,287,354	4,223,149	6,887,046
Shipping and warehousing	334,917	343,140	924,508	1,293,219
Research and development	160,562	267,034	475,018	785,916

Total operating expenses	5,326,105	6,389,846	15,003,778	19,460,257

Income (loss) from operations	183,134	(869,172)	209,477	(3,914,644)
Other income (expense)
Interest income (expense)—net	85,632	(43,715)	236,045	(167,691)
Foreign currency transaction gain (loss)	165,933	(93,847)	66,345	(47,309)
Other (expense) income—net	4,704	(19,741)	(7,917)	(14,520)

Total other income (expense)	256,269	(157,303)	294,473	(229,520)

Income (loss) before income taxes	439,403	(1,026,475)	503,950	(4,144,164)
Income tax provision (benefit)	247,293	(248,579)	444,451	(874,187)

Net income (loss)	$192,110	$(777,896)	$59,499	$(3,269,977)

Net income (loss) per common share
Basic	$0.02	$(0.10)	$0.01	$(0.40)

Diluted	$0.02	$(0.10)	$0.01	$(0.40)

Weighted average common shares outstanding
Basic	8,026,502	8,090,981	8,014,352	8,086,536

Diluted	8,339,792	8,090,981	8,407,376	8,086,536

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Net income (loss)	$192,110	$(777,896)	$59,499	$(3,269,977)
Other comprehensive (loss) income:
Unrealized (loss) income on cash flow hedges, net of tax	(9,220)	(48,317)	(244,192)	534,570
Unrealized (loss) income on available-for-sale investments, net of tax	1,322	—	(2,679)	1,681
Equity adjustment from foreign currency translation	196,940	(27,303)	187,565	369,690
Unrealized (loss) gain on foreign currency exposure of net investment in foreign operations	(20,100)	(29,517)	(264,900)	251,658

Other comprehensive loss (income), net of tax	168,942	(105,137)	(324,206)	1,157,599

Comprehensive (loss) income	$361,052	$(883,032)	$(264,707)	$(2,112,377)

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2005	2006
Cash flows from operating activities
Net loss	$59,499	$(3,269,977)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,636,503	2,383,009
Deferred income taxes	(100,937)	(619,510)
Provision for bad debts	111,384	416,831
Stock-based compensation	—	150,247
Loss on sale of fixed assets	—	159,248
Change in operating assets and liabilities:
Accounts receivable	(311,861)	1,428,194
Inventories	(1,200,366)	1,223,672
Prepaid expenses and other current assets	(831,956)	408,414
Other assets	—	9,645
Accounts payable	(331,310)	853,672
Accrued expenses and other liabilities	150,793	(236,431)
Income tax payable/receivable	(385,106)	(271,138)

Net cash (used in) provided by operating activities	(1,203,357)	2,635,876

Cash flows from investing activities
Purchases of fixed assets	(1,587,120)	(3,767,947)
Purchases of fixed assets from related parties	(1,095,501)	—
Purchases of short-term investments	(14,371,966)	(1,500,000)
Maturities and sales of short-term investments	5,292,000	6,980,000
Cash paid for acquisition	—	(2,982,127)
Investment in restricted cash	—	(857,439)
Proceeds from the sale of fixed assets	—	118,545
Purchases of intangibles	(403,951)	(11,774)

Net cash used in investing activities	(12,166,538)	(2,020,742)

Cash flows from financing activities
Line of credit borrowings	—	776,911
Line of credit repayments	—	(847,429)
Principal payments on notes payable	(291,667)	(888,912)
Proceeds from issuance of notes payable	—	1,552,895
Principal payments on capital leases	(28,421)	(349,018)
Proceeds from sale of common stock	4,177,035	—
Proceeds from exercise of stock options	48,910	—

Net cash provided by (used in) financing activities	3,905,857	244,447

Effect of exchange rate changes on cash and cash equivalents	(319,748)	491,621

Net (decrease) increase in cash and cash equivalents	(9,783,786)	1,351,202
Cash and cash equivalents at beginning of period	11,476,828	2,668,636

Cash and cash equivalents at end of period	$1,693,042	$4,019,838

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,738	$261,496

Income taxes	$795,000	$282,858

The accompanying notes are an integral part of these consolidated financial statements

ORANGE 21 INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Orange 21 Inc. and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring items, considered necessary for a fair presentation of the consolidated balance sheet as of September 30, 2006, the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2006, and the consolidated statements of cash flows for the nine month periods ended September 30, 2005 and 2006. The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results of operations for the entire year ending December 31, 2006 or for any other period. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s financial statements and notes thereto included in the Orange 21 Inc. Annual Report Form 10-K for the year ended December 31, 2005.

2.	Recently Issued Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation Number (FIN) 47 to clarify the timing of the recording of certain asset retirement obligations required by SFAS 143. FIN 47 is effective December 31, 2005. The adoption of FIN 47 has not had a material impact on the Company’s consolidated results of operations or financial condition.

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

In July 2006, the FASB issued Financial Interpretation Number (FIN) 48 “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect the adoption of FIN 48 will have on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the Company’s fiscal year 2006 annual financial statements. The Company is currently assessing the potential impact that the adoption of SAB No. 108 will have on our financial statements; the impact is not expected to be material.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements.

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

At September 30, 2006, the Company had no short-term investments.

The following table summarizes short-term investments by security type at December 31, 2005:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$4,500,000	$—	$—	$4,500,000
Certificates of deposit	480,000	—	2,457	477,543
State and municipal securities	500,530	—	345	500,185

	$5,480,530	$—	$2,802	$5,477,728

The following table summarizes the contractual maturities of the Company’s short-term investments:

	December 31, 2005	September 30, 2006
Less than one year	$977,728	$—
Due in one to five years	—	—
Due after five years	4,500,000	—

	$5,477,728	$—

Auction rate securities, for which the interest rate resets approximately every 7 to 28 days, have been allocated within the contractual maturities table based upon the set maturity date of the security. For the nine months ended September 30, 2005 and 2006, the Company did not record any realized gains or losses on its short-term investments.

As of December 31, 2005 and September 30, 2006, the Company had no investments that have been in a continuous unrealized loss position for a period of 12 months.

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

Beginning in April 2005, a majority of the Company’s derivatives were designated and qualified as cash flow hedges. The Company uses forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in its forecasted purchase of products at prices denominated in currencies other than the U.S. dollar. For derivative instruments that are designated and qualify as cash flow hedges, the Company records the effective portion of the gain or loss on the derivative in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. The Company reports the effective portion of cash flow hedges in the same financial statement line as the changes in the value of the hedged item. As of September 30, 2006, the notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges were $7,451,000. As of September 30, 2006, a net gain of $247,000 related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive income.

In the nine months ended September 30, 2005 and 2006, the Company did not discontinue any material cash flow hedges for which it was probable that a forecasted transaction would not occur.

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

Other derivatives not designated as hedging instruments under SFAS No. 133 “ Accounting for Derivative Instruments and Hedges” consist of forward contracts the Company uses to hedge foreign currency balance sheet exposures and interest rate swaps. For derivative instruments not designated as hedging instruments under SFAS No. 133, the Company recognizes changes in fair value in earnings in the period of change. The Company recognizes the gains or losses on foreign currency forward contracts used to hedge balance sheet exposures in the foreign currency transaction gain.

As of December 31, 2005 and September 30, 2006, the notional amounts of the Company’s foreign exchange contracts not designated as hedging instruments were $1,775,000 and $1,144,000 respectively.

As of September 30, 2006, notional amounts of the interest rate swap were 1 million Euro. This swap was acquired with the purchase of LEM S.r.l. It is not an effective hedge of the Company’s interest rate exposures. In June 2006, one interest rate swap was closed at a loss of approximately 16,000 Euro or $20,000.

Foreign currency derivatives are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements which may include derivatives that do not meet the criteria for hedge accounting. The Company does not enter into foreign exchange contracts for speculative purposes.

5.	Earnings (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options and warrants in the weighted average share calculation. Basic and diluted loss per share are the same for the three and nine months ended September 30, 2006 as all potentially dilutive securities are antidilutive. The following table lists the potentially dilutive equity instruments, each convertible into one share of common stock:

	Three Months Ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Weighted average common shares outstanding — basic	8,026,502	8,090,981	8,014,352	8,086,536
Effect of dilutive securities:
Stock options	313,290	—	393,024	—
Warrants	—	—	—	—

Dilutive potential shares	313,290	—	393,024	—

Weighted average common shares outstanding — dilutive	8,339,792	8,090,981	8,407,376	8,086,536

The following potentially dilutive instruments were not included in the diluted per share calculation for the three and nine months ended September 30, 2005 and 2006 as their effect was antidilutive:

	Three Months Ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Stock options	495,000	885,938	475,000	885,938
Restricted stock	—	90,000	—	90,000
Warrants	147,000	147,000	147,000	147,000

Total	642,000	1,122,938	622,000	1,122,938

6.	Comprehensive Income

Comprehensive income represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive income.

The components of accumulated other comprehensive income, net of tax, are as follows:

	December 31, 2005	September 30, 2006
Unrealized (loss) income on cash flow hedges, net of tax	$(287,668)	$246,902
Unrealized loss on available-for-sale investments, net of tax	(1,681)	—
Equity adjustment from foreign currency translation	642,021	1,011,711
Unrealized loss on foreign currency exposure of net investment in foreign operations	(320,175)	(68,517)

Accumulated other comprehensive income	$32,497	$1,190,096

7.	Stock Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) “Share-Based Payments.” Prior to January 1, 2006, the Company had accounted for stock-based payments under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion 25 and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB 25, no compensation expense was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

Stock Options

Under the modified prospective method of SFAS No. 123(R), compensation expense was recognized during the three and nine months ended September 30, 2006 and includes compensation expense for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and compensation expense for all stock based payments granted after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company’s financial results for the prior periods have not been restated.

As a result of adopting SFAS No. 123(R), during the three and nine months ended September 30, 2006, the Company’s net loss is approximately $17,000 and $46,000 net of tax higher, respectively, than if it had continued to account for stock based compensation under APB 25 as it did for the three and nine months ended September 30, 2005. Basic and diluted earnings per share for the three and nine months ended September 30, 2006 would not have been affected if the Company had not adopted SFAS No. 123(R). Compensation expense was included primarily in general and administrative expense for the period. The adoption of SFAS No. 123(R) had no impact on the Company’s cash flows.

Consistent with the valuation method used for the disclosure only provisions of SFAS No. 123, the Company is using the Black-Scholes option-pricing model to value compensation expense. The Black-Scholes option-pricing model uses the assumptions noted in the following table. No options were granted during the three months ended September 30, 2006. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock.

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Expected volatility	64.0%	—	64.0%	61.0%
Risk-free interest rate	3.8%	—	3.8%	5.1%
Dividend yield	—	—	—	—
Expected term (in years)	5.0	—	5.0	5.0

The stock option activity is summarized below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	1,020,624	$6.69
Granted (weighted-average fair value of $2.90)	30,000	5.11
Exercised	—	—
Canceled/forfeited	(164,686)	6.86

Options outstanding at September 30, 2006	885,938	6.60	6.9	$235,282

Exercisable outstanding at September 30, 2006	813,123	6.75	7.0	$235,282

The Company records stock compensation expense using the straight line vested method over the vesting period, which is generally one to five years. As of September 30, 2006, the Company had $92,000 of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.1 years.

The reported net income (loss) and net income (loss) per share for the three and nine months ended September 30, 2005 have been presented below to reflect the impact of the adoption of SFAS No. 123(R) had the Company been required to adopt this standard for the three and nine months ended September 30, 2005.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Actual net income (loss)	$192,110	$59,499
Less stock-based employee compensation expense determined under the fair value based method	(86,679)	(103,542)

Pro forma net income (loss)	$105,431	$(44,043)

Basic earnings per share - actual	$0.02	$0.01

Diluted earnings per share - actual	$0.01	$(0.01)

Basic earnings per share - pro forma	$0.02	$0.01

Diluted earnings per share - pro forma	$0.01	$(0.01)

Restricted stock awards

On June 13, 2006, the Company issued an aggregate of 97,500 restricted shares of common stock to existing employees, 24,375 shares of which vest after a period of one year and 73,125 which vest monthly over the following three years in equal increments, in each case subject to continuing service by the recipient of the restricted stock. The fair value of the restricted stock is $5.01 per share (the market value of the stock on the date of issuance) or $488,475. Compensation expense recorded during both the three and nine months ended September 30, 2006, totaled approximately $24,000 and $29,000, respectively. At September 30, 2006, no shares were vested and 90,000 shares were subject to repurchase.

The following table summarizes information about non-vested restricted stock awards as of September 30, 2006 and changes during the nine months then ended:

	Shares	Weighted- Average Grant- Date Fair value	Weighted- Average Remaining Service Period	Aggregate Unrecognized Compensation Expense
Non-vested at December 31, 2005	—	$—
Granted	97,500	5.01
Vested	—	—
Canceled	(7,500)	5.01

Non-vested at September 30, 2006	90,000	$5.01	3.75	$450,900

8.	Accounts Receivable

Accounts receivable consisted of the following:

	December 31, 2005	September 30, 2006
Trade receivables	$11,633,107	$10,464,218
Less allowance for doubtful accounts	(505,235)	(872,943)
Less allowance for returns	(1,985,608)	(1,509,712)

	$9,142,264	$8,081,563

9.	Inventories

Inventories consisted of the following:

	December 31, 2005	September 30, 2006
Raw materials	$95,110	$1,961,101
Work in process	—	1,026,072
Finished goods	11,111,122	9,067,902

	$11,206,232	$12,055,075

The Company’s inventory balances are net of an allowance for obsolescence of approximately $2,182,000 and $2,257,000 at December 31, 2005 and September 30, 2006, respectively.

10.	Financing Arrangements

The Company has financing arrangements with Comerica Bank consisting of a line of credit facility and a foreign exchange facility. At September 30, 2006, the Company had $3.3 million available under the financing arrangements.

The Company’s line of credit facility allows for borrowings of up to $8 million and matures on December 5, 2006. The Company also has available letter of credit accommodations, with any payments made by the financial institution to any issuer thereof and/or related parties in connection with the letter of credit accommodations to constitute additional revolving loans to the Company and the amount of all outstanding letter of credit accommodations not to exceed $4.0 million. The available line of credit is reduced by the amount of outstanding letters of credit and 10% of outstanding foreign exchange forward contracts. At December 31, 2005, amounts outstanding under the line of credit were zero. On April 3, 2006, Comerica Bank issued a letter of credit on behalf of the Company and LEM S.r.l. to San Paolo IMI in the amount of 3.0 million Euro or $3.8 million. The letter of credit served to allow LEM to consolidate the debt outstanding of LEM with San Paolo IMI. The letter of credit reduces the amounts available to the Company under the line of credit by $3.8 million at September 30, 2006.

The Company’s foreign exchange facility allows the Company to purchase up to $20.0 million in currency contracts used primarily to hedge the Company’s foreign currency exposure. This foreign exchange facility is due to mature in December 2006. As of September 30, 2006, the Company’s total outstanding currency contracts under this facility was $9.2 million. Effective May 2006, 10% of any outstanding foreign exchange forward contracts reduces the amount available to the Company under the line of credit up to a maximum of $2 million. At September 30, 2006, amounts under available lines of credit would have been reduced by $920,000.

As a result, at September 30, 2006, the Company had unused lines of credit of $3.3 million.

The Company also had a term loan with Comerica which was paid in full in June 2005.

All of the Company’s loan facilities and term loans with Comerica described above are secured by all of the Company’s assets, excluding the Company’s intellectual property. The Company also has agreed to the following material covenants:

•	The Company must maintain a ratio of current assets to current liabilities of at least 1.25 to 1;

•	The Company must maintain a ratio of total liabilities to tangible net worth of not more than 2 to 1;

•	The Company must maintain a ratio of total liabilities to tangible net worth of not more than 1.60 to 1 in order to avoid a borrowing base calculation;

•	The Company must maintain a ratio of quick assets to current liabilities of at least 0.50 to 1;

•	The Company must maintain a tangible net worth of not less than $34.4 million, to be increased on a quarterly basis by 50% of the aggregate net income of each fiscal quarter and 100% of capital infusions, including any subordinated debt;

•	The Company must maintain an annual minimum profit of $500,000 and cannot have more than two consecutive quarterly losses;

•	The Company must provide Comerica with periodic financial reports;

•	The Company must maintain minimum insurance coverage; and

•	The Company cannot pay dividends or make any other distributions or payments without Comerica’s prior written consent.

At December 31, 2005, the Company was not in compliance with the minimum annual profit and tangible net worth requirements and obtained a waiver of these covenants from the lender. At September 30, 2006, the Company was not in compliance with the two financial covenants related to maintaining a minimum tangible net worth and not incurring two consecutive quarterly net losses. There were no outstanding letters of credit at December 31, 2005.

On November 3, 2006, the Company received a letter from Comerica notifying the Company that it is in default under its credit facility as a result of the failure to be in compliance with the foregoing covenants. In the letter, Comerica notified the Company that it must make an immediate deposit equal to the amount of the undrawn letter of credit (3 million Euros). As of November 16, 2006, the Company obtained a waiver of these conditions and an extension of the borrowing and letter of credit facilities to February 14, 2007. The extension reduces the credit facility to maximum borrowings of $5.0 million. The credit facility can only be used to cover any outstanding letters of credit issued to San Paolo IMI. In addition, the line is reduced by 10% of any outstanding foreign exchange forward contracts. The extension also requires the Company to transfer $1.0 million in cash to Comerica to be used as collateral to secure the credit facility. The credit facility now requires the Company to maintain a minimum monthly profitability level as well as a minimum balance of eligible accounts receivable. The bank has notified the Company that they do not intend to further extend the line of credit. As such, the Company is currently seeking new sources of financing.

11.	Lines of credit

Lines of credit represent short term borrowings and bank overdrafts for LEM S.r.l. This debt is normally negotiated on a yearly basis. Lines of credit amounted to $1,476,000 at September 30, 2006 and bear an interest rate ranging from 3.80% to 4.65%.

12.	Notes Payable

The Company had a term loan with Comerica which was paid in full in June 2005.

Notes payables related to debt assumed by the Company as a result of its acquisition of LEM S.r.l. on January 16, 2006 consist of the following at September 30, 2006:

Unsecured San Paolo IMI debt (“bridge loan”) , EURIBOR interest plus spread at 4.65% , due on December 22, 2006	$926,224
Unsecured long-term debt, EURIBOR interest plus spread at 3.58% payable in half year installments due from December 2005	201,574
Unsecured long-term debt, fixed interest rate at 0.5% payable in half year installments due from December 2005	85,751

1,213,549
Less current portion	(986,738)

Notes payable, less current portion	$226,811

In May 2006, the Company entered into a note to finance a software purchase. Interest on the note is at 4.55% and is secured by the software. Monthly payments of approximately $15,000 including interest for 36 months are due through August 2009. In September 2006, the Company entered in to a second note to finance an additional software purchase. Interest on the note is at 7.45% and is secured by the software. Monthly payments of approximately $4,200 including interest for 42 months are due through March 2010.

Notes Payable	$615,057
Less current portion	(174,689)

Notes payable, less current portion	$440,368

Future minimum payments under long-term debt agreements are as follows:

Twelve months ending September 30	Amount
2007	$1,161,427
2008	272,011
2009	270,209
2010	91,049
2011	33,910

Total	$1,828,606

13.	Related Party Transactions

Customer Sales

No Fear, Inc., a stockholder, owns retail stores that purchase products from the Company. Aggregated sales to these stores during the three months ended September 30, 2005 and 2006 were $281,000 and $267,000, respectively. Aggregated sales to these stores for the nine months ended September 30, 2005 and 2006 were $724,000 and $806,000, respectively. Accounts receivable due from these stores amounted to $502,000 and $444,000 at December 31, 2005 and September 30, 2006, respectively.

Stockholders of the Company, other than No Fear, own retail stores and distribution companies that purchase products from the Company. Aggregated sales to these stores during the three months ended September 30, 2005 and 2006 were $106,000 and $91,000, respectively. Aggregated sales to these stores during the nine months ended September 30, 2005 and 2006 were $695,000 and $531,000, respectively. Accounts receivable due from these entities amounted to $522,000 and $199,000 at December 31, 2005 and September 30, 2006, respectively.

Polinelli S.r.l., Inc., a stockholder of which is a member of the Board of Directors and a former shareholder of the Company’s wholly owned subsidiary LEM S.r.l., purchases products from the Company. Aggregated sales to Polinelli S.r.l. during the three months ended September 30, 2005 and 2006 were $0 and $68,000, respectively. Aggregated sales to Polinelli S.r.l. for the nine months ended September 30, 2005 and 2006 were $0 and $646,000, respectively. Accounts receivable due from Polinelli S.r.l. amounted to $0 and $160,000, at December 31, 2005 and September 30, 2006, respectively.

Contract Services

In August 2004, the Company began operating No Fear’s web site on its behalf. In December 2004, the Company signed an agreement with No Fear to develop and maintain their web site. In May 2005, the Company and No Fear mutually agreed to terminate this agreement effective September 30, 2005. Products sold on the site included No Fear and Spy Optic branded products. Under the agreement, the Company was responsible for products purchased from No Fear to fulfill orders including shipping and insurance costs, and all web site development, hosting, and maintenance costs. The Company also paid No Fear a royalty of 5% on net sales. For the three and nine months ended September 30, 2005, the Company purchased $0 and $31,000 of products from No Fear to fulfill web site orders, respectively. For the three and nine months ended September 30, 2005, the Company recorded operating income of $4,000 and an operating loss of $41,000, respectively, excluding other accounting and administrative costs incurred by the Company in managing the website.

14.	Commitments and Contingencies

Operating Leases

The Company leases its principal administrative and distribution facilities under an operating lease that expires in March 2007. The lease provides for periodic rent adjustments. The Company also leases an administrative and distribution facility in Italy under an agreement that expires in September 2009, but may be terminated by the Company prior to such time with six-months notice. Rent expense was $98,000 and $141,000 for the three months ended September 30, 2005 and 2006, respectively. Rent expense was $276,000 and $496,000 for the nine months ended September 30, 2005 and 2006, respectively.

Litigation

From time to time, the Company may be party to lawsuits and or legal proceedings in the ordinary course of business.

On March 7, 2005, Oakley, Inc., a major competitor of the Company, filed a lawsuit alleging patent, trade dress and trademark infringement, unfair competition, and false designation of origin. The lawsuit specifically identifies three of the Company’s product styles which accounted for 5% and 7% of the Company’s total sales, excluding sales related to Lem S.r.l., for the nine months ended September 30, 2005 and 2006, respectively. While management believes that the lawsuit is without merit, litigation is subject to inherent uncertainties. The Company has sought coverage under its insurance policies with respect to these claims, but it appears coverage may be unavailable. The Company presently has no estimate of any potential loss or range of loss with respect to the lawsuit or any estimate as to the potential costs of defending the lawsuit.

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

Information related to the Company’s operating segments for the three and nine months ended September 30, 2005 and 2006 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Net sales:
Distribution	$10,820	$10,236	$29,708	$28,237
Manufacturing	—	1,143	—	2,795
Intersegment	—	2,713	—	6,251
Other	—	(2,713)	—	(6,251)

	$10,820	$11,379	$29,708	$31,032

Operating income (loss):
Distribution	$183	$(876)	$209	$(3,566)
Manufacturing	—	7	—	(349)

	$183	$(869)	$209	$(3,915)

Net income (loss):
Distribution	$192	$(658)	$59	$(2,584)
Manufacturing	—	(120)	—	(686)

	$192	$(778)	$59	$(3,270)

Identifiable assets:
Distribution	$40,497	$30,268	$40,497	$30,268
Manufacturing	—	18,032	—	18,032

	$40,497	$48,300	$40,497	$48,300

The Company markets its products domestically and internationally, with its principal international market being Europe. The tables below contain information about the geographic areas in which the Company operates. Revenue is attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Net sales:
U.S.	$8,352	$7,856	$22,516	$22,303
Canada	1,242	1,064	3,136	2,915
Europe and Asia Pacific	1,226	2,459	4,056	5,814

	$10,820	$11,379	$29,708	$31,032

Identifiable assets:
U.S.	$31,095	$24,893	$31,095	$24,893
Canada	3,933	5,375	3,933	5,375
Europe and Asia Pacific	5,469	18,032	5,469	18,032

	$40,497	$48,300	$40,497	$48,300

16.	Business Acquisitions

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

In connection with the acquisition of LEM S.r.l., the Company has begun to formulate the LEM Integration Plan (the “Plan”). The Plan covers the operations of newly acquired LEM and the Company’s existing businesses, and it includes the evaluation of facility relocations, non-strategic business activities, duplicate functions and other related items. The Company has not finalized the Plan, but as of September 30, 2006 has recognized 501,000 Euro or $636,000 of liabilities related to the Plan, including employee severance costs, moving costs, and other costs related primarily to the consolidation of the Company’s manufacturing facilities. These liabilities were included in the allocation of the purchase price for LEM in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. Costs that are not associated with the acquired company but relate to activities or employees of the Company’s existing operations are charged to earnings as incurred. The Company’s estimates of expected costs may change. Accordingly, as uncertainties related to the Plan are resolved, additional liabilities related to facility relocations, the elimination of nonstrategic business activities and duplicate functions, and other related costs could be recognized. These uncertainties are expected to be resolved within one year of the consummation date of the acquisition, and when determined, additional liabilities could be significant and would be recorded as adjustments to goodwill. If the Company has overestimated these costs, the excess will reduce goodwill in future periods. Conversely, if the Company has underestimated these costs, additional liabilities recognized more than one year after the consummation date of the acquisition will be recorded in earnings.

Assuming the LEM S.r.l. acquisition had occurred as of January 1, 2005, consolidated net sales would have been $11.4 for each of the three month periods ended September 30, 2005 and 2006. The net loss would have been $1.2 million and $951,000, respectively, for those same periods, and the diluted net loss per share would have been $0.15 and $0.12, respectively. Consolidated net sales would have been $32.4 million and $31.1 million for the nine months ended September 30, 2005 and 2006, respectively. The net loss would have been $1.3 million and $3.2 million, respectively, for those same periods, and the diluted loss per share would have been $0.16 and $0.40, respectively.

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

We design, develop, manufacture and market premium products for the action sports, motorsports, and youth lifestyle markets. Our principal products, sunglasses and goggles, are marketed primarily under the brand Spy Optic. These products target the action sports market, including surfing, skateboarding and snowboarding, motocross, and the youth lifestyle market within fashion, music and entertainment. We have built our Spy ® brand by developing innovative, proprietary products that utilize high-quality materials, handcrafted manufacturing processes and engineered optical lens technology to convey performance, style, quality and value. We sell our products in approximately 5,200 retail locations in the United States and internationally through approximately 3,100 retail locations serviced by us and our international distributors. We have developed strong relationships with key multi-store action sport and youth lifestyle retailers in the United States, such as Cycle Gear, Inc., No Fear, Inc., Pacific Sunwear of California, Inc., Tilly’s Clothing, Shoes & Accessories and Zumiez, Inc., and a strategically selective collection of specialized surf, skate, snow, BMX, mountain bike and motocross stores.

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

In the nine months ended September 30, 2006 we have experienced delays in manufacturing and shipping our sunglass and goggle products. These delays have materially affected our results of operations. We anticipate that we will continue to experience manufacturing and shipping delays during the remainder of 2006 and into 2007, and that these delays will continue to have a material effect on our results of operations. In particular, we currently are experiencing delays in our goggle shipments from our manufacturer in China. The delays are significant and may have a material adverse effect on our net sales in the fourth quarter of 2006, and potentially the first quarter of 2007.

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

In June 2006, we began offering a special promotion to retailers in the territories of France, Italy, Germany and Austria, whereby qualified new dealers and existing dealers in good standing could purchase packages of 50 units of sunglasses or packages of 90 units of sunglasses and have a right to return a maximum of 50% of this purchase before November 30, 2006. The total amount of sales shipped under this program at September 30, 2006 was 10,700 Euros or $13,600. These sales are being treated as consignment sales and the related revenue is being deferred until the period when the sales program is completed.

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

In June 2006, we began offering a special promotion to retailers in the territories of France, Italy, Germany and Austria, whereby qualified new dealers and existing dealers in good standing could purchase packages of 50 units of sunglasses or packages of 90 units of sunglasses and have a right to return a maximum of 50% of this purchase before November 30, 2006. The total amount of sales shipped under this program at September 30, 2006 was 10,700 Euros or $13,600. These sales are being treated as consignment sales and the related revenue is being deferred until the period when the sales program is completed.

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

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) “Share-Based Payment,” using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method we recognize compensation expense for all stock-based payments granted after January 1, 2006 and prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest using the straight line vested method over the requisite service period of the award. Prior to SFAS 123(R) adoption, we accounted for stock-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and accordingly, we were not required to recognize compensation expense for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

Restricted Cash

As of September 30, 2006, we had $857,000 of restricted cash which was held in an escrow account. The cash represents a requirement in accordance with the purchase agreement of LEM S.r.l. The escrow account relates to the earn-out provision of the purchase agreement. The escrow account must be maintained at a minimum level of 300,000 Euro through June 30, 2007.

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

Goodwill

We evaluate the recoverability of goodwill at least annually based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is computed based on estimated future cash flows discounted at a rate that approximates our cost of capital. Such estimates are subject to change, and we may be required to recognize impairment losses in the future. Goodwill related to the LEM S.r.l acquisition will be evaluated in the fourth quarter of 2006.

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

We designate our derivatives based upon the criteria established by SFAS 133 “Accounting for Derivative Instruments and Hedges,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain hedging Activities – an amendment of SFAS 133, (SFAS 138) and Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (SFAS 149), requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s fair value gain or loss is initially reported as a component of accumulated other comprehensive income (loss). Any realized gain or loss on such derivative is reported in cost of goods sold in the accounting period in which the hedged transaction affects earnings. The fair value gain or loss from the ineffective portion of the derivative is reported in other income (expense) immediately. For a derivative that does not qualify as a cash flow hedge, the change in fair value is recognized at the end of each accounting period in other income (expense).

Commitments and Contingencies

We have entered into operating leases, primarily for facilities, and have commitments under endorsement contracts with selected athletes and others who endorse our products.

Results of Operations

Three Months Ended September 30, 2006 and 2005

Net Sales

Our consolidated net sales increased 5% to $11.4 million for the three months ended September 30, 2006 from $10.8 million for the three months ended September 30, 2005. LEM S.r.l., which we acquired on January 16, 2006, accounted for $1.1 million of our consolidated net sales for the three months ended September 30, 2006.

Excluding LEM S.r.l. net sales, net sales decreased 5% to $10.2 million for the three months ended September 30, 2006 from $10.8 million for the three months ended September 30, 2005. The decrease in net sales was due to manufacturing and product delivery delays. Net sales from our U.S. and Canada operations decreased 7% to $8.9 million for the three months ended September 30, 2006 from $9.6 million in the comparable period of the prior year and net sales from our foreign operations increased 7% to $1.3 million from $1.2 million for this same period. The decrease in net sales from the U.S. and Canada operations was due to manufacturing and product delivery delays. Foreign sales were positively impacted by 6% due primarily to a stronger Euro and a stronger Canadian dollar. Net sales from the U.S. and Canada operations represented 87% and 89% of total net sales for the three months ended September 30, 2006 and 2005, respectively. Net sales from the foreign operations represented 13% and 11% of total net sales for the three months ended September 30, 2006 and 2005, respectively. Sunglass unit shipments increased 8% with a 4% increase in the average sales price. Goggle unit shipments decreased 1% with an 8% decrease in the average sales price. The decrease in units was due to manufacturing and product delivery delays. The sales mix on a dollar basis for the three months ended September 30, 2006 was 55% for sunglasses, 39% for goggles and 6% for apparel and accessories. The sales mix on a dollar basis for the three months ended September 30, 2005 was 48% for sunglasses, 41% for goggles and 11% for apparel and accessories.

At September 30, 2006, excluding LEM S.r.l., we had received orders equal to $2.7 million and we expect to fulfill such orders during the next three months.

We recently have experienced delays in manufacturing and shipping our sunglass and goggle products. These delays have materially affected our results of operations. We anticipate that we will continue to experience manufacturing and shipping delays during the remainder of 2006 and into 2007, and that these delays will continue to have a material effect on our results of operations. In particular, we currently are experiencing delays in our goggle shipments from our manufacturer in China. The delays are significant and may have a material adverse effect on our net sales in the fourth quarter of 2006, and potentially the first quarter of 2007.

Cost of Sales and Gross Profit

Our consolidated gross profit margin on an absolute dollar basis was essentially flat at $5.5 million for the three months ended September 30, 2006 and September 30, 2005. As a percentage of net sales, gross profit was 49% for the three month period ended September 30, 2006, compared to 51% for the three month period ended September 30, 2005. During the three months ended September 30, 2006, LEM S.r.l. contributed $515,000 to the gross margin of the consolidated results. The decrease in gross profit as a percentage of sales was due primarily to the comparatively lower gross margins on revenue from LEM’s non-Spy customers and an increase in inventory reserves. Partially offsetting this decrease was the favorable effect of LEM S.r.l.’s gross margin earned on Spy products.

We expect that our gross profit will fluctuate in the future based on our product mix, product costs, shipping costs, product return and refund rates and handling and packaging costs for the various products. We also expect gross profit margins will be affected in the future by our acquisition of LEM S.r.l. which has substantially lower margins than our other business segments and the impact of the Euro on product purchases.

Sales and Marketing Expense

Sales and marketing expense was essentially flat at $3.5 million for the three months ended September 30, 2005 and 2006. During the three months ended September 30,2006 point-of-purchase and sales display expenses increased $209,000 and the acquisition of LEM S.r.l. added $73,000 of the consolidated sales and marketing expenses for the three months ended September 30, 2006. This was partially offset by a decrease in compensation and related payroll costs of $126,000 related primarily to the period over period decrease in Spy branded sales. As a percentage of net sales, sales and marketing expense was 31% for the three months ended September 30, 2006, down from 32% for the three months ended September 30, 2005.

We expect sales and marketing expense to continue to increase in absolute dollars as a result of continued expansion of our sales and marketing efforts outside of California but to decrease as a percentage of net sales if our net sales continue to increase in future periods.

General and Administrative Expense

General and administrative expense increased 67% to $2.3 million for the three months ended September 30, 2006 from $1.4 million in the comparable period in the prior year. The increase in general and administrative expense primarily was due to increases in wages and related payroll taxes of $142,000, stock based compensation charges of $92,000, an increase in accounting and software consulting costs of $101,000 due to our new software installation and other accounting requirements, an increase in accounting fees of $45,000, increases in insurance of $53,000, an increase in bad debt expense of $182,000 and an increase in legal expenses of $56,000. Legal costs related to our outstanding shareholder litigation in excess of our insurance deductible of $250,000 have been paid directly by our insurance company. LEM S.r.l. accounted for $260,000 of the consolidated general and administrative expenses for the three months ended September 30, 2006. As a percentage of net sales, general and administrative expense was 20% for the three months ended September 30, 2006, up from 13% for the three months ended September 30, 2005.

We expect general and administrative expense to remain at or below current levels in absolute dollars as a result of planned cost savings initiatives of our administrative function that we expect will be achieved over the next 12 months.

Shipping and Warehousing Expense

Shipping and warehousing expense increased 2% to $343,000 for the three months ended September 30, 2006 from $335,000 for the comparable period in the prior year. The increase was due primarily to third-party warehousing expenses of $81,000 due to the transfer of our fulfillment requirements for our international business to an outside agency, which transfer was completed in the fourth quarter of 2005. This was partially offset by a decrease in compensation and related payroll costs of $55,000 and a decrease in temporary labor of $61,000. LEM S.r.l. accounted for $75,000 of the consolidated shipping and warehousing expenses for the three months ended September 30, 2006. As a percentage of net sales, shipping and warehousing expense was 3% for both of the three month periods ended September 30, 2006 and 2005.

If our net sales increase, we expect shipping and warehousing expense to increase in absolute dollars but to decrease as a percentage of net sales as a result of leveraging the fixed expense over greater net sales. If our net sales decrease, we expect shipping and warehousing expense to decrease.

Research and Development Expense

Research and development expense increased 66% to $267,000 for the three months ended September 30, 2006 from $161,000 in the comparable period in the prior year. The increase was due primarily to the acquisition of LEM S.r.l., which accounted for $99,000 of the consolidated research and development expenses for the three months ended September 30, 2006. As a percentage of net sales, research and development expense was 2% for the three months ended September 30, 2006, up from 1% for the three months ended September 30, 2005.

We expect research and development expense to remain at or below current levels in absolute dollars in the future as a result of planned cost savings initiatives of our development function.

Other (Expense) Income

Other net expense was $157,000 for the three months ended September 30, 2006 compared to other net income of $256,000 in the comparable period in the prior year. The change was due to a net increase in foreign exchange transaction losses of $260,000, an increase in net interest expense of 129,000 and an increase in other expenses of $24,000. The increase in interest expense includes expense of $81,000 related to the outstanding debt of LEM S.r.l.

Income Tax Provision (Benefit)

The income tax provision for the three months ended September 30, 2006 was a tax benefit of $249,000 compared to a tax provision of $247,000 in the comparable period in the prior year. The net change is due to a pretax loss incurred by the U.S. and Canada operations compared to a pretax profit in the comparable period in the prior year. In addition, the effective tax rate was adversely affected in both periods due to losses by our Italian subsidiaries for which a full valuation allowance was provided.

Net Loss

A net loss of $778,000 was incurred for the three months ended September 30, 2006 compared to net income of $192,000 in the comparable period in the prior year. LEM S.r.l. accounted for $120,000 of the net loss for the three months ended September 30, 2006. A net loss was incurred for our distribution business operations of approximately $658,000 for the three months ended September 30, 2006 compared to net income of $192,000 for the three months ended September 30, 2005. The higher net loss within our distribution business was due primarily to a decrease in sales caused by manufacturing and product delivery delays and distributor transitions primarily in Australia and Asia, and higher operating expenses particularly general and administrative expenses.

Nine months ended September 30, 2006 and 2005

Net Sales

Our consolidated net sales increased 5% to $31.0 million for the nine months ended September 30, 2006 from $29.7 million for the nine months ended September 30, 2005. LEM S.r.l., which we acquired on January 16, 2006, accounted for $2.8 million of our consolidated net sales for the nine months ended September 30, 2006.

Excluding LEM S.r.l. net sales, our net sales from our U.S. and Canada operations decreased 2% to $25.2 million for the nine months ended September 30, 2006 from $25.7 million in the comparable period of the prior year and net sales from our foreign operations decreased 26% to $3.0 million from $4.1 million for this same period. The decrease in net sales was due to manufacturing and product delivery delays. In addition, net sales decreases from foreign operations were also affected by a decrease in sales in Australia and Asia as a result of distributor changes. Net sales from the U.S. and Canada operations represented 89% and 86% of total net sales for the nine months ended September 30, 2006 and 2005, respectively. Net sales from the foreign operations represented 11% and 14% of total net sales for the nine months ended September 30, 2006 and 2005, respectively. Sunglass unit shipments decreased 5% with a 5% increase in the average sales price. The decrease in sunglass unit shipments was due to manufacturing and product delivery delays. Goggle unit shipments decreased 1% with no change in the average sales price. The decrease in goggle units shipments was due to manufacturing and product delivery delays. The sales mix on a dollar basis for the nine months ended September 30, 2006 was 66% for sunglasses, 27% for goggles and 7% for apparel and accessories. The sales mix on a dollar basis for the nine months ended September 30, 2005 was 65% for sunglasses, 27% for goggles and 8% for apparel and accessories.

At September 30, 2006, excluding LEM S.r.l., we had received orders equal to $2.7 million and we expect to fulfill such orders during the next three months.

We recently have experienced delays in manufacturing and shipping our sunglass and goggle products. These delays have materially affected our results of operations. We anticipate that we will continue to experience manufacturing and shipping delays during the remainder of 2006 and into 2007, and that these delays will continue to have a material effect on our results of operations. In particular, we currently are experiencing delays in our goggle shipments from our manufacturer in China. The delays are significant and may have a material adverse effect on our net sales in the fourth quarter of 2006, and potentially the first quarter of 2007.

Cost of Sales and Gross Profit

Our consolidated gross profit margin on an absolute dollar basis increased 2% to $15.5 million for the nine months ended September 30, 2006 from $15.2 million in the comparable period of the prior year. As a percentage of net sales, gross profit was 50% for the nine month period ended September 30, 2006, down 1% from 51% for the nine month period ended September 30, 2005. During the nine months ended September 30, 2006, LEM S.r.l. contributed $1.3 million to the gross margin of the consolidated results. The decrease in gross profit as a percentage of sales was due primarily to the comparatively lower gross margins on revenue from LEM’s non-Spy customers and an increase in tooling depreciation. Partially offsetting this decrease was the favorable effect of LEM S.r.l.’s gross margin earned on Spy products.

We expect that our gross profit will fluctuate in the future based on our product mix, product costs, shipping costs, product return and refund rates and handling and packaging costs for the various products. We also expect gross profit margins will be affected in the future by our acquisition of LEM S.r.l. which has substantially lower margins than our other business segments and the impact of the Euro on product purchases.

Sales and Marketing Expense

Sales and marketing expense increased 12% to $10.5 million for the nine months ended September 30, 2006 from $9.4 million in comparable period in the prior year. The increase in sales and marketing expense primarily was due to increased point-of-purchase and sales display expenses of $606,000, an increase in sales meeting and trade show conference expenses of $122,000, an increase in marketing consulting costs of $80,000, and an increase in athlete endorsement expenses of $117,000. LEM S.r.l. accounted for $303,000 of the consolidated sales and marketing expenses for the nine months ended September 30, 2006. As a percentage of net sales, sales and marketing expense was 34% for the nine months ended September 30, 2006, up from 32% for the nine months ended September 30, 2005.

We expect sales and marketing expense to continue to increase in absolute dollars as a result of continued expansion of our sales and marketing efforts outside of California but to decrease as a percentage of net sales if our net sales continue to increase in future periods.

General and Administrative Expense

General and administrative expense increased 63% to $6.9 million for the nine months ended September 30, 2006 from $4.2 million in the comparable period in the prior year. The increase in general and administrative expense primarily was due to increases in wages and related payroll taxes of $321,000, stock based compensation of $139,000, an increase in bad debt expense of $291,000, increases in accounting fees of $265,000, increases in insurance of $127,000, increases in accounting and software consulting costs of $284,000 due to our new software installation and other accounting requirements, increases in travel expenses of $96,000, and an increase in employee hiring and relocation costs of $101,000. Increases in accounting expenses were primarily due to our additional annual audit requirements as a result of the acquisition of LEM. Legal costs related to our outstanding shareholder litigation in excess of our insurance deductible of $250,000 are paid directly by our insurance company. LEM S.r.l. accounted for $856,000 of the consolidated general and administrative expenses for the nine months ended September 30, 2006. As a percentage of net sales, general and administrative expense was 22% for the nine months ended September 30, 2006, up from 14% for the nine months ended September 30, 2005.

We expect general and administrative expense to remain at or below current levels in absolute dollars as a result of planned cost savings initiatives of our administrative function that we expect will be achieved over the next 12 months.

Shipping and Warehousing Expense

Shipping and warehousing expense increased 40% to $1.3 million for the nine months ended September 30, 2006 from $925,000 for the comparable period in the prior year. The increase was due primarily to an increase in rent due to additional warehouse requirements for storing inventory of $90,000 and third-party warehousing expenses of $222,000 due to the transfer of our fulfillment requirements for our international business to an outside agency, which transfer was completed in the fourth quarter of 2005. This was offset by a reduction in compensation and payroll related costs of $164,000. LEM S.r.l. accounted for $253,000 of the consolidated shipping and warehousing expenses for the nine months ended September 30, 2006. As a percentage of net sales, shipping and warehousing expense was 4% for the nine months ended September 30, 2006, up from 3% for the nine months ended September 30, 2005.

If our net sales increase, we expect shipping and warehousing expense to increase in absolute dollars but to decrease as a percentage of net sales as a result of leveraging the fixed expense over greater net sales. If our net sales decrease, we expect shipping and warehousing expense to decrease.

Research and Development Expense

Research and development expense increased 65% to $786,000 for the nine months ended September 30, 2006 from $475,000 in the comparable period in the prior year. The increase was due primarily to increased compensation and related payroll taxes of $49,000 and increased consulting fees of $50,000. LEM S.r.l. accounted for approximately $188,000 of the consolidated research and development expenses for the nine months ended September 30, 2006. As a percentage of net sales, research and development expense was 2% for the nine months ended September 30, 2006 and, 2005.

We expect research and development expense to remain at or below current levels in absolute dollars in the future as a result of planned cost savings initiatives of our development function.

Other (Expense) Income

Other net expense was $230,000 for the nine months ended September 30, 2006 compared to other net income of $294,000 in the comparable period in the prior year. The change in other net expense is primarily due to an increase in net interest expense of $404,000, a net increase in foreign exchange transaction losses of $114,000 and an increase in other expenses of $6,000. The increase in interest expense includes expense of $291,000 related to the outstanding debt of LEM S.r.l.

Income Tax Provision (Benefit)

The income tax provision for the nine months ended September 30, 2006 was a tax benefit of $874,000 compared to a tax provision of $444,000 in the comparable period in the prior year. The net change is due to a pretax loss incurred by the U.S. and Canada operations compared to a pretax profit in the comparable period in the prior year. In addition, the effective tax rate was adversely affected in both periods due to losses by our Italian sibsidiaries for which a full valuation allowance was provided.

Net Loss

A net loss of $3.3 million was incurred for the nine months ended September 30, 2006 compared to net income of $59,000 in the comparable period in the prior year. LEM S.r.l. accounted for $686,000 of the consolidated net loss for the nine months ended September 30, 2006. A net loss was incurred for our distribution business operations of approximately $2.6 million for the nine months ended September 30, 2006 compared to net income of $59,000 for the nine months ended September 30, 2005. The higher net loss within the distribution business was due primarily to a decrease in sales caused by manufacturing and product delivery delays, distributor transitions primarily in Australia and Asia, lower gross margins for the reasons previously mentioned, and higher operating expenses particularly sales and marketing expenses and general and administrative expenses.

Liquidity and Capital Resources

Historically we have financed our operations primarily through sales of our common stock and borrowings under our credit facilities and from private lenders.

Our principal sources of liquidity are our cash and lines of credit. At December 31, 2005, we had unused lines of credit of $8.0 million. However, in April 2006, we established a letter of credit on behalf of LEM in the amount of 3.0 million Euro or $3.8 million, which reduced the amount available under this facility. In addition, effective May 2006, availability under our lines of credit was reduced by 10% of any foreign exchange forward contracts outstanding up to a maximum of $2.0 million. At September 30, 2006, net foreign exchange forward contracts outstanding amounted to $9.2 million. This reduces the amount available to the company under its line of credit with Comerica by $920,000. As a result, at September 30, 2006, we had unused lines of credit of $3.3 million.

On November 3, 2006, we received a letter from Comerica notifying us that we are in default under the facility as a result of the failure to be in compliance with the foregoing covenants. In the letter, Comerica notified us that we must make an immediate deposit equal to the amount of the undrawn letter of credit (3 million Euros). ). As of November 16, 2006, we obtained a waiver of these conditions and an extension of the borrowing and letter of credit facilities to February 14, 2007. The extension reduces the credit facility to maximum borrowings of $5.0 million. The credit facility can only be used to cover any outstanding letters of credit issued to Sao Paolo IMI. In addition, the line is reduced by 10% of any outstanding foreign exchange forward contracts. The extension also requires us to transfer $1.0 million in cash to Comerica to be used as collateral to secure the credit facility. The credit facility now requires us to maintain a minimum monthly profitability level as well as a minimum balance of eligible accounts receivable. The bank has notified us that they do not intend to further extend the line of credit. As such, we are currently seeking new sources of financing.

Cash provided by or used in operating activities consisted primarily of the net loss adjusted primarily for certain non-cash items including depreciation, amortization, deferred income taxes, provision for bad debts, stock compensation expense and the effect of changes in working capital and other activities. Cash provided for in operating activities for the nine months ended September 30, 2006 was approximately $2.6 million and consisted of a net loss of $3.3 million, adjustments for non-cash items of approximately $2.5 million, and $3.4 million provided by working capital and other activities. Working capital and other activities consisted primarily of a decrease in accounts receivables of $1.4 million, a decrease in inventory of $1.2 million, and an increase in accounts payable and accrued liabilities of $617,000 and a $408,000 decrease in prepaid expenses. This was offset by an increase in income taxes receivable of $271,000.

Cash used in operating activities for the nine months ended September 30, 2005 was $1.2 million and consisted of a net income of $59,000, adjustments for non-cash items of approximately $1.6 million, and $2.9 million used by working capital and other activities. Working capital and other activities consisted primarily of an increase in inventory of $1.2 million due primarily to purchases related to our new product lines, a net increase in prepaid expenses of $832,000 due to prepayments related to point-of purchase displays and production deposits, a net decrease in accounts payable and accrued liabilities of $181,000, a decrease in the income tax payable due primarily to payments related to our U.S. tax liabilities of $385,000, and an increase in accounts receivable of $312,000.

Cash used in investing activities for the nine months ended September 30, 2006 was $2.0 million and was attributable primarily to capital expenditures of $3.8 million, $3.0 million for the acquisition of LEM S.r.l, and $857,000 related to the escrow account required as a result of the LEM S.r.l. acquisition. The uses of cash in investing activities were offset by net cash provided from the maturities of short term investments of $5.5 million. Capital expenditures were primarily for the purchase of retail point-of-purchase displays and software.

Cash used in investing activities for the nine months ended September 30, 2005 was $12.2 million and was attributable primarily to net short-term investments of $9.1 million and capital expenditures of $2.7 million. Capital expenditures were for the purchase of retail point-of-purchase displays, box vans, and other corporate assets.

Cash provided by financing activities for the nine months ended September 30, 2006 was $244,000 and was primarily due to an increase in notes payable of $622,000 related to our purchase of new software packages and $931,000 of notes issued by LEM. This was offset by principal payments of 889,000 on LEM’s long term debt, net repayments of $71,000 on LEM’s short term borrowings and principal payments on capitalized leases of $349,000.

Cash provided by financing activities for the nine months ended September 30, 2005 was $3.9 million and was due primarily to the sale of common stock to cover over allotments as a result of our initial public offering of approximately $4.2 million, offset by payments on the bank term debt of $292,000.

LEM S.r.l. is an Italian Company. In accordance with Italian law, losses incurred by LEM S.r.l. must be covered by capital contributions at the end of each fiscal year. For the fiscal year ending June 30, 2006, LEM S.r.l. incurred a loss of approximately 2.3 million Euro on an Italian accounting basis. During the nine months ended September 30, 2006, we made a capital contribution of 2.3 million Euro.

In addition, from time to time we may have to make loan advances to LEM S.r.l. to cover working capital needs.

In addition, from time to time we may have to make loan advances to LEM S.r.l. to cover working capital needs.

Contractual obligations and commitments

We have summarized our significant financial contractual obligations as of December 31, 2005 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no subsequent material changes to our contractual obligations from that date with the exception of the notes payable assumed as a result of the LEM S.r.l, acquisition and the notes to finance the purchase of software. At September 30, 2006, future minimum payments under the notes are $1.2 million due within one year, $633,000 due within one to three years, and $34,000 due within three to five years.

Credit Facilities

We have financing arrangements with Comerica Bank consisting of a line of credit facility and a foreign exchange facility. At September 30, 2006, we had $3.3 million available under the financing arrangements.

Our line of credit facility allows for borrowings of up to $8 million and matures on December 5, 2006. We also have available letter of credit accommodations, with any payments made by the financial institution to any issuer thereof and/or related parties in connection with the letter of credit accommodations to constitute additional revolving loans to us and the amount of all outstanding letter of credit accommodations not to exceed $4.0 million. The available line of credit is reduced by the amount of outstanding letters of credit and 10% of outstanding foreign exchange forward contracts. At December 31, 2005, amounts outstanding under the line of credit were zero. On April 3, 2006, Comerica Bank issued a letter of credit on behalf of us and LEM S.r.l. to San Paolo IMI in the amount of 3.0 million Euro or $3.8 million. The letter of credit served to allow LEM to consolidate the debt outstanding of LEM with San Paolo IMI. The letter of credit reduces the amounts available to us under the line of credit by $3.8 million at September 30, 2006.

The Company’s foreign exchange facility allows us to purchase up to $20.0 million in currency contracts used primarily to hedge our foreign currency exposure. This foreign exchange facility is due to mature in December 2006. As of September 30, 2006, our total outstanding currency contracts under this facility was $9.2 million. Effective May 2006, 10% of any outstanding foreign exchange forward contracts reduces the amount available to us under the line of credit up to a maximum of $2 million. At September 30, 2006, amounts under available lines of credit would have been reduced by $920,000.

As a result, at September 30, 2006, we had unused lines of credit of $3.3 million.

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

At December 31, 2005, we were not in compliance with the minimum annual profit and tangible net worth requirements and obtained a waiver of these covenants from the lender. At September 30, 2006, we were not in compliance with the two financial covenants related to maintaining a minimum tangible net worth and not incurring two consecutive quarterly net losses. There were no outstanding letters of credit at December 31, 2005.

On November 3, 2006, we received a letter from Comerica notifying us that we were in default under our credit facility as a result of the failure to be in compliance with the foregoing covenants. In the letter, Comerica notified us that we must make an immediate deposit equal to the amount of the undrawn letter of credit (3 million Euros). As of November 16, 2006, we obtained a waiver of these conditions and an extension of the borrowing and letter of credit facilities to February 14, 2007. The extension reduces the credit facility to maximum borrowings of $5.0 million. The credit facility can only be used to cover any outstanding letters of credit issued to San Paolo IMI. In addition, the line is reduced by 10% of any outstanding foreign exchange forward contracts. The extension also requires us to transfer $1.0 million in cash to Comerica to be used as collateral to secure the credit facility. The credit facility now requires us to maintain a minimum monthly profitability level as well as a minimum balance of eligible accounts receivable. The bank has notified us that they do not intend to further extend the line of credit. As such, we are currently seeking new sources of financing.

In addition to loan facilities, we have historically relied upon loans from private lenders to fund our working capital needs. At both December 31, 2005 and September 30, 2006, there was no private lender debt outstanding.

We are currently seeking a long term borrowing facility with a new lender. Even if our negotiations are not successful, we believe that our cash on hand and our ability to reduce operating expenses will provide sufficient capital to enable us to meet our financing and operating requirements for at least the next 12 months.

Changes in operating plans, lower than anticipated net sales, increased expenses or other events, including those described in Item 1A, “Risk Factors,” may make it difficult for us to seek additional debt or equity financing in the future. Our future capital requirements will depend on many factors, including our rate of net sales growth, financing requirements related to our recent acquisition of LEM S.r.l ,the expansion of our sales and marketing activities and the continuing market acceptance of our product designs. Although currently we are not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution of our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations.

Deferred Taxes

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the deferred tax assets, net of the valuation allowance, will be realized. Accordingly, we have recorded no valuation allowance for our U.S. operations at December 31, 2005 and September 30, 2006. We have recorded a $632,000 and $2,089,000 valuation allowance for our wholly owned subsidiaries, Spy Optic, S.r.l and LEM S.r.l., at December 31, 2005, and September 30, 2006, respectively.

Backlog

Historically, purchases of sunglass and motocross eyewear products have not involved significant pre-booking activity. Purchases of our snow goggle products are generally pre-booked and shipped primarily from August to October. At September 30, 2005, and 2006, excluding backlog related to the acquisition of LEM, we had a backlog, including backorders (merchandise remaining unshipped beyond its scheduled shipping date), of $1.9 million and $2.7 million, respectively. The increase in the backlog was attributable primarily to pre-booking across our product lines and manufacturing and product delivery delays primarily in the second quarter, which manufacturing and product delivery delays could continue in future quarters if we do not improve historical manufacturing procedures at LEM. LEM’s backlog amounted to 1.1 million Euro, or approximately $1.4 million, after eliminating intercompany orders.

We recently have experienced delays in manufacturing and shipping our sunglass and goggle products. These delays have materially affected our results of operations. We anticipate that we will continue to experience manufacturing and shipping delays during the remainder of 2006 and into 2007, and that these delays will continue to have a material effect on our results of operations. In particular, we currently are experiencing delays in our goggle shipments from our manufacturer in China. The delays are significant and may have a material adverse effect on our net sales in the fourth quarter of 2006, and potentially the first quarter of 2007.

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

Interest Rate Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At December 31, 2005, we had no debt outstanding under our loan facilities with Comerica. We had unused lines of credit with Comerica of $8 million. On April 3, 2006, Comerica issued a letter of credit on our behalf in the amount of 3.0 million Euro. This letter of credit reduces the amount available to us under the line of credit by $3.8 million, adjusted for changes in the Euro rate. In addition, effective May 2006, our bank agreement was modified such that 10% of any foreign exchange forward contracts outstanding up to a maximum of $2 million reduce the amount available under the line of credit. At September 30, 2006 net foreign exchange forward contracts outstanding amounted to $9.2 million. This reduces the amount available to the Company under its line of credit by $920,000. As a result, at September 30, 2006, we had $3.3 million available for use under our lines of credit. The amounts outstanding under these loan facilities at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest rate would have a material effect on our results of operations or financial condition.

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

We operate our business and derive a substantial portion of our net sales outside of the U.S. Excluding LEM S.r.l., in the nine months ended September 30, 2005 and 2006, we derived 24% and 21% of our net sales in the rest of the world. We also purchase a majority of our products in transactions denominated in Euros. As a result, we are exposed to movements in foreign currency exchange rates between the local currencies of the foreign markets in which we operate and the U.S. dollar. Our foreign currency exposure is generally related to Europe. A strengthening of the Euro relative to the U.S. dollar or to other currencies in which we receive revenues could impact negatively the demand for our products, could increase our manufacturing costs and could reduce our results of operations. In addition, we manufacture a substantial amount of our sunglass and goggle products in Italy. Because these purchases are paid in Euros, we face currency risk. A strengthening Euro could negatively affect the cost of our products and reduce our gross profit margins.

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

As of September 30, 2006, we had purchased a total of 6.1 million Euro foreign currency contracts designated as cash flow hedges at an average Euro rate of 1.23 Euro to U.S. dollar and sold 900,000 Euro foreign currency contracts not designated as hedging instruments at an average Euro rate of 1.27.

As of September 30, 2006, notional amounts of the interest rate swap were 1 million Euro. This swap was acquired with the purchase of LEM S.r.l. It is not an effective hedge of the Company’s interest rate exposures. In June 2006, one interest rate swap was closed at a loss of approximately 16,000 Euro or $20,000.

As part of our risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from a change in foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which we were exposed at September 30, 2006 through its derivative financial instruments.

The estimated one-day loss from our foreign currency derivative financial instruments, calculated using the sensitivity model described above, is $645,000 at September 30, 2006. We believe that such a hypothetical loss from derivatives would be offset by increases in the value of the underlying transactions being hedged.

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

In July 2006, the FASB issued Financial Interpretation Number (FIN) 48 “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning January 1, 2007. We are in the process of determining the effect the adoption of FIN 48 will have on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2006 annual financial statements. The Company is currently assessing the potential impact that the adoption of SAB No. 108 will have on our financial statements; the impact is not expected to be material.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements.

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

We recently have experienced delays in manufacturing and shipping our sunglass and goggle products. These delays have materially affected our results of operations. We anticipate that we will continue to experience manufacturing and shipping delays during the remainder of 2006 and into 2007, and that these delays will continue to have a material effect on our results of operations. In particular, we currently are experiencing delays in our goggle shipments from our manufacturer in China. The delays are significant and may have a material adverse effect on our net sales in the fourth quarter of 2006, and potentially the first quarter of 2007.

Any shortage of raw materials or inability of a manufacturer to manufacture or ship our products in a timely manner, or at all, could impair our ability to ship orders of our products in a timely manner and could cause us to miss the delivery requirements of our customers. As a result, we could experience cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could harm our net sales, results of operations and reputation. In addition, LEM provides manufacturing services to other companies under supply agreements. The inability of LEM and our other suppliers to manufacture and ship products in a timely manner could result in breaches of the agreements with these companies, which could harm our results of operations, reputation and demand for our products.

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

If sales become concentrated in a limited number of our products, we could be exposed to risk if consumer demand for such products were to decline. Excluding net sales from LEM S.r.l., for the three months ended September 30, 2005 and 2006, 48% and 55% of our net sales were derived from sales of our sunglass products, respectively, and 41% and 39%, respectively, of our net sales were derived from sales of our goggle products. Excluding net sales from LEM S.r.l., for the nine months ended September 30, 2005 and 2006, 65% and 66% of our net sales were derived from sales of our sunglass products, respectively, and 27% for each period, respectively, of our net sales were derived from sales of our goggle products. In addition, excluding LEM S.r.l. net sales, for the three months ended September 30, 2005 and 2006, 13% and 17%, respectively, of our net sales were derived from two sunglass models of our product line. For the nine months ended September 30, 2005 and 2006, 13% and 20%, respectively, of our net sales were derived from two sunglass models of our product line. As a result of these concentrations in net sales, our operating results could be harmed if sales of any of these products were to decline substantially and we were not able to increase sales of other products to replace such lost sales.

Our business could be harmed if we fail to maintain proper inventory levels.

We place orders with our manufacturers for some of our products prior to the time we receive orders for these products from our customers. We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. We also maintain an inventory of selected products that we anticipate will be in high demand. We may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and harm our operating results and financial condition. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships and diminish brand loyalty, thereby harming our business

We recently have experienced delays in manufacturing and shipping our sunglass and goggle products. These delays have materially affected our results of operations. We anticipate that we will continue to experience manufacturing and shipping delays during the remainder of 2006 and into 2007, and that these delays will continue to have a material effect on our results of operations. In particular, we currently are experiencing delays in our goggle shipments from our manufacturer in China. The delays are significant and may have a material adverse effect on our net sales in the fourth quarter of 2006, and potentially the first quarter of 2007.

If we are unable to recruit and retain key personnel necessary to operate our business, our ability to develop and market our products successfully may be harmed.

We are heavily dependent on our current executive officers and management. The loss of any key employee or the inability to attract or retain qualified personnel, including product design and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products and damage our brands. We believe that our future success is highly dependent on the contributions of Mark Simo, who became our Chief Executive Officer in October 2006 as well as Jerry Collazo, our new Chief Financial Officer and Jerry Kohlscheen, our new Chief Operating Officer. We have not entered into an employment agreement with Mr. Simo. The loss of the services of Mr. Simo or Messrs. Collazo or Kohlscheen would be very difficult to replace. Our future success may also depend on our ability to attract and retain additional qualified management, design and sales and marketing personnel. We do not carry key man insurance.

In addition, our senior management is all relatively new to our business, other than Mr. Simo, who is one of our founders and has served on our board of directors. If our new management team is not able to rapidly assimilate themselves into the business, our ability to execute on our business strategy may be harmed, which could adversely impact our branding strategy, product development strategy and net sales.

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

We recently have experienced delays in manufacturing and shipping our sunglass and goggle products. These delays have materially affected our results of operations. We anticipate that we will continue to experience manufacturing and shipping delays during the remainder of 2006 and into 2007, and that these delays will continue to have a material effect on our results of operations. In particular, we currently are experiencing delays in our goggle shipments from our manufacturer in China. The delays are significant and may have a material adverse effect on our net sales in the fourth quarter of 2006, and potentially the first quarter of 2007.

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

Our European sales and administration operations are located in Italy, and our primary manufacturers are located in Italy. In addition, we distribute our products from an outsourced facility based in the Netherlands. Excluding the net sales from LEM S.r.l , in the nine months ended September 30, 2005 and 2006, we derived 76% and 79% of our net sales from the U.S., respectively, and 24% and 21% of our net sales from our foreign operations, respectively. We are subject to risks inherent in international business, many of which are beyond our control, including:

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

We sell a majority of our products in transactions denominated in U.S. dollars; however, we purchase a substantial portion of our products from our manufacturers in transactions denominated in Euros. As a result, if the U.S. dollar were to weaken against the Euro, our cost of sales could increase substantially. We also are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our Italian subsidiary, Spy Optic, S.r.l., and due to net sales in Canada. Between January 1, 2005 and September 30, 2006, the Euro to U.S. dollar exchange rate has ranged from 1.16 to 1.37. Between January 1, 2005 and September 30, 2006, the Canadian dollar to U.S. dollar exchange rate has ranged from 0.79 to 0.91. For the three months ended September 30, 2005 and 2006, we had a foreign currency gain of approximately $166,000 and a foreign currency loss of approximately $94,000, representing one percent of our net sales, in both periods. For the nine months ended September 30, 2005 we had a foreign currency gain of approximately $66,000 and for the nine months ended September 30, 2006 we had a foreign currency loss of $47,000, representing zero percent of our net sales, in both periods. As of September 30, 2006, we had purchased a net total of 5.2 million Euro foreign currency contracts at an average Euro rate of 1.22 Euro to U.S. dollar.

The effect of foreign exchange rates on our financial results can be significant. We therefore engage in certain hedging activities to mitigate over time the impact of the translation of foreign currencies on our financial results. Our hedging activities reduce, but do not eliminate, the effects of foreign currency fluctuations. Factors that could affect the effectiveness of our hedging activities include the volatility of currency markets and the availability of hedging instruments. For the effect of our hedging activities during the current reporting periods, see “Quantitative and Qualitative Disclosures about Market Risk.” The degree to which our financial results are affected will depend in part upon the effectiveness or ineffectiveness of our hedging activities.

We may experience conflicts of interest with our significant stockholder, No Fear, Inc., which could harm our other stockholders.

No Fear, Inc. and its affiliates beneficially own approximately 15% of our outstanding common stock. As a result of this ownership interest, No Fear and its affiliates have the ability to influence who is elected to our board of directors each year and, through those directors, to influence our management, operations and potential significant corporate actions. In addition, as a purchaser of our products, No Fear accounted for approximately $724,000 and $806,000 of our net sales for the nine months ended September 30, 2005 and 2006, respectively. No Fear and its affiliates may have interests that conflict with, or are different from, the interests of our other stockholders. These conflicts of interest could include potential competitive business activities, corporate opportunities, indemnity arrangements, registration rights, sales or distributions by No Fear of our common stock and the exercise by No Fear of its ability to influence our management and affairs. Further, this concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our other stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, could harm the market price of our common stock and could impede the growth of our company. Our certificate of incorporation does not contain any provisions designed to facilitate resolution of actual or potential conflicts of interest or to ensure that potential business opportunities that may become available to both No Fear and us will be reserved for or made available to us. If these conflicts of interest are not resolved in a manner favorable to our stockholders, our stockholders’ interests may be substantially harmed.

In addition, Mark Simo, our Chief Executive Officer and a Co-Chairman of our board of directors, is a member of the board of directors, and the former Chief Executive Officer, of No Fear and owns approximately 37% of No Fear’s outstanding common stock. As a result of his position in No Fear, Mr. Simo may face conflicts of interest in connection with transactions between us and No Fear.

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

On March 7, 2005, Oakley, Inc, one of our major competitors, filed a lawsuit alleging patent trade dress and trademark infringement, unfair competition, and false designation of origin. The lawsuit specifically identifies three of our product styles which accounted for 5% and 7% of our total net sales for the nine months ended September 30, 2005 and 2006, respectively. While management believes the lawsuit is without merit, litigation is subject to inherent uncertainties and an unfavorable outcome could negatively affect our operating results. This lawsuit has caused our management to divert its attention from normal business operations and has caused us to incur expenses.

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

Sales of our common stock in the public market, or the perception that such sales might occur, could cause the market price of our common stock to decline. As of November 6, 2006, we have 8,184,314 shares of common stock outstanding including 90,000 shares of unvested restricted stock . In addition, we have 813,123 shares subject to fully vested unexercised options to purchase shares of common stock. In addition, in connection with our initial public offering, we issued warrants to purchase up to 147,000 shares of common stock to Roth Capital Partners, LLC, and an affiliate. With the exception of the 90,000 shares subject to restricted share agreements, all of our outstanding shares of common stock may be sold in the open market, subject to certain limitations.

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

This litigation presents a distraction to our management and is expensive to conduct. This could negatively affect our operating results.

Item 5.	Other Information.

Effective November 15, 2006, Barry Buchholtz resigned from our’s Board of Directors.

Item 6.	Exhibits

3.2	Restated Certificate of Incorporation (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

3.4	Amended and Restated Bylaws (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004).

10.31	Eleventh Modification to Loan and Security Agreement entered July 3, 2006 by and between Orange 21 Inc. and Comerica Bank. (incorporated by reference to Form 8-K filed July 7, 2006).

10.32	Letter Agreement entered July 3, 2006 by and between Orange 21 Inc. and Comerica Bank. (incorporated by reference to Form 8-K filed July 7, 2006).

10.37	Separation and Release Agreement by and between Orange 21 Inc. and Michael Brower, dated August 11, 2006 (incorporated by reference to Form 8-K filed August 17, 2006).

10.38	Letter Agreement entered September 12, 2006 by and between Orange 21 Inc. and Comerica Bank (incorporated by reference to Form 8-K filed September 27, 2006).

31.1	Rule 13a-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a) certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.§1350).

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orange 21 Inc.

Date: November 20, 2006	By	/s/ Mark Simo
Mark Simo
Chief Executive Officer

Date: November 20, 2006	By	/s/ Jerry Collazo
Jerry Collazo
Chief Financial Officer