Form 10-K
period 2006-12-31
Orange 21 Inc.
filed 2007-04-17
CIK 932372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-51071

ORANGE 21 INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0580186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2070 Las Palmas Drive, Carlsbad, CA 92009	(760) 804-8420
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the closing price as reported on the NASDAQ Global Market on June 30, 2006 was $39,445,000. As of March 12, 2007, there were 8,100,564 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2007 Annual Meeting of Stockholders.

ORANGE 21 INC. AND SUBSIDIARIES

2006 FORM 10-K

i

PART I

Item 1. Business

Overview

We own various trademarks and trade names used in our business, such as “Orange 21,” “Spy+,” “Spy,” “Scoop,” “Dri-Force,” “ARC,” “Trident,” “SAS,” “Gemini,” “Isotron,” “Epsylon,” “Selectron,” “Mosaic,” and “Spy Optic.” Other trademarks referenced herein are the property of their respective owners.

We design, develop and market premium products for the action sports, motorsports and youth lifestyle markets. Our principal products, sunglasses and goggles, are marketed primarily under the brand, Spy Optic™. These products target the action sports market, including surfing, skateboarding and snowboarding, motocross, and the youth lifestyle market within fashion, music and entertainment. We have built our Spy® brand by developing innovative, proprietary products that utilize high-quality materials, handcrafted manufacturing processes and engineered optical lens technology to convey performance, style, quality and value. We sell our products in approximately 5,000 retail locations in the United States and internationally through approximately 3,500 retail locations serviced by us and our international distributors. We have developed strong relationships with key multi-store action sport and youth lifestyle retailers in the United States, such as Cycle Gear, Inc., No Fear, Inc ., Pacific Sunwear of California, Inc., Tilly’s Clothing, Shoes & Accessories and Zumiez, Inc., and a strategically selective collection of specialized surf, skate, snow, BMX, mountain bike and motocross stores.

We focus our marketing and sales efforts on the action sports, motorsports, and youth lifestyle markets, and specifically, persons ranging in age from 12 to 29. We separate our eyewear products into two groups: sunglasses, which include fashion, performance sport and women-specific sunglasses, and goggles, which include snowsport and motocross goggles. In addition, we sell branded apparel and accessories. In managing our business, we are particularly focused on ensuring that our product designs are keyed to current trends in the fashion industry, incorporate the most advanced technologies to enhance performance and provide value to our target market.

We began as a grassroots brand in Southern California and entered the action sports and youth lifestyle markets with innovative and performance-driven products and an authentic connection to the action sports and youth lifestyle markets under the Spy Optic™ brand. We have two wholly owned subsidiaries incorporated in Italy, Spy Optic, S.r.l. and LEM S.r.l. (“LEM”) (our primary manufacturer which we acquired on January 16, 2006), and a wholly owned subsidiary incorporated in California, Spy Optic, Inc., which we consolidate in our financial statements. We were incorporated as Sports Colors, Inc. in California in August 1992. From August 1992 to April 1994, we had no operations. In April 1994, we changed our name to Spy Optic, Inc. In November 2004, we reincorporated in Delaware and changed our name to Orange 21 Inc.

The information contained in, or that can be accessed through, our website is not a part of this Annual Report. References in this Annual Report to “we,” “our,” “us” and “Orange 21” refer to Orange 21 Inc. and our consolidated subsidiaries, Spy Optic, S.r.l., LEM and Spy Optic, Inc., except where it is made clear that the term means only the parent company.

Target Market

We focus our marketing and sales efforts on the action sports, motorsports, and youth lifestyle markets, and specifically, persons ranging in age from 12 to 29. Individuals born between approximately 1978 and 1994, more commonly referred to as Generation Y, represent the core of this target demographic. Generation Y is a powerful demographic supported by solid growth and spending power. Comprising more than 73 million people within the United States, or nearly 26% of the U.S. population, Generation Y represents the second largest demographic next to the Baby Boomer generation. The U.S. Census Bureau estimates that Generation Y will represent as much as 41% of the U.S. population by the end of the decade. Individuals ranging in age from 13 to 19 account for the largest segment of the Generation Y demographic, or approximately 40% of the total, and are growing at a rate nearly twice as fast as the overall population. Annual spending in this age group has climbed nearly 61% since 1995, reaching approximately $175 billion in 2003, with direct (i.e., our consumer) and indirect (i.e., the parents of our consumers) purchasing power that is estimated to exceed $650 billion annually by the end of the decade. We believe this combination of Generation Y’s youth and purchasing power have made it a powerful driver of trends in fashion, music and sports.

We have initially targeted the action sports and youth lifestyle markets due to their popularity with Generation Y and the need for premium quality, high performance eyewear in these markets. We believe the nexus between Generation Y and action sports generates tremendous crossover appeal between sport and fashion in our target demographic, members of Generation Y who are seeking premium quality eyewear products. The need for high performance eyewear products within action sports and the influence of the athletes in such action sports has fueled our growth and led to strong appeal for our products and brand recognition. We have leveraged this success into expanding our product lines into fashion forward designs for the youth lifestyle market.

Business Strategy

Our long-term goal is to capitalize on the strengths of our growing consumer brand by providing consumers with stylish, high-quality, performance-driven products. We seek to differentiate our brand by offering diverse product lines that emphasize authenticity, functionality, quality and comfort. In pursuit of this goal, we are pursuing the following operating and growth strategies that provide the framework for our future growth, while maintaining the quality and integrity of our brand.

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

•

Sustain Brand Authenticity.    To sustain the authenticity of our Spy® brand, our grassroots marketing programs feature advertising in action sports and youth lifestyle media at a global level, participation in and sponsorship of hundreds of events annually and sponsorship of action sports athletes. Our advertising campaign, found in print media such as Surfer, Transworld Snowboarding and Racer X magazines, fuses athletes, lifestyle, innovative product photography and our unique style. Our approach to event marketing utilizes our fleet of Spy® branded vehicles to showcase our products and athletes at events such as the X Games, the Zumiez Couch Tour, Wakestock, the U.S. Open of Surfing and the Whistler Ski and Snowboard Festival.

•

Actively Manage Retail Relationships.    We manage the retail sales process by monitoring customer sales and inventory levels by product category and style to ensure optimal brand representation and product offerings. Our sales programs, including in-store clinics, point-of-purchase displays and marketing materials, assist our authorized retailers in promoting the authenticity of our brand and products and maximize the implementation of our consumer marketing initiatives. We will continue to develop a strategically selective, specialty-focused retail base to ensure brand authenticity and to prevent over-saturation of our brand. As a result, we believe we enjoy close relationships with our retailers, which enables us to influence the assortment and positioning of our products and to optimize inventory mix.

•

Maximize benefits of Company owned manufacturer.    In January 2006, we acquired our principal manufacturer located in Italy, LEM. We expect the benefits of this acquisition to include better management of our primary product supply, improvement in gross profit margins, shorter production lead times, and joint product development of new technologies.

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

•

Expand International Distribution.    We believe significant opportunities exist to increase our sales outside of the United States, and we are actively expanding distribution worldwide. To increase the distribution of our products on a global basis we utilize several different distribution models based on the needs for each individual territory. The three current distribution models are Direct, Traditional Distributor and Hybrid.

Direct:    This model is currently utilized in four countries (France, Italy, Germany, and Austria). This model emulates the distribution model currently utilized in the United States. We hire a sales force and sell products directly to our dealer network within these countries. This model provides the best opportunity to accelerate growth within these countries, but also requires the most upfront investment to establish the dealer network, sales force and internal infrastructure. We expect to increase the number of countries in which we use the direct distribution model in 2007 and beyond.

Traditional Distribution:    This model is currently utilized in 27 countries. This model allows us to sell products within certain countries without making a substantial investment in that country. Products are sold to an Authorized Distributor in the country who in turn provides all sales, service, marketing and accounting functions for the dealer base within that country. While this model allows us to enter target countries with limited investment, it also limits our ability to grow within that country due to our limited control over the marketing efforts, sales force and distribution channel.

Hybrid:    This model will be used for our sunglass product line within certain key countries in Europe. This model combines the benefits of both the Traditional and Direct model by allowing us to utilize a distributor within the territory, but to drop ship orders solicited by the distributor directly to dealers within the specific countries. This allows us to reduce the risk of inventory returns from the distributors, maximize penetration within the dealer network, and increase communication directly to the distributor sales force and dealer network. For the distributor this model mitigates our distributors’ inventory risk for sunglasses and enables them to invest in brand building programs within their territories.

•

Introduce New Products and Product Lines Under Our Existing Brand.    We intend to increase our sales by developing and introducing new products and product lines under our existing brand that embody our standards of design, performance, value and quality. We will continue to introduce new eyewear product lines such as handmade products, products with premium lenses, and special limited edition collections. We also intend to expand our women’s product line and to launch several product lines within the optical prescription eyewear market.

•

Build or Acquire New Brands.    We intend to focus on developing or acquiring new brands that we believe complement our action sports and youth lifestyle brand. We believe that brand acquisition opportunities currently exist in the action sports and youth lifestyle markets that would allow us to expand both our product offerings and our target demographics.

Products

We design, develop and market premium eyewear products, apparel and accessories. Our current product matrix consists of seven product categories, including fashion sunglasses, women-specific sunglasses, performance sport sunglasses, snowsport goggles, motocross goggles, apparel and accessories.

Fashion Sunglasses

We currently offer 32 models of fashion sunglass products. The majority of our fashion sunglass frames are constructed of propionate or epsylon, which enable us to produce smooth, dense products that are adjustable to the contours of each individual’s face and are very comfortable to wear. We are one of the few brands in the action sports and youth lifestyle markets to offer high-quality fashion sunglass frames constructed from propionate or epsylon. These frames are engineered utilizing a wide variety of unique colorations and color fades that are created and/or polished for a high-gloss finish. The majority of our fashion sunglass frames, including all color fades, are hand painted in Italy. We also incorporate adjustable wire-core temples into seven of our fashion sunglass products so that our sunglass frames will provide a more custom fit for each individual. In addition, we offer handmade acetate sunglass frames and eyewear forged from pliable yet strong nickel silver and aluminum. Retail prices for these models range from $75 to $170.

Women-Specific Sunglasses

We currently offer ten models of women-specific sunglass products. These models are constructed of propionate or luxurious acetate, which are engineered utilizing a wide variety of unique colorations and color fades that are polished for a high-gloss finish. Other materials utilized in this product line include epsylon and galvanized nickel silver. Retail prices for these models range from $85 to $170.

Performance Sport Sunglasses

We currently offer two Spy® branded performance sport sunglass products, which are designed to meet the demands of action sports athletes while offering innovative styling. The frames are constructed from injection-molded grilamid, an exceptionally lightweight material that is shatter-resistant and remains pliable in all weather conditions. These models incorporate our patented Scoop airflow technology, contain our ARC lenses and are engineered to incorporate interchangeable lenses. Most models also are available with our Trident polarized lenses and Hytrel rubber on the bridge and temple tips of the frames to prevent slippage. Retail prices for these models range from $85 to $165.

Snowsport Goggles

We currently offer seven models of snowsport goggle products. All of our models of snowsport goggles are constructed of injected polyurethane, incorporate our patented Scoop airflow technology, anti-fog lens construction and Isotron foam, and offer 100% ultraviolet, or UV, protection. Three of the models utilize our ARC spherical, dual-lens system, while the other models utilize cylindrical, dual-pane lens technology. Retail prices for these models range from $50 to $150.

Motocross Goggles

We currently offer four models of motocross goggles. Similar to our line of snowsport goggles, our motocross goggles are constructed of injected polyurethane and incorporate our patented Scoop airflow technology, Isotron foam and polycarbonate hard-coated scratch-resistant lenses. For perspiration absorption, we use either our moisture-wicking Dri-Force fleece, which is bonded to our Isotron foam, or our two-stage Sweat Absorption System. All of the models of motocross goggles utilize our high-quality, anti-fog coating and are compatible with tear-off lens systems. Retail prices for these models range from $33 to $95.

Apparel

Our men’s and women’s apparel collections consist of a variety of shirts, fleece clothing and hats that are released on a seasonal basis. We believe that our apparel collections provide brand recognition by echoing the innovative and unique designs of our eyewear products. Retail prices for our apparel collections range from $18 to $52.

Accessories

We offer a full range of accessories, including sunglass and goggle cases, lens replacement kits, wallets, belts and backpacks. Our lens replacement kits enable consumers to interchange the color of lenses in our performance eyewear products to adjust to various light conditions. Retail prices for our accessories range from $18 to $125.

Sales and Distribution

Our distribution strategy is based on our belief that the integrity and success of our brand is dependent on strategic growth and careful selection of the retail accounts where our products are merchandised and sold. We sell our products in approximately 5,000 retail locations in the United States and internationally through approximately 3,500 retail locations serviced by us and our international distributors. Although we intend to increase our distribution within the action sports and youth lifestyle markets, we believe that the largest growth opportunity for our brand is in the sunglass-focused distribution channel, including sunglass specialty and optical retailers. As a result, we intend to devote substantial resources towards growing sales of our products to these types of retail accounts. For each of the fiscal years ended December 31, 2006, 2005 and 2004, we did not have any single customer or group of related customers that represented 10% or more of our net sales.

Domestic Sales and Distribution

We sell our products to retailers who merchandise our products in a manner consistent with the image of our brand and the quality of our products. We have developed long-term relationships with key multi-store action sport and youth lifestyle retailers in the United States, such as Cycle Gear, Inc., No Fear, Inc., Pacific Sunwear of California, Inc., Tilly’s Clothing, Shoes & Accessories and Zumiez, Inc., and a large collection of action sport retailers that focus on surfing, skateboarding, snowboarding, BMX, snow skiing, motocross, wakeboarding and mountain biking. We have entered into dealer arrangements with our retailers pursuant to which they issue a purchase order for our products. These arrangements do not contain minimum purchase commitments and can be terminated by either party at any time. In order to be recognized as having a premium brand, we generally elect to sell through specialty stores instead of mass discount and general sporting goods retail chains. This has enabled us to maintain brand authenticity by partnering with retailers who share the same focus on influential action sport-oriented youth. Our domestic sales force consists of approximately 36 independent, non-exclusive field sales representatives, 12 independent, exclusive field sales representatives, seven sub-sales representatives, five internal regional sales managers and 13 internal sales and customer service representatives.

We require our retailers and distributors to maintain specific standards in representing our brand at the point of sale, including minimum inventory levels, point-of-purchase branding, authorized dealer identification and an agreement that ensures store inventory is consistent with our current product collection. Our retailers also must agree not to resell or divert products through unauthorized channels of distribution. To preserve and enhance our brand, retailers not adhering to strict guidelines are coached to ensure compliance to such guidelines. Retailers that are not able to comply with such guidelines are eliminated from our authorized dealer network.

We understand that our retail partners represent the link between our brand and the consumer; therefore, we have focused on building relationships with buyers, merchandisers and retail sales staff. Our retail marketing and sales support teams ensure that our sales representatives and retailers have the tools, knowledge and support to sell our products. We provide dealer catalogs, clinic tools, displays, point-of-purchase materials, dealer mailings, sales representative training and an in-house sales support staff to ensure that we focus on all aspects of selling our products and building relationships with our retailers. We also utilize a unique regional fleet of mobile sales support vehicles operated by key sales representatives. These vehicles effectively promote our brand at regional action sports events and provide a variety of retailer support services, including inventory replenishment, warranty replacement, billing, merchandising and onsite training.

International Sales and Distribution

Our products are currently sold in over 32 countries outside of the United States. Excluding LEM’s net sales, net sales to foreign countries accounted for 25% of our total net sales for the fiscal year ended December 31, 2006, and 26% of our total net sales for each of our fiscal years ended December 31, 2005 and 2004. Substantially all of our sales, marketing, and distribution activities outside of the United States, Canada and Latin America are serviced directly by our wholly owned European subsidiary, Spy Optic, S.r.l., located in Varese, Italy. Our international sales are generated by our direct sales force (France, Italy, Germany and Austria) and our international distributors. Our direct sales force consists of 14 independent sales reps and 1 sales agency. Our international distributors utilize an independent sales force consisting of over 150 non-exclusive sales representatives in Europe and the Asia/Pacific region. This local representation allows us to ensure that each region is provided with the marketing, sales support and product mix that is complementary to the needs of retailers within their respective territories.

In addition to our traditional distribution model, we are developing two models of international distribution which do not rely exclusively upon our international distributors and their sales representatives. The first method consists of collaborating with international distributors or sales agencies to eliminate duplicate supply-chain infrastructure, which we refer to as our Hybrid Distribution program. We provide marketing oversight, as well as internal operational functions such as shipping certain product lines from our European distribution center directly to the retailer, while our regional distributors provide sales, customer service and collections functions. This distribution model eliminates our fixed cost risks associated with maintaining a direct international sales team. Partnerships with regional distributors or sales agencies also provide us with feedback that we can utilize to conduct regional sales and marketing initiatives specific to a particular sales territory.

Our second method of international distribution consists of targeting sales territories where product demand is expected to support the establishment of direct operations in such territory, which we refer to as our Dealer Direct program. This program utilizes regional independent or agency sales representatives that provide all on-site retail services, while we provide all marketing, accounting and fulfillment operations. Fulfillment services can be provided by our United States or European based distribution centers, depending on the location of the Dealer Direct territory. We have implemented the Dealer Direct program in Canada, Italy, France, Germany and Austria. We may continue to expand this program in other countries in the future.

Promotion and Advertising

All marketing and branding is managed by our in-house staff, which enables us to deliver a targeted, consistent and recognized advertising message. Our commitment to marketing at the grassroots level in the action sports market and the youth lifestyle market within fashion, music and entertainment is the foundation of the promotion and advertising of our brand and products. We focus our marketing efforts on Generation Y, which we believe is one of the most influential and growing demographics in contemporary culture. We seek to increase our brand’s support and influence within the action sports and youth lifestyle markets through our athlete sponsorship program, a variety of consumer print advertising campaigns and grassroots marketing initiatives, such as sponsorship of action sports events and promotional vehicle tours.

We employ managers for the surf, skateboard, snowboard, motocross, ski and wakeboard sectors of the action sports market, each of whom possesses expertise within his or her specific sport. Many of our managers were professional athletes and remain immersed within their specific sports. Our managers are responsible for selecting sponsored athletes, grassroots marketing and event initiatives, maintaining industry relationships and directing print advertising within their segment. We are extremely selective with athlete sponsorship and only sign athletes who we believe are able to influence youth culture on a regional or global level. Some of our athletes include: surfers Dean Morrison and Clay Marzo; snowboarders Marc Frank Montoya and Todd Richards; skateboarders Rob Dyrdek and Danny Way; motocross riders Jeremy McGrath and Kevin Windham; BMX athlete Cory Nastazio; wakeboarder Danny Harf; and NASCAR driver Dale Earnhardt, Jr.

We sponsor regional and national action sports events and employ a vehicle-marketing program to drive the growth of our brand at trade shows and action sports, music and lifestyle events. Our vehicle marketing program primarily consists of a promotional tour bus and regional sales and marketing vehicles, which we utilize to create a dynamic and unique event experience. We also have given away a Spy® branded wakeboarding boat in each of the previous three years in conjunction with Air Nautique and several action sports magazines.

Our advertising campaign fuses athletes, lifestyle, innovative product photography and our unique style. We utilize the exposure generated by our athletes as an editorial endorsement of product performance and style. Major trade magazines, including Transworld Snowboarding Business and Snow Industries of America Daily News, publish special product reports, including reports featuring our products, in conjunction with international and domestic action sports and power sports trade shows. We take advantage of this by strategically timing product releases to coincide with these trade shows and eyewear dealers’ purchasing schedules. We also attend most of the major action sport trade shows in North America, Europe and the Asia/Pacific region to promote our brand and products.

Product Design and Development

Our products are designed for individuals who embrace the action sports and youth lifestyle markets. We believe our most valuable input comes from our managers, employees, sponsored athletes and sales representatives who are actively involved in action sports. This connection with the action sports and youth lifestyle markets continues to be the driving force for the design and performance features of our products and is key to our reputation for innovative and authentic product designs.

In order to respond effectively to changing consumer preferences, we attempt to stay abreast of emerging lifestyle and fashion trends in the action sports and youth lifestyle markets. Our design teams constantly monitor regional and global fashion in order to identify trends that may be incorporated into future product designs.

Every eyewear design starts with a hand-drawn sketch, which is then converted into a computer-rendered technical drawing. The computer-rendered technical drawing is then fabricated into a hand-finished prototype. This prototype is extensively analyzed and measured through laboratory and field-testing to ensure that it reflects the design integrity of the original sketch and that the fit meets our exacting standards. In addition, we often incorporate key changes and improvements for our eyewear through input from our sponsored athletes, sales representatives, managers and employees. Once the prototype is thoroughly tested and optimized, the design is translated into a hand-polished, steel injection-mold.

We differentiate our products from those of our competitors by incorporating innovative designs, advanced optical technology, and premium components and materials. In certain instances, we believe that such innovations have allowed us to grow consumer acceptance of our products with only nominal increases in manufacturing costs. We believe that the substantial experience of our design team will greatly enhance our ability to maintain our position as having one of the leading brands in the action sports and youth lifestyle markets and to expand the scope of our product lines.

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

Research and development expenses during the years ended December 31, 2006, 2005 and 2004 were approximately $1,003,000, $673,000 and $512,000, respectively.

Product Technologies

Scoop Airflow Technology

Our patented airflow system is referred to as Scoop airflow technology. The Scoop ventilation system forces air through strategically placed vents on goggle and sunglass frames, which reduces pressure and eliminates fogging. Our Scoop technology is protected by five U.S. patents. Currently, we license our Scoop technology to two sunglass companies on a non-exclusive basis. We do not receive any material amount of revenue from this license at present.

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

Some of our products incorporate high-quality injected polarized lenses. Our Trident polarized lenses are designed to diffuse glare through the use of a highly advanced polarizing filter placed between two injected lens layers, allowing incredible clarity even in the harshest conditions and effectively eliminating almost all blinding glare.

In addition, we market Delta photochromic and Delta photochromic Trident polarized lenses on several sunglass models. Delta photochromic lenses are engineered to automatically adjust to nearly any light condition. Delta photochromic Trident polarized lenses combined this self adjusting lens tint with our Trident polarized filters for improved depth perception and glare protection. The result is an unbreakable, auto-tinting lens that is designed to stop over 95% of blinding glare.

Our Mosaic lens technology combines retro aesthetics with advanced engineered optics. Mosaic features a dynamic lens curvature that closely conforms to the contours of the face with a “multi” base curvature that varies from 3.5 base to 24 base. The entire lens surface has been engineered for superior optical performance.

Snowsport Goggle Technology

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

•

Isotron Foam.    The interior lining of our snowsport goggles where they make contact with an individual’s face, which we refer to as Isotron foam, is engineered from high-quality, ergonomic thermoformed foam to provide each user with a comfortable, custom fit and a superior seal around his or her face. On several models our Isotron foam is designed to work in conjunction with our Dri-Force fleece to wick moisture away from an individual’s face.

•

Gemini Lens Technology.    This patent pending lens system features two lenses joined with a polyurethane base glue in a moisture free chamber, creating not only a consistent seal but also an airtight environment between the lenses. This dual lens is then depressurized to a level consistent with the atmospheric pressure common to approximately 2,000 meters. This way, when lenses are brought to higher altitudes, they are already calibrated for that height, mitigating the fogging, warping, and distortion that can often happen with standard foam gasket lenses. The result is a lens that is designed to be nearly impossible to fog and one that does not get deformed by variations in altitude.

Motocross Goggle Technology

•

Engineered Visual Optics.    We use polycarbonate hard-coated, scratch-resistant extruded lens material on all of our motocross goggles. All lenses are cut precisely for an exact fit between the lens and the frames. We also impregnate a high-quality anti-fog coating into the internal surface of the lenses on our motocross goggles which cannot be wiped off. The hard coating on the external surface of our lenses is designed to prevent scratching.

•

Tear-Offs.    We utilize engineered thin, antistatic, low-haze tear-off lens sheets to be used with our motocross goggles to enable riders to retain a clear field of vision. This ultra-thin material is designed to enable a rider to stack these lens sheets onto the goggle lens and tear them off while riding in order to maintain a clear field of vision without having to wipe off the goggle lens.

•

Isotron Foam.    Our motocross goggles, like our snowboard goggles, utilize our Isotron foam to create a comfortable, ergonomic fit and superior seal around an individual’s face. Our Alloy SAS model utilizes our Dri-Force fleece, which is bonded to single density Isotron foam, and is designed to be used with our two-stage Sweat Absorption System. All of our motocross goggles also utilize high-density filter foam which is designed to prevent dust and dirt from entering the rider’s field of vision and to enhance air circulation to minimize fogging of the lens.

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

Manufacturing

Historically, we manufactured a substantial majority of our sunglass products through two manufacturers, LEM, and Intersol S.r.l. or Intersol, both of which are located near our European sales facility in Italy. In January 2006, we completed our acquisition of LEM pursuant to an option to purchase LEM contained in our prior manufacturing agreement. We presently rely upon LEM for the manufacture of a substantial majority of our sunglass products, and we expect that we will rely on LEM for the manufacture of an increasing portion of such products.

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

Once the assembly process is completed, we test all of our products for optical clarity based on United States, European and Australian standards. The American National Standards Institute and the American Society for Testing and Materials have established specific testing criteria for eyewear. These tests analyze product safety and provide quantitative measure of optical quality, UV protection, light transmission and impact resistance. In addition, we perform a broad range of eyewear durability testing and mechanical integrity testing that includes extremes of UV, heat, condensation and humidity. Our testing process also utilizes a laser-based lens testing technique to ensure that our lenses meet a variety of optical distortion standards. After lens testing, each product is inspected for paint quality, fit, finish and overall appearance.

The majority of our goggle products are manufactured by OGK in China. Our goggle manufacturing process begins with the fabrication of the goggle frame. The final mold for each goggle model is injected with intensely heated polyurethane. The frame components are then carefully washed using specialized cleaning processes that ensure secure paint adherence. After cleaning, each frame is subjected to our extensive painting process, which can include up to four layers of paint and often includes a specialized method of printing custom paint designs. Several key components of our products are assembled using a sonic welding process to ensure a secure bond between materials, and all of our metal logos and details are hand painted and set into the frame. All of our goggles utilize what we believe to be the highest quality materials and components from the most reputable suppliers in the industry. Our lenses are carefully assembled using specialized machinery designed to ensure strict anti-fogging lens performance.

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

Customers

Our products are currently sold in the United States and in 32 countries in the rest of the world. Our customer base reflects our heritage and influence across the action sports and youth lifestyle markets and a distribution strategy which focuses on action sport and youth lifestyle retailers. Our net sales are spread over a large customer base. No single customer accounted for more than 10% of our net sales during each of the fiscal years ended December 31, 2006, 2005 and 2004.

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

Intellectual Property

We use a combination of patent, trademark, copyright, trade secret and trade dress laws, as well as confidentiality agreements, to aggressively protect our intellectual property, including product designs, product research and development and recognized trademarks. We have four U.S. utility patents for our Scoop airflow technology, which expire between 2012 and 2015. We have one U.S. patent for our SAS two-stage moisture wicking system, which expires in approximately 2022. We have 20 U.S. design patents with respect to our products as follows: 13 regarding certain of our sunglasses (expire between 2010 and 2012), three additional sunglass designs (expire between 2017 and 2019), one regarding certain of our goggles (expires in 2013), two regarding certain of our sunglass cases (expire in 2013), and one regarding our eyewear retail display case (expires in 2010). We also have submitted patent applications for our new dual lens/screen goggle and method of forming the same for use in our snowsport goggles. We are continuing to file patent applications on our inventions that are significant to our business and pursue trademarks where applicable.

Our registered trademarks include, but are not limited to: Spy, Diamondforce, Scoop, Dri-Force, ARC, “trident” design, Eyespy, Windows for Your Head, Plus System, Espion, and a “cross” design; and our unregistered or pending marks include, but are not limited to: SAS, Isotron, Selectron, Epsylon, Delta Photochromic, Gemini, Mosaic, Spy Optic, Spy (various), Orange 21, Prodigus Metal Alloy, NXT, Zed, Apollo, Bias, Orange 21 (plus design); a “triangle with cross” design, and a “cross with bar” design. We actively combat counterfeiting through monitoring of the global marketplace. We utilize our employees, sales representatives, distributors and retailers to police against infringing products by encouraging them to notify us of any suspect products, confiscating counterfeit products and assisting law enforcement agencies. Our sales representatives are also educated on our patents and trade dress and assist in preventing potentially infringing products from obtaining retail shelf space.

Competition

We compete with sunglass and goggle brands in various niches of the action sports market including Von Zipper, Electric Visual, Arnette, Oakley, Scott and Smith Optics. We also compete with broader youth lifestyle brands that offer eyewear products, such as Hurley International and Quiksilver. In both markets, we compete primarily on the basis of design, performance, price, value, quality, brand name, marketing and distribution.

We also compete in the broader fashion sunglass sector of the eyewear market, which is fragmented and highly competitive. The major competitive factors in this sector of the market include fashion trends, brand recognition, distribution channels and the number and range of products offered. We compete with a number of brands in this sector of the market, including Armani, Christian Dior, Dolce & Gabbana, Gucci, Prada and Versace.

We believe that our principal competitive advantages are quality, design, performance, brand name and value. We believe that many of our competitors enjoy significantly greater financial resources than we have, which enables them to promote their products more heavily than we can. Also, many of our competitors have greater brand recognition, a longer operating history and more comprehensive product lines than us.

Segments

We focus our business on two geographic segments: United States (including the U.S. and Canada) and foreign, and operate in two business segments: distribution and manufacturing. See Note 15 “Operating Segments and Geographic Information,” to our financial statements for a further description of these segments.

Backlog

Historically, purchases of sunglass and motocross eyewear products have not involved significant pre-booking activity. Purchases of our snowsport goggle products are generally pre-booked and shipped primarily from August to October. At December 31, 2006 and 2005 we had a backlog, including backorders (merchandise remaining unshipped beyond its scheduled shipping date), of approximately $3.5 million and $1.6 million, respectively.

Seasonality

Our net sales fluctuate from quarter to quarter as a result of changes in demand for our products. Historically, we have experienced greater net sales in the second half of the fiscal year as a result of the seasonality of our products and the markets in which we sell our products. We generally sell more of our sunglass products in the second and third quarters of the fiscal year and a majority of our goggle products in the last half of the fiscal year. We anticipate that this seasonal impact on our net sales is likely to continue. As a result, our net sales and operating results have fluctuated significantly from period-to-period in the past and are likely to do so in the future.

Employees

As of December 31, 2006, we employed 88 full-time employees, including 78 full-time employees in the United States and 10 full-time employees in the rest of the world, excluding LEM. This aggregate number of employees consists of 42 in sales and marketing, 20 in general and administration, two in design and development and 24 in manufacturing support and fulfillment operations. We have never had a work stoppage. We consider our employee relations to be good.

LEM, our wholly owned subsidiary and primary manufacturer, also has 90 full-time employees, none of whom are members of a union. We consider the relations between LEM and its employees to be good.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position
Mark Simo	47	Chief Executive Officer
Jerry Collazo	48	Chief Financial Officer
Jerry Kohlscheen	48	Chief Operating Officer
Barry Buchholtz	36	President, Italian Operations
John Gothard	47	Vice President, North American Sales
Fran Richards	43	Vice President of Marketing

Our executive officers are appointed by the Board of Directors on an annual basis and serve at the discretion of the Board, subject to the terms of any employment agreements they may have with us. The following is a brief description of the present and past business experience of each of our executive officers.

Mark Simo rejoined us in October 2006 as our Chief Executive Officer. He formerly served as our Chief Executive Officer from August 1994 to July 2004, and has served as the Chairman of our Board of Directors since August 1994. Since September 1990, Mr. Simo has served as a member of the board of directors of No Fear, Inc. He also served as No Fear, Inc.’s Chief Executive Officer from September 1990 until he stepped down in October 2006. From February 1984 to August 1990, Mr. Simo served as a Vice President of Life’s A Beach, an apparel company.

Jerry Collazo joined us in August 2006 as our Chief Financial Officer. Mr. Collazo comes to us with over 20 years of diversified executive, operational and financial management experience. From 2005 to 2006, Mr. Collazo served as the Chief Financial Officer of Channell Commercial Corporation, a publicly traded company providing telecommunications infrastructure and water conservation products including development and manufacturing operations throughout the U.S., Canada, Europe, Asia and Australia. Mr. Collazo began his career at Ernst & Young. Mr. Collazo is a Certified Public Accountant and received an MBA from the University of California, Los Angeles. From 2000 to 2004, Mr. Collazo served as Chief Executive Officer and Chief Financial Officer of Worldwide Wireless Networks, a publically traded company providing fixed wireless broadband services.

Jerry Kohlscheen joined us as Chief Operating Officer in March 2006. Mr. Kohlscheen comes to us with over 20 years of operations experience. Previously, Mr. Kohlscheen served as the Operations Manager for the Midwest region of Pendleton Woolen Mills, Inc., a leading wool manufacturing company for 21 years. In this capacity he was responsible for all aspects of manufacturing operations and oversaw an executive development team responsible for over $100 million in product sales. Additionally, he established and coordinated the implementation of a new product enhancement department and oversaw the human resource process, including labor negotiations and government compliance.

Barry Buchholtz joined us in September 1997 as our Chief Operations Officer and served as our President from January 2000 until July 2004. In July 2004, Mr. Buchholtz was promoted to Chief Executive Officer and was elected to our Board of Directors. Effective October 2006, Mr. Buchholtz resigned as our Chief Executive Officer and was appointed as the President of our Italian based subsidiaries. From February 1996 to September 1997, Mr. Buchholtz was a partner in Global Management Group, a computer industry consulting firm to companies such as Dow Jones, Telerate and Andrea Electronics. From June 1993 to January 1996, Mr. Buchholtz was Vice President, Operations for Vision Technologies, LLC, a manufacturer of personal computers and peripherals. From June 1988 to May 1993, Mr. Buchholtz was Chief Operating Officer for Syntax Computer Corp., a manufacturer of personal computers and peripherals. From 1987 to 1988, Mr. Buchholtz was Vice President, Operations for Kaypro Corporation, a manufacturer of personal computers and peripherals.

John Gothard joined us in June 2003 as our Vice President, North American Sales. From July 1997 to May 2002, Mr. Gothard was Director of Sales for Arnette, a sunglass company. From February 1995 to June 1997, Mr. Gothard was National Sales Manager of SMP Clothing, an action sports company. From October 1990 to January 1995, Mr. Gothard was Managing Director of the wetsuit product line for Quiksilver, Inc., an action sports company. From February 1982 to September 1990, Mr. Gothard was a sales representative for O’Neill, Inc., an action sports company.

Fran Richards joined us in April of 2006 as Vice President of Marketing, with over twenty years of action sports and youth culture marketing experience. Prior to joining us, Mr. Richards was the founder of Group Publisher of Future USA’s action sports media group, a division of Future PLC, a publisher of video game and music enthusiast magazines. From 2003 to 2004 Mr. Richards was president of Modern World LLC, a youth marketing firm whose blue chip clients included Universal Music Group’s Island Records, Warner Strategic Marketing, ski resort operator Intrawest, and NBC’s Gravity Games. From 1988 until 2003, Mr. Richards was a magazine publisher and marketing executive at Transworld Media, currently the largest action sports media company.

Item 1A. Risk Factors

Risks Related to Our Business

You should consider each of the following factors as well as the other information in this Annual Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also refer to the other information set forth in this Annual Report, including our financial statements and the related notes.

Our manufacturers must be able to continue to procure raw materials and we must continue to receive timely deliveries from our manufacturers to sell our products profitably.

The capacity of our manufacturers, including our subsidiary LEM, to manufacture our products is dependent in substantial part, upon the availability of raw materials used in the fabrication of sunglasses and goggles. Our manufacturers, including LEM, have experienced in the past, and may experience in the future, shortages of raw materials and other production delays, which have resulted in, and may in the future result in, delays in deliveries of our products up to several months.

We have experienced delays in manufacturing and shipping our sunglass and goggle products. These delays have materially affected our results of operations. We anticipate that we will continue to experience manufacturing and shipping delays during 2007, and that these delays will continue to have a material effect on our results of operations.

Any shortage of raw materials or inability of a manufacturer to manufacture or ship our products in a timely manner, or at all, could impair our ability to ship orders of our products in a timely manner and could cause us to miss the delivery requirements of our customers. As a result, we could experience cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could harm our net sales, results of operations and reputation. In addition, LEM provides manufacturing services to other companies under supply agreements. The inability of LEM and our other suppliers to manufacture and ship products in a timely manner could result in breaches of the agreements with our customers, which could harm our results of operations, reputation and demand for our products.

We may not successfully address problems encountered in connection with our acquisition of LEM or any future acquisitions, which could result in operating difficulties and other harmful consequences.

In January 2006, we acquired LEM. The aggregate purchase price was 3.5 million Euro or $4.2 million in cash, plus a two year earn-out based on LEM’s future sales. Under the terms of the earn-out, we are obligated to make quarterly payments based on unit sales, up to a maximum of 1.4 million Euros, through December 31, 2007 of which we have paid 534,000 Euro or $676,000 as of December 31, 2006. We expect to continue to consider other opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base, although we have no specific agreements with respect to potential acquisitions or investments. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions, including our acquisition of LEM, and strategic investments involve numerous risks, including:

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

In addition, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we are required to test goodwill for impairment at least annually, or more frequently if events or circumstances exist which indicate that goodwill may be impaired. As a result of changes in circumstances after valuing assets in connection with acquisitions, we may be required to take write-downs of intangible assets, including goodwill, which could be significant.

If we are unable to continue to develop innovative and stylish products, demand for our products may decrease.

The action sports and youth lifestyle markets are subject to constantly changing consumer preferences based on fashion and performance trends. Our success depends largely on the continued strength of our brand and our ability to continue to introduce innovative and stylish products that are accepted by consumers in our target markets. We must anticipate the rapidly changing preferences of consumers and provide products that appeal to their preferences in a timely manner while preserving the relevancy and authenticity of our brand. Achieving market acceptance for new products may also require substantial marketing and product development efforts and expenditures to create consumer demand. Decisions regarding product designs must be made several months in advance of the time when consumer acceptance can be measured. If we do not continue to develop innovative and stylish products that provide greater performance and design attributes than the products of our competitors and that are accepted by our targeted consumers, we may lose customer loyalty, which could result in a decline in our net sales and market share.

We may not be able to compete effectively, which will cause our net sales and market share to decline.

The action sports and youth lifestyle markets in which we compete are intensely competitive. We compete with sunglass and goggle brands in various niches of the action sports market including Von Zipper, Electric Visual, Arnette, Oakley, Scott and Smith Optics. We also compete with broader youth lifestyle brands that offer eyewear products, such as Hurley International and Quiksilver, and in the broader fashion sunglass sector of the eyewear market, which is fragmented and highly competitive. We compete with a number of brands in these sectors of the market, including brands such as Armani, Christian Dior, Dolce & Gabbana, Gucci, Prada and Versace. In both markets, we compete primarily on the basis of fashion trends, design, performance, value, quality, brand recognition, marketing and distribution channels.

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

If our marketing efforts are not effective, our brand may not achieve the broad recognition necessary to our success.

We believe that broader recognition and favorable perception of our brand by persons ranging in age from 12 to 29 is essential to our future success. Accordingly, we intend to continue an aggressive brand strategy through a variety of marketing techniques, including athlete sponsorship, sponsorship of surfing, snowboarding, skateboarding, wakeboarding, and motocross events, vehicle marketing, internet and print media, action sports industry relationships, sponsorship of concerts and music festivals and celebrity endorsements, to foster an authentic action sports and youth lifestyle company culture. If we are unsuccessful, these expenses may never be offset, and we may be unable to increase net sales. Successful positioning of our brand will depend largely on:

•	the success of our advertising and promotional efforts;

•	preservation of the relevancy and authenticity of our brand in our target demographic; and

•	our ability to continue to provide innovative, stylish and high-quality products to our customers.

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

We are continuously evaluating potential entries into or expansion of new product offerings. In expanding our product offerings, we intend to leverage our sales and marketing platform and customer base to develop these opportunities. While we have generally been successful promoting our sunglasses and goggles in our target markets, we cannot predict whether we will be successful in gaining market acceptance for any new products that we may develop. In addition, expansion of our business strategy into new product offerings will require us to incur significant sales and marketing expenses. These requirements could strain our management and financial and operational resources. Additional challenges that may affect our ability to expand our product offerings include our ability to:

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

We may not be able to address successfully any or all of these challenges in a manner that will enable us to expand our business in a cost-effective or timely manner. If new products we develop are not received favorably by consumers, our reputation and the value of our brand could be damaged. The lack of market acceptance of new products we develop or our inability to generate satisfactory net sales from any new products to offset their cost could harm our business.

Substantially all of our assets are pledged to secure obligations under our line of credit.

On February 26, 2007, Spy Optic, Inc. entered into a Loan and Security Agreement (the “Loan Agreement”) with BFI Business Finance (“BFI”) with a maximum borrowing capacity of $5,000,000. Actual borrowing availability is based on Spy Optic, Inc.’s eligible trade receivables and inventory levels. Loans extended pursuant to the Loan Agreement will bear interest at a rate per annum of 2.5% above the higher of (i) the prime rate as reported in the western edition of the Wall Street Journal from time to time or (ii) 8%. Interest will be payable monthly in arrears and Spy Optic, Inc. is required to pay at least $2,000 a month in interest regardless of the amounts outstanding under the Loan Agreement at any particular time. The Loan Agreement also imposes certain covenants on Spy Optic, Inc., including covenants requiring it to (i) deliver financial statements and inventory and accounts payable reports to BFI; (ii) maintain certain minimum levels of insurance; (iii) make required payments under all leases; (iv) refrain from incurring additional debt in excess of $100,000; (v) maintain its corporate name, structure and existence; (vi) refrain from paying dividends; (vii) notify BFI in advance of relocating its premises; and (viii) refrain from substantially changing its management or business. As of December 31, 2006, there was a loan in the aggregate principal amount of $650,000 outstanding under the Loan Agreement.

Spy Optic, Inc. granted a security interest in all of its assets, except for its copyrights, patents, trademarks, servicemarks and related applications, to BFI as security for its obligations under the Loan Agreement. Spy Optic, Inc. also established a bank account in BFI’s name into which collections on accounts receivable and other collateral are deposited (the “Collateral Account”). Pursuant to the deposit control account agreement between Spy Optic, Inc. and BFI with respect to the Collateral Account, BFI is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to Spy Optic, Inc. any amounts remaining after payment of all amounts due under the Loan Agreement. Additionally, Orange 21 Inc. guarantied Spy Optic, Inc.’s obligations under the Loan Agreement and granted BFI a blanket security interest in all of its assets, except for its stock in Spy Optic, Inc., which it covenanted not to pledge to any other person or entity, as security for its obligations under its guaranty.

If Spy Optic, Inc. defaults in any of its obligations under the Loan Agreement, BFI will be entitled to exercise its remedies under the Loan Agreement and applicable law, which could harm our results of operations and reputation. Specifically, the remedies available to BFI include, without limitation, increasing the applicable interest rate on all amounts outstanding under the Loan Agreement, declaring all amounts under the Loan Agreement immediately due and payable, assuming control of the Collateral Account or any other assets pledged by Spy Optic, Inc. or Orange 21 Inc. and directing our customers to make payments directly to BFI.

Our business could be impacted negatively if our sales are concentrated in a small number of popular products.

If sales become concentrated in a limited number of our products, we could be exposed to risk if consumer demand for such products were to decline. Excluding net sales from LEM, for the years ended December 31, 2006, 2005 and 2004, 64%, 62% and 59%, respectively, of our net sales were derived from sales of our sunglass products, and 35%, 29% and 32%, respectively, of our net sales were derived from sales of our goggle products. In addition, for the years ended December 31, 2006, 2005 and 2004, 20%, 15% and 17%, respectively, of our net sales were derived from two sunglass models of our product line. One sunglass model accounted for 13% of our net sales during the year ended December 31, 2006. As a result of these concentrations in net sales, our operating results could be harmed if sales of any of these products were to decline substantially and we were not able to increase sales of other products to replace such lost sales.

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

In 2006 we experienced delays in manufacturing and shipping of our sunglass and goggle products. These delays have materially affected our results of operations. We anticipate that we will continue to experience manufacturing and shipping delays during 2007, and that these delays will continue to have a material effect on our results of operations.

If we are unable to recruit and retain key personnel necessary to operate our business, our ability to develop and market our products successfully may be harmed.

We are heavily dependent on our current executive officers and management. The loss of any key employee or the inability to attract or retain qualified personnel, including product design and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell our products and damage our brand. We believe that our future success is highly dependent on the contributions of Mark Simo, who became our Chief Executive Officer in October 2006 as well as Jerry Collazo, our new Chief Financial Officer, and Jerry Kohlscheen, our new Chief Operating Officer. We have not entered into an employment agreement with Mr. Simo. The loss of the services of Messrs. Simo, Collazo or Kohlscheen would be very difficult to replace. Our future success may also depend on our ability to attract and retain additional qualified management, design and sales and marketing personnel. We do not carry key man insurance.

In addition, our senior management is all relatively new to our business, other than Mr. Simo, who is one of our founders, formerly served as our Chief Executive Officer and has served on our Board of Directors since 1994. If our new management team is not able to rapidly assimilate themselves into the business, our ability to execute on our business strategy may be harmed, which could adversely impact our branding strategy, product development strategy and net sales.

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

A key element of our marketing strategy has been to obtain endorsements from prominent action sports athletes to sell our products and preserve the authenticity of our brand. We generally enter into endorsement contracts with our athletes for terms of one to three years. There can be no assurance that we will be able to maintain our existing relationships with these individuals in the future or that we will be able to attract new athletes or public personalities to endorse our products in order to grow our brand or product categories. Further, we may not select athletes that are sufficiently popular with our target demographics or successful in their respective action sports. Even if we do select successful athletes, we may not be successful in negotiating commercially reasonable terms with those individuals. If we are unable in the future to secure athletes or arrange athlete endorsements of our products on terms we deem to be reasonable, we may be required to modify our marketing platform and to rely more heavily on other forms of marketing and promotion which may not prove to be as effective as endorsements. In addition, negative publicity concerning any of our sponsored athletes could harm our brand and adversely impact our business.

Any interruption or termination of our relationships with our manufacturers could harm our business.

Although our manufacturing relationship with LEM is secure as a result of our acquisition of LEM in January 2006, we do not have long-term agreements with any of our other manufacturers or with vendors that supply raw materials to LEM. We cannot be certain that we will not experience difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs and failures to comply with our requirements for the proper utilization of our intellectual property. If our relationship with any of our manufacturers is interrupted or terminated for any reason, including the failure of any manufacturer to perform its obligations under our agreement or the termination of our agreement by any of our manufacturers, we would need to locate alternative manufacturing sources. The establishment of new manufacturing relationships involves numerous uncertainties, and we cannot be certain that we would be able to obtain alternative manufacturing sources in a manner that would enable us to meet our customer orders on a timely basis or on satisfactory commercial terms. If we are required to change any of our major manufacturers, we would likely experience increased costs, substantial disruptions in the manufacture and shipment of our products and a loss of net sales.

Historically, we have purchased substantially all of our sunglass products from two manufacturers, LEM and Intersol. In January 2006, we acquired LEM. As a result, we expect in the future that the majority of our sunglass products will be manufactured by LEM and the portion of our products manufactured by Intersol will decrease. In addition, the majority of our goggle products are manufactured by OGK in China. We expect in 2007 to continue to manufacture most of our goggles through OGK.

In 2006 we experienced delays in manufacturing and shipping our sunglass and goggle products. These delays have materially affected our results of operations. We anticipate that we will continue to experience manufacturing and shipping delays during 2007, and that these delays will continue to have a material effect on our results of operations.

Any failure to maintain ongoing sales through our independent sales representatives or maintain our international distributor relationships could harm our business.

We sell our products to retail locations in the United States and internationally through retail locations serviced by us through our direct sales team and a network of independent sales representatives in the United States, and through our international distributors. We rely on these independent sales representatives and distributors to provide customer contacts and market our products directly to our customer base. Our independent sales representatives are not obligated to continue selling our products, and they may terminate their arrangements with us at any time with limited notice. We do not have long-term agreements with all our international distributors. Our ability to maintain or increase our net sales will depend in large part on our success in developing and maintaining relationships with our independent sales representatives and our international distributors. It is possible that we may not be able to maintain or expand these relationships successfully or secure agreements with additional sales representatives or distributors on commercially reasonable terms, or at all. Any failure to develop and maintain our relationships with our independent sales representatives or our international distributors, and any failure of our independent sales representatives or international distributors to effectively market our products, could harm our net sales.

We face business, political, operational, financial and economic risks because a significant portion of our operations and sales are to customers outside of the United States.

Our European sales and administration operations as well as our primary manufacturers are located in Italy. In addition, we distribute our products from an outsourced facility based in the Netherlands. We are subject to risks inherent in international business, many of which are beyond our control, including:

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

We sell a majority of our products in transactions denominated in U.S. dollars; however, we purchase a substantial portion of our products from our manufacturers in transactions denominated in Euros. As a result, if the U.S. dollar were to weaken against the Euro, our cost of sales could increase substantially. We also are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our Italian subsidiaries Spy Optic, S.r.l. and LEM, and due to net sales in Canada. Between January 1, 2005 and December 31, 2006, the Euro to U.S. dollar exchange rate has ranged from 1.16 to 1.37. Between January 1, 2005 and December 31, 2006, the Canadian dollar to U.S. dollar exchange rate has ranged from 0.79 to 0.91. For the years ended December 31, 2006, 2005 and 2004, we had net foreign currency gains (losses) of approximately ($53,000), $119,000 and $528,000, representing 0%, 0% and 2% of our net sales, respectively. As of December 31, 2006, we had purchased a net total of $5.7 million in Euro foreign currency contracts at an average Euro rate of 1.24 Euro to U.S. dollar.

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

No Fear, Inc. (“No Fear”) and its affiliates beneficially own approximately 13% of our outstanding common stock. As a result of this ownership interest, No Fear and its affiliates have the ability to influence who is elected to our Board of Directors each year and, through those directors, to influence our management, operations and potential significant corporate actions. Specifically, Mark Simo, our Chief Executive Officer and a Co-Chairman of our Board of Directors, is a member of No Fear’s Board of Directors, was the Chief Executive Officer of No Fear through October 2006 and owns approximately 37% of No Fear’s outstanding common stock. As a result of his position in No Fear, Mr. Simo may face conflicts of interest in connection with transactions between us and No Fear. In addition, as a purchaser of our products, No Fear accounted for approximately $795,000, $1,025,000 and $927,000 of our net sales for the years ended December 31, 2006, 2005 and 2004, respectively. No Fear and its affiliates may have interests that conflict with, or are different from, the interests of our other stockholders. These conflicts of interest could include potential competitive business activities, corporate opportunities, indemnity arrangements, registration rights, sales or distributions by No Fear of our common stock and the exercise by No Fear of its ability to influence our management and affairs. Further, this concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our other stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, could harm the market price of our common stock and could impede the growth of our company. Our certificate of incorporation does not contain any provisions designed to facilitate resolution of actual or potential conflicts of interest or to ensure that potential business opportunities that may become available to both No Fear and us will be reserved for or made available to us. If these conflicts of interest are not resolved in a manner favorable to our stockholders, our stockholders’ interests may be substantially harmed.

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

Our operating results fluctuate from quarter to quarter as a result of changes in demand for our products, our effectiveness in managing our suppliers and costs, the timing of the introduction of new products and weather patterns. Historically, we have experienced greater net sales in the second and third quarters of the fiscal year as a result of the seasonality of our products and the markets in which we sell our products, and our first and fourth fiscal quarters have traditionally been our weakest operating quarters due to seasonality. We generally sell more of our sunglass products in the first half of the fiscal year and a majority of our goggle products in the last half of the fiscal year. We anticipate that this seasonal impact on our net sales is likely to continue. As a result, our net sales and operating results have fluctuated significantly from period to period in the past and are likely to do so in the future. These fluctuations could cause the market price of our common stock to decline. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. In future periods, our net sales and results of operations may be below the expectations of analysts and investors, which could cause the market price of our common stock to decline.

Our expense levels in the future will be based, in large part, on our expectations regarding net sales and based on acquisitions we may complete. For example, in January 2006 we completed the acquisition of our primary manufacturer LEM. Many of our expenses are fixed in the short term or are incurred in advance of anticipated sales. We may not be able to decrease our expenses in a timely manner to offset any shortfall of sales.

Future sales of our common stock in the public market could cause our stock price to fall.

Sales of our common stock in the public market, or the perception that such sales might occur, could cause the market price of our common stock to decline. As of December 31, 2006, we have 8,100,564 shares of common stock outstanding and an additional 110,000 shares reserved for the issuance of common stock upon vesting of restricted stock awards. In addition, we have 804,688 shares of our common stock reserved for the exercise of outstanding stock options, of which 705,762 are fully vested and exercisable as of December 31, 2006. Additionally, in connection with our initial public offering, we issued warrants to purchase up to 147,000 shares of common stock to Roth Capital Partners, LLC, and an affiliate, which are fully vested as of December 31, 2006. All 8,100,564 of our outstanding shares of common stock may be sold in the open market, subject to certain limitations.

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or Delaware law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. The provisions in our charter, bylaws and Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future, resulting in the market price being lower than it would without these provisions.

We are party to securities litigation that distracts our management, is expensive to conduct and seeks a damage award against us.

Securities Class Action

We, our directors and certain of our officers were named as defendants in two stockholder lawsuits filed in the United States District Court for the Southern District of California. A consolidated complaint, filed October 11, 2005, sought unspecified damages on behalf of an alleged class of persons who purchased our common stock pursuant to the registration statement filed in connection with our initial public offering of stock on December 14, 2004. The complaint alleged that the we and our officers and directors violated federal securities laws by failing to disclose in the registration statement material information about plans to make a distribution change in our European operations, our dealings with one of our customers and whether certain of our products infringe on the intellectual property rights of Oakley, Inc. We filed a motion to dismiss the complaint, which the court granted on March 29, 2006. The court allowed the plaintiffs to file an amended complaint with respect to their claim about the European distribution change only. The plaintiffs filed an amended complaint on April 7, 2006. On May 7, 2006, we filed a motion to dismiss that amended complaint. On January 16, 2007, we announced that we had reached an agreement to settle this action, subject to court approval. Under the proposed settlement, $1.4 million will be paid to the class of plaintiffs and for plaintiffs’ attorneys’ fees from proceeds of our directors’ and officers’ insurance. No amounts will be paid by us. The proposed settlement remains subject to court approval.

Litigation presents a distraction to our management, is expensive to conduct and could negatively affect our operating results.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our corporate headquarters totals 30,556 square feet and is located in Carlsbad, California under a lease that expires in October 2007. Our current monthly rent for this facility is approximately $34,000 per month. We also lease an approximately 9,150 square foot office and warehouse facility in Varese, Italy, which we use primarily for international sales and distribution. We pay monthly rent of approximately $5,000 for the lease on this facility, which expires in September 2009; however, we have an option to terminate this lease upon six months’ notice. Additionally, our subsidiary LEM leases four buildings in Italy totaling approximately 38,000 square feet with monthly lease payments of approximately $26,000. These facilities are used for office space, warehousing and manufacturing and the leases expire between October 2008 and January 2013. In addition, we utilize some third party warehousing in both the United States and Europe.

We believe our facilities are adequate for our current needs and that suitable additional or substitute space will be available to accommodate foreseeable expansion of our operations or to move our operations in the event one or more of our leases can no longer be renewed on commercially reasonable terms.

Item 3. Legal Proceedings

Securities Class Action

We, our directors and certain of our officers were named as defendants in two stockholder lawsuits filed in the United States District Court for the Southern District of California. A consolidated complaint, filed October 11, 2005, sought unspecified damages on behalf of an alleged class of persons who purchased our common stock pursuant to the registration statement filed in connection with our initial public offering of stock on December 14, 2004. The complaint alleged that the we and our officers and directors violated federal securities laws by failing to disclose in the registration statement material information about plans to make a distribution change in our European operations, our dealings with one of our customers and whether certain of our products infringe on the intellectual property rights of Oakley, Inc. We filed a motion to dismiss the complaint, which the court granted on March 29, 2006. The court allowed the plaintiffs to file an amended complaint with respect to their claim about the European distribution change only. The plaintiffs filed an amended complaint on April 7, 2006. On May 7, 2006, we filed a motion to dismiss that amended complaint. On January 16, 2007, we announced that we had reached an agreement to settle this action, subject to court approval. Under the proposed settlement, $1.4 million will be paid to the class of plaintiffs and for plaintiffs’ attorneys’ fees from proceeds of our directors’ and officers’ insurance. No amounts will be paid by us. The proposed settlement remains subject to court approval.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market and Holders

Our common stock, par value $0.0001, is traded on the NASDAQ Global Market (formerly the NASDAQ National Market) under the symbol “ORNG”. At March 12, 2007, there were approximately 75 stockholders of record of our common stock. Many of the holders are brokers and other institutions on behalf of stockholders; therefore, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Dividends

We have never declared or paid any cash dividend on our common stock, nor do we currently intend to pay any cash dividend on our common stock in the foreseeable future. We expect to retain our earnings, if any, for the growth and development of our business. In addition, the terms of our credit facility limit our ability to pay cash dividends on our common stock. A description of our credit facility can be found in this Annual Report under Item 7 under the caption “Liquidity and Capital Resources” and Item 8 under the caption “Financial Statements”.

Common Stock Prices

As of March 12, 2007, the closing sales price for the common stock was $5.53. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock on the NASDAQ Global Market:

	Stock Prices
	High	Low
2006
Fourth Quarter	$5.05	$3.25
Third Quarter	5.85	4.29
Second Quarter	6.00	3.86
First Quarter	4.99	3.62

2005
Fourth Quarter	$5.64	$3.46
Third Quarter	7.78	3.31
Second Quarter	7.09	4.50
First Quarter	11.50	5.84

Securities Authorized for Issuance under Compensation Plans

Set forth in the table below is certain information regarding the number of shares of our common stock that were subject to outstanding stock options or other compensation plan grants and awards as of December 31, 2006.

Plan Category	Number of Securites to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Stock	Weighted-Average Exercise Price of Outstanding Options and Unvested Restricted Stock	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	( a )	( b )	( c )
Equity compensation plans approved by security holders	914,688	$5.84	115,000

Total	914,688	$5.84	115,000

Performance Measurement Comparison

The following graph shows a comparison of cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on December 14, 2004 (the date of our initial public offering) in each of our common stock, The NASDAQ Market Index and the Russell 2000 Index and assumes the reinvestment of dividends, if any. The comparisons in the table are required by the Securities Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

	12/14/04	12/31/04	12/31/05	12/31/06
Orange 21 Inc.	$100.00	$104.50	$37.90	$49.30
NASDAQ Market Index	100.00	100.72	102.11	99.33
Russell 2000 Index	100.00	101.25	104.61	122.39

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report. The selected consolidated statements of operations data for the years ended December 31, 2006, 2005 and 2004 and selected consolidated balance sheet data as of December 31, 2006 and 2005 are derived from audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statement of operations data for the years ended December 31, 2003 and 2002 and selected consolidated balance sheet data as of December 31, 2004, 2003 and 2002 were derived from audited consolidated financial statements not included in this Annual Report. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share figures)
Consolidated Statements of Operations Data:
Net sales	$42,406	$38,568	$33,563	$27,404	$22,294
Cost of sales	24,939	19,685	15,530	13,186	10,848

Gross profit	17,467	18,883	18,033	14,218	11,446

Operating expenses:
Sales and marketing	14,483	12,859	10,392	8,075	6,047
General and administrative	9,371	6,273	4,563	3,775	3,000
Shipping and warehousing	1,768	1,445	990	771	532
Research and development	1,003	673	512	264	252

Total operating expenses	26,625	21,250	16,457	12,885	9,831

Income (loss) from operations	(9,158)	(2,367)	1,576	1,333	1,615
Other income (expense):
Interest income (expense)	(241)	312	(398)	(484)	(393)
Foreign currency transaction gain (loss)	(53)	119	528	290	326
Other income (expense)	(129)	(8)	35	50	30

Total other income (expense)	(423)	423	165	(144)	(37)

Income (loss) before provision (benefit) for income taxes	(9,581)	(1,944)	1,741	1,189	1,578
Provision (benefit) for income taxes	(2,329)	(236)	934	689	667

Net income (loss)	$(7,252)	$(1,708)	$807	$500	$911

Net income (loss) per share of Common Stock
Basic	$(0.90)	$(0.21)	$0.17	$0.11	$0.21

Diluted	$(0.90)	$(0.21)	$0.16	$0.11	$0.19

Shares used in computing net income (loss) per shares of Common Stock
Basic	8,089	8,017	4,643	4,426	4,307

Diluted	8,089	8,017	4,973	4,618	4,786

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1,779	$8,147	$11,477	$581	$574
Working capital	11,285	27,608	28,400	5,049	4,958
Total assets	45,706	38,257	37,524	21,041	17,573
Long-term debt, less current portion	1,240	13	198	341	86
Total stockholders’ equity	28,688	34,231	31,900	9,507	8,731

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report (including the following section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as the development of new products, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed in Item 1A under the heading “Risk Factors” above, as well as those discussed elsewhere in this Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Overview

The following discussion includes the operations of Orange 21 Inc. and its subsidiaries for each of the periods discussed.

We design, develop and market premium products for the action sports, motorsports and youth lifestyle markets. Our principal products, sunglasses and goggles, are marketed primarily under the brand, Spy Optic™. These products target the action sports market, including surfing, skateboarding and snowboarding, motocross, and the youth lifestyle market within fashion, music and entertainment. We have built our Spy ® brand by developing innovative, proprietary products that utilize high-quality materials and optical lens technology to convey performance, style, quality and value. We sell our products in approximately 5,000 retail locations in the United States and internationally through approximately 3,500 retail locations serviced by us and our international distributors. We have developed strong relationships with key multi-store action sport and youth lifestyle retailers in the United States, such as Cycle Gear, Inc., No Fear, Inc., Pacific Sunwear of California, Inc., Tilly’s Clothing, Shoes & Accessories and Zumiez, Inc., and a strategically selective collection of specialized surf, skate, snow, BMX, mountain bike and motocross stores.

We focus our marketing and sales efforts on the action sports, motorsports, and youth lifestyle markets, and specifically, persons ranging in age from 12 to 29. We separate our eyewear products into two groups: sunglasses, which includes fashion, performance sport and women-specific sunglasses, and goggles, which includes snowsport and motocross goggles. In addition, we sell branded apparel and accessories. In managing our business, we are particularly focused on ensuring that our product designs are keyed to current trends in the fashion industry, incorporate the most advanced technologies to enhance performance and provide value to our target market.

We began as a grassroots brand in Southern California and entered the action sports and youth lifestyle markets with innovative and performance-driven products and an authentic connection to the action sports and youth lifestyle markets under the Spy Optic™ brand. We have two wholly owned subsidiaries incorporated in

Italy, Spy Optic, S.r.l. and LEM (our primary manufacturer which we acquired on January 16, 2006), and a wholly owned subsidiary incorporated in California, Spy Optic, Inc., which we consolidate in our financial statements. We were incorporated as Sports Colors, Inc. in California in August 1992. From August 1992 to April 1994, we had no operations. In April 1994, we changed our name to Spy Optic, Inc. In November 2004, we reincorporated in Delaware and changed our name to Orange 21 Inc.

Net Sales

Our net sales are derived primarily from the sale of sunglasses, snow and motocross goggles, and apparel and accessories. Net sales are also derived from sales of eyewear products manufactured by our Italian manufacturer to non-Company owned entities. All intercompany sales transactions are eliminated in the consolidated financial statements.

Cost of Sales and Gross Profit

Our cost of sales consists primarily of finished product, retail packaging and shipping costs. Other costs include costs associated with the purchasing function of our products, quality control and realized gains and losses on currency contracts, in Euros, used to hedge our purchase risk on inventories. In addition, it includes both raw materials and indirect production and overhead costs related to our Italian based manufacturer. All intercompany purchases are eliminated in the consolidated financial statements. In addition, gross profit related to intercompany purchases still in inventory products at the end of the accounting period reported is eliminated in the consolidated financial statements.

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

Shipping and Warehousing Expense

Shipping and warehousing expense consists primarily of wages and related payroll and employee benefit costs, packaging supplies, third-party warehousing and third-party fulfillment costs, facility costs and utilities.

Research and Development Expense

Research and development expense consists primarily of wages and related payroll and employee benefit costs, consulting fees to Mage Design, LLC, travel expenses and prototype and sample expenses.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to inventories, sales returns, income taxes, accounts receivable allowances, share-based compensation, impairment testing and warranty. We base our estimates on historical experience, performance metrics and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ from these estimates under different assumptions or conditions.

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

Revenue Recognition

Revenues are recognized when the risk of ownership and title passes to our customers. Generally, we extend credit to our customers and do not require collateral. Our payment terms generally range from net-30 to net-90, depending on the country or whether we sell directly to retailers in the country or to a distributor. Generally, our sales agreements with any of our customers do not provide for any rights of return. However, we do approve returns on a case-by-case basis in our sole discretion to protect our brand and our image. We provide allowances for estimated returns when revenues are recorded, and related losses have historically been within our expectations. If returns are higher than our estimates, our earnings would be adversely affected.

Accounts Receivable, Reserve for Refunds and Returns and Allowance for Doubtful Accounts

Throughout the year, we perform credit evaluations of our customers, and we adjust credit limits based on payment history and the customer’s current creditworthiness. We continuously monitor our collections and maintain a reserve for estimated credit. We reserve for estimated future refunds and returns at the time of shipment based upon historical data. We adjust reserves as we consider necessary. We make judgments as to our ability to collect outstanding receivables and provide allowances for anticipated bad debts and refunds. Provisions are made based upon a review of all significant outstanding invoices and overall quality and age of those invoices not specifically reviewed. In determining the provision for invoices not specifically reviewed, we analyze collection experience, customer credit-worthiness and current economic trends. If the data used to calculate these allowances does not reflect our future ability to collect outstanding receivables, an adjustment in the reserve for refunds may be required. Historically, our losses have been consistent with our estimates, but there can be no assurance that we will continue to experience the same credit loss rates that we have experienced in the past. Unforeseen, material financial difficulties experienced by our customers could have an adverse impact on our profits.

Share-based Compensation Expense

Adoption of SFAS No. 123(R)

On January 1, 2006, we adopted SFAS No. 123(R) “Share-Based Payments” (“SFAS No. 123(R)”), which requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which the employee is required to provide service in exchange for the award—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123(R) eliminates the use of Accounting Principles Board (“APB”) Opinion 25 and the option for pro forma disclosure in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). We adopted SFAS No. 123(R) using the modified-prospective method and therefore prior periods are not restated. The adoption of SFAS No. 123(R) did not have a material impact on our cash flows during the year ended December 31, 2006.

Determining Fair Value under SFAS No. 123(R)

Valuation and Amortization Method.    Consistent with the valuation method used for the disclosure only provisions of SFAS No. 123, we are using the Black-Scholes option-pricing valuation model (single option approach) to calculate the fair value of stock option grants. For options with graded vesting, the option grant is treated as a single award and compensation cost is recognized on a straight-line basis over the vesting period of the entire award.

Expected Term.    The expected term of options granted represents the period of time that the option is expected to be outstanding. We estimate the expected term of the option grants based on historical exercise patterns that we believe to be representative of future behavior as well as other various factors.

Expected Volatility.    We estimate our volatility using our historical share price performance over the expected life of the options, which management believes is materially indicative of expectations about expected future volatility.

Risk-Free Interest Rate.    We use risk-free interest rates in the Black-Scholes option valuation model that are based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options.

Dividend Rate.    We have not paid dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Therefore, we use an expected dividend yield of zero.

Forfeitures.    SFAS No. 123(R) requires companies to estimate forfeitures at the time of grant and revise those estimates in subsequent reporting periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to the date of adoption of SFAS No. 123(R), we accounted for forfeitures as they occurred. The impact of the adoption of SFAS No. 123(R) related to forfeitures was not material to our financial statements.

Restricted Cash

As of December 31, 2006, we had $728,000 of restricted cash held in an escrow account in accordance with the terms of the purchase agreement, pursuant to which we purchased LEM. The escrow account relates to the earn-out provision of the purchase agreement. The escrow account must be maintained at a minimum level of 300,000 Euro through June 30, 2007. As of December 31, 2006, we also had $1.0 million on deposit with Comerica Bank to be used as collateral to secure the line of credit facility. See Note 6 of the Notes to Consolidated Financial Statements.

Inventories

Inventories consist primarily of raw materials and finished products, including sunglasses, goggles, apparel and accessories, product components such as replacement lenses, purchasing and quality control costs, and packaging and shipping materials. Inventory items are carried on the books at the lower of cost or market using the weighted average cost method for LEM and first in first out method for our distribution business. Periodic physical counts of inventory items are conducted to help verify the balance of inventory. A reserve is maintained for obsolete or slow moving inventory.

Goodwill

Goodwill is not amortized but instead is measured for impairment at least annually, or when events indicate that a likely impairment exists. We evaluate the recoverability of goodwill at least annually based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. The fair value of each reporting unit was determined using a combination of the income approach and the market approach. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. The present value of estimated future cash flows uses our estimates of revenue for the reporting units, driven by assumed market growth rates and assumed market segment share, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage the underlying business. Under the market approach, fair value is estimated based on market multiples of earnings for comparable companies and similar transactions.

We performed our annual test of goodwill on October 1, 2006, which did not indicate any impairment and thus the second step was not performed. In performing the goodwill test for the LEM reporting unit, we assumed an income tax rate of 37.25%, a discount rate of 17% and a long-term sales growth rate of 3%. For the Orange 21 Inc. reporting unit, we assumed an income tax rate of 40.0%, a discount rate of 21.5% and a long-term sales growth rate of 5.0%. Determining fair value under the first step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the extent of such charge.

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

Foreign Currency and Derivative Instruments

The functional currency of each of our wholly owned subsidiaries, Spy Optic, S.r.l., LEM and our Canadian division is the respective local currency. Accordingly, we are exposed to transaction gains and losses that could result from changes in foreign currency. Assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income (loss).

We designate our derivatives based upon the criteria established by SFAS 133 “Accounting for Derivative Instruments and Hedges,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by Statement of Financial Accounting Standards No. 138 “Accounting for Certain Derivative Instruments and Certain hedging Activities” – an amendment of SFAS 133, (“SFAS 138”) and

Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on “Derivative Instruments and Hedging Activities,” (“SFAS 149”) requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s fair value gain or loss is initially reported as a component of accumulated other comprehensive income (loss). Any realized gain or loss on such derivative is reported in cost of goods sold in the accounting period in which the hedged transaction affects earnings. The fair value gain or loss from the ineffective portion of the derivative is reported in other income (expense) immediately. For a derivative that does not qualify as a cash flow hedge, the change in fair value is recognized at the end of each accounting period in other income (expense).

Commitments and Contingencies

We have entered into operating leases, primarily for facilities, and have commitments under endorsement contracts with selected athletes and others who endorse our products. We also have an agreement with our primary product designer.

Matters Affecting Comparability

Acquisitions.    Our operating results for 2006 include the operating results of LEM, our manufacturing subsidiary, which we acquired on January 16, 2006. Approximately $4.5 million of net sales for the year ended December 31, 2006 are attributable to LEM.

Results of Operations

The following tables set forth our operating results as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
Consolidated Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	58.8	51.0	46.3

Gross profit	41.2	49.0	53.7

Operating expenses:
Sales and marketing	34.1	33.3	31.0
General and administrative	22.1	16.3	13.6
Shipping and warehousing	4.2	3.8	2.9
Research and development	2.4	1.7	1.5

Total operating expenses	62.8	55.1	49.0

Income (loss) from operations	(21.6)	(6.1)	4.7
Other income (expense)	(1.0)	1.1	0.5

Income (loss) before provision (benefit) for income taxes	(22.6)	(5.0)	5.2
Provision (benefit) for income taxes	(5.5)	(0.6)	2.8

Net income (loss)	(17.1)%	(4.4)%	2.4%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales

Consolidated net sales increased 10% to $42.4 million during the year ended December 31, 2006 from $38.6 million for the year ended December 31, 2005. LEM, which we acquired on January 16, 2006, accounted for $4.5 million of consolidated net sales for the year ended December 31, 2006. Excluding LEM, net sales decreased by 1.8% to $37.9 million from $38.6 million. The decrease is mainly due to late deliveries of sunglass and goggle products. Domestic net sales represented 77% and 76% of total net sales for the years ended December 31, 2006 and 2005, respectively. Foreign net sales represented 23% and 24% of total net sales for the years ended December 31, 2006 and 2005, respectively. The sales mix, excluding LEM, on a dollar basis for 2006 was 64% for sunglasses, 35% for goggles and 1% for apparel and accessories. The sales mix on a dollar basis for 2005 was 62% for sunglasses, 29% for goggles and 9% for apparel and accessories. The decrease is partially offset by our net international sales in U.S. dollars which are affected by the foreign currency exchange rate, primarily the Euro, which was stronger during 2006 compared to 2005.

In 2006 we experienced delays in manufacturing and shipping our sunglass and goggle products. These delays have materially affected our results of operations. These delays have been a result of poor logistical operations, lack of manufacturing equipment and weak management infrastructure in our newly acquired Italian subsidiary, LEM. We anticipate that we will continue to experience manufacturing and shipping delays during 2007, and that these delays may have a material impact on our results of operations.

Cost of Sales and Gross Profit

Our consolidated gross profit decreased 8% to $17.5 million for the year ended December 31, 2006 from $18.9 million for the year ended December 31, 2005. Gross profit as a percentage of sales decreased 8% to 41% from 49%. The decrease in gross profit and gross profit as a percentage of sales is primarily due to increases in inventory reserves for slow moving and obsolete inventory that is no longer being marketed for resale of approximately $3.0 million and due to lower gross margins on sales to LEM’s third party customers.

Sales and Marketing Expense

Sales and marketing expense increased 13% to $14.5 million for the year ended December 31, 2006 from $12.9 million for the year ended December 31, 2005. LEM accounted for $0.5 million of the increase. The remaining increase was primarily due to increased point-of-purchase and sales display expense, including increased depreciation expense of $0.7 million due to a reduction in depreciable lives to two years on the point-of-purchase displays effective as of October 1, 2006. We also experienced increases in sales meetings and trade show conference expenses, marketing consulting expenses and athlete endorsement expenses.

General and Administrative Expense

General and administrative expense increased 49% to $9.4 million for the year ended December 31, 2006 from $6.3 million for the year ended December 31, 2005. LEM accounted for $1.2 million of the increase. The remaining increases in general and administrative expense primarily was due to increases in bad debt reserves of $0.5 million, wages and related payroll taxes $0.3 million and share-based compensation of $0.2 million due to adoption of SFAS No. 123(R). We also had increases in audit and legal fees, insurance costs and accounting and software consulting costs due to the implementation of our new enterprise resource planning system.

Shipping and Warehousing Expense

Shipping and warehousing expense increased 22% to $1.8 million for the year ended December 31, 2006 from $1.4 million for the year ended December 31, 2005. The increase was primarily due to the acquisition of LEM, which accounted for $0.4 million of the consolidated shipping and warehousing expenses for the year ended December 31, 2006.

Research and Development Expense

Research and development expense increased 31% to $1.0 million for the year ended December 31, 2006 from $0.7 million for the year ended December 31, 2005. The increase was due primarily to the acquisition of LEM, which accounted for $0.3 million of the consolidated research and development expense.

Other Income (Expense)

Other net expense was $0.4 million for the year ended December 31, 2006 compared to other net income of $0.4 million for the year ended December 31, 2005. The change in other net expense is primarily due to an increase in net interest expense of $0.5 million, a net change in foreign exchange loss of $0.2 million, and $0.1 million increase in other net expenses. The increase in interest expense is due primarily to our acquisition of LEM and the need to finance their operations with an Italian credit facility of 3.0 million Euros. Other net income (expense) generally includes gains or losses on disposals of fixed assets and other miscellaneous income and expenses.

Income Tax Provision

The income tax provision for the year ended December 31, 2006 was a tax benefit of $2.3 million compared to $0.2 million for the year ended December 31, 2005. The effective tax rate for 2006 was 24% compared to 12% in 2005. The increase in the effective tax rate was due to the significant proportion of the pretax losses incurred in the U.S. versus in Italy.

Net Loss

A net loss of $7.3 million was incurred for the year ended December 31, 2006 compared to a net loss of $1.7 million for the year ended December 31, 2005. LEM accounted for $1.1 million of the net loss. The remaining $6.2 million net loss was incurred by our distribution operations compared to a $1.7 million loss in 2005. The increase in the net loss was attributable to a decrease in sales caused by manufacturing and product delays, distributor transitions primarily in Australia and Asia, and higher selling and marketing and general administrative expenses.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales

Net sales increased 15% to $38.6 million for the year ended December 31, 2005 from $33.6 million for the year ended December 31, 2004. The increase in net sales was the result of the introduction of several new styles and expanded domestic distribution. 2005 net sales were affected negatively by late product deliveries primarily in the third and fourth quarters and late deployment of point-of-purchase displays. Foreign net sales increased by $0.5 million, or 6%, based upon an increase in sales of our products in Canada of $0.8 million or 24% and a decrease of $0.3 million or 4% in other countries. The sales decreases occurred primarily in Asia and Australia due primarily to distributor changes. Domestic net sales represented 76% and 74% of total net sales for the years ended December 31, 2005 and 2004, respectively. Foreign net sales represented 24% and 26% of total net sales for the years ended December 31, 2005 and 2004, respectively. The sales mix on a dollar basis for 2005 was 62% for sunglasses, 29% for goggles and 9% for apparel and accessories. The sales mix on a dollar basis for 2004 was 59% for sunglasses, 32% for goggles and 9% for apparel and accessories.

Cost of Sales and Gross Profit

Gross profit increased 5% to $18.9 million for the year ended December 31, 2005 from $18.0 million during the year ended December 31, 2004. The increase in absolute dollars was due primarily to the increase in sales volume. As a percentage of net sales, gross profit was 49% for the year ended December 31, 2005, as compared to 54% during the year ended December 31, 2004. As a percentage of net sales, the decrease in gross profit was due primarily to the unfavorable impact on gross margins caused by product purchases made in Euro, lower margin sales, an increase in inventory reserves for slower moving and obsolete inventory, and a slight increase in purchasing and quality control expenses. This was offset slightly by a higher sunglass product sales mix and a positive effect of a weaker dollar.

Sales and Marketing Expense

Sales and marketing expense increased 24% to $12.9 million for the year ended December 31, 2005 from $10.4 million for the year ended December 31, 2004. The increase in sales and marketing expense primarily was due to increased sales and marketing compensation and related payroll taxes of $0.5 million, increased commission expense $0.4 million due to the year-over-year sales increase and increased point-of-purchase and sales display expenses of $0.3 million. The remaining increase was due to increased payments to athletes pursuant to endorsement agreements, increased travel expenses, impairment costs related to sales and marketing vehicles, and an increase in promotional product and other activities.

General and Administrative Expense

General and administrative expense increased 37% to $6.3 million for the year ended December 31, 2005 from $4.6 million for the year ended December 31, 2004. The increase in general and administrative expense was largely due to an increase in legal and accounting fees of $0.9 million as a result of being a public company as well as outstanding litigation matters and a $0.2 million write down of previously capitalized software costs considered to be impaired. We also had increases in wages and related payroll taxes, insurance costs, franchise fees related to our incorporation in Delaware for our public offering, Board of Director fees, rent expense and investor relations costs. These increases were primarily attributable to the increased costs of being a public company and were partly offset by a reduction in bad debt reserves.

Shipping and Warehousing Expense

Shipping and warehousing expense increased 46% to $1.4 million for the year ended December 31, 2005 from $1.0 million for the year ended December 31, 2004. The increase was due primarily to increased temporary labor of $0.2 million primarily related to our foreign subsidiary and an increase in third-party warehousing expenses of $0.2 million due to additional leased warehouse space and the transfer of our fulfillment requirements for our international business to an outside agency.

Research and Development Expense

Research and development expense increased 31% to $0.7 million for the year ended December 31, 2005 from $0.5 million for the year ended December 31, 2004. The increase was due primarily to increased consulting fees and increased travel expenses.

Other Income (Expense)

Other income was $0.4 million for the year ended December 31, 2005 compared to $0.2 million for the year ended December 31, 2004. The increase in other income was due primarily to interest income of $0.3 million in 2005 as compared to interest expense of $0.4 million in 2004. This was a result of a pay down on our lines of credit and larger average balances of cash and investments as a result of our 2004 initial public offering. This was offset by a decrease in our foreign currency gain of $0.4 million due primarily to our adoption of hedge accounting in 2005.

Income Tax Provision

The income tax provision for the year ended December 31, 2005 was a tax benefit of $0.2 million compared to tax expense of $0.9 million for the year ended December 31, 2004. The effective tax rate for 2005 was 12% compared to 54% for 2004. The decrease in the provision for income tax was due primarily to the pretax losses incurred by both the U.S. and Italian operations.

Net Loss

A net loss was incurred for the year ended December 31, 2005 of $1.7 million compared to net income of $0.8 million for the year ended December 31, 2004. The net loss was due to lower gross margins primarily due to the impact of the Euro on product purchases, lower margin sales, and higher inventory reserves, combined with higher sales and marketing and general and administrative expense. The increase in general and administrative expense was due primarily to expenses related to being a public company and outstanding litigation. This was offset somewhat by an increase in other income primarily due to investment income from cash proceeds from our 2004 initial public offering and a significant decrease in interest expense due to debt repaid in late 2004 and in 2005.

Liquidity and Capital Resources

Historically we have financed our operations primarily through sales of our common stock, and borrowings under our credit facilities and from private lenders. Our principal sources of liquidity are our cash and lines of credit.

Cash flow activities

Cash provided by or used in operating activities consists primarily of net income (loss) adjusted primarily for certain non-cash items, including depreciation, amortization, deferred income taxes, provision for bad debts, stock compensation expense and the effect of changes in working capital and other activities. Cash provided for by operating activities for the year ended December 31, 2006 was $2.1 million which consisted of a net loss of $7.3 million, adjustments for non-cash items of approximately $3.9 million, and $5.5 million provided for by working capital and other activities. Working capital and other activities consisted primarily of a $4.4 million decrease in inventory due to an increase in sales and inventory reserves due to slow and obsolete inventory which we no longer market for resale, a $1.8 million increase in accounts payable and accrued liabilities due to timing of payments of vendor invoices and an offsetting $0.7 million increase in accounts receivable due to timing of customer receipts. Cash used in operating activities during the year ended December 31, 2005 was $1.8 million and consisted of a net loss of $1.7 million, adjustments for non-cash items of approximately $2.0 million, and $2.0 million used by working capital and other activities. Working capital and other activities consisted primarily of an increase in accounts receivables of $1.0 million due to the year over year sales increase, an increase in prepaid expenses and other assets of $0.3 million due primarily to deposits made for point-of-purchase displays. This was offset by a decrease in inventories of $0.6 million primarily due to an increase in sales and inventory reserves, a decrease in accounts payable and accrued liabilities of $0.7 million due to payment terms with our primary supplier LEM, and a decrease in our income tax payable due to payments made and expected refunds of $0.6 million.

Cash used in investing activities during the year ended December 31, 2006 was $4.7 million and was primarily attributable to the purchase of $4.6 million of fixed assets, including our new enterprise resource planning system and retail point-of-purchase displays and $3.5 million for the purchase of LEM, our primary manufacturer. Additionally, we made a $1.7 investment in restricted cash of which $0.7 million is related to requirements of the purchase agreement for the acquisition of LEM and $1.0 million is related to collateralization of our financing arrangements with Comerica Bank. We had an offset of approximately $5.0 million due to net proceeds received on short-term investments. Cash used in investing activities during the year ended December 31, 2005 was $10.7 million and was attributable primarily to net short-term investments made primarily from a portion of the net proceeds of our initial public offering of $5.5 million, capital expenditures of $3.4 million, deposits and capitalized acquisition costs made related to the LEM acquisition of $1.4 million, and purchases of intangibles of $0.4 million. Capital expenditures during 2005 were for the purchase of retail point-of-purchase displays, box vans, and other corporate assets.

Cash provided by financing activities for the year ended December 31, 2006 was $0.6 million and was mainly attributable to $0.7 million in net proceeds received through our line of credit facilities and $0.3 million received through the issuance of notes payable, partially offset by $0.5 million for capital lease principal payments. Cash provided by financing activities during the year ended December 31, 2005 was $4.1 million and was due primarily to the sale of common stock to cover over allotments as a result of our initial public offering of approximately $4.2 million and the exercise of stock options of $0.2 million, offset by payments on the bank term debt of $0.3 million.

Credit Facilities

At December 31, 2006, we had financing arrangements with Comerica Bank consisting of a line of credit facility with a $5.0 million limit, a foreign exchange facility and letter of credit accommodations. These arrangements were secured by all of our assets, excluding our intellectual property, and a $1.0 million collateral cash deposit with Comerica, and were subject to certain covenants. The $5.0 million available line of credit was reduced by the amount of outstanding letters of credit (sub limit of $4.1 million) and 10% of outstanding foreign exchange forward contracts ($0.9 million sub limit). Borrowings were limited to cover any outstanding letters of credit issued to San Paolo IMI on behalf of LEM (3.0 million Euros or $3.9 million at December 31, 2006).

Our foreign exchange facility allowed us to purchase currency contracts which we used primarily to hedge our foreign currency exposure. The amount of allowable purchases of such contracts was $9.0 million. At December 31, 2006, net foreign exchange forward contracts outstanding amounted to $5.7 million, which reduced the amount available to us under the line of credit by $570,000. As a result, at December 31, 2006, we had an unused line of credit of approximately $0.5 million with Comerica Bank.

At December 31, 2006, we were not in compliance with two financial covenants under the financing arrangements with Comerica related to maintaining a minimum tangible net worth and not incurring net losses in two consecutive quarters. On February 22, 2007, we amended our financing arrangements with Comerica, which decreased our letter of credit sub limit to $1.8 million, decreased our foreign exchange facility limit from $9.0 million to $7.2 million and extended the expiration date to May 15, 2007. We replaced this line of credit with a line of credit from BFI Business Finance on February 26, 2007, as described below.

At December 31, 2006, we also have a 2.2 million Euro line of credit in Italy with San Paolo IMI through LEM, which expires on September 30, 2007. Borrowing availability is based on eligible accounts receivable and export orders received at LEM. At December 31, 2006, there was approximately 0.7 million Euro in availability under this line of credit. In February 2007, the line of credit was extended to August 31, 2008.

On February 26, 2007, Spy Optic, Inc. entered into a Loan and Security Agreement (“Loan Agreement”) with BFI Business Finance (“BFI”) with a maximum borrowing capacity of $5,000,000. Actual borrowing availability under the Loan Agreement is based on eligible trade receivable and inventory levels of Spy Optic, Inc. and is guaranteed by Orange 21 Inc. Loans extended pursuant to the Agreement will bear interest at a rate per annum of 2.5% above the higher of (i) the prime rate as reported in the western edition of the Wall Street Journal from time to time or (ii) 8% with a minimum monthly interest charge of $2,000. We granted BFI a security interest in all of Spy Optic, Inc.’s assets as security for its obligations under the Agreement, except for its copyrights, patents, trademarks, servicemarks and related applications.

The Loan Agreement imposes certain covenants on Spy Optic, Inc., including, but not limited to, covenants requiring it to provide certain periodic reports to BFI, inform BFI of certain changes in the business, refrain from incurring additional debt in excess of $100,000 and refrain from paying dividends. Spy Optic, Inc. also established a bank account in BFI’s name into which collections on accounts receivable and other collateral are deposited (the “Collateral Account”). Pursuant to the deposit control account agreement between Spy Optic, Inc. and BFI with respect to the Collateral Account, BFI is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to Spy Optic, Inc. any amounts remaining after payment of all amounts due under the Loan Agreement. To secure its obligations under the guaranty, Orange 21 Inc. granted BFI a blanket security interest in all of its assets, except for its stock in Spy Optic, Inc., which it has covenanted not to pledge to any other person or entity.

We received a loan in the amount of $650,000 upon the execution of the Loan Agreement. These proceeds were used to fully collateralize Comerica Bank for the letter of credit issued by Comerica on behalf of Orange 21 Inc. and LEM to San Paolo IMI in the amount of 1.2 million Euros.

We believe that our cash on hand and available loan facilities will be sufficient to enable us to meet our financing and operating requirements for at least the next 12 months. Changes in operating plans, lower than anticipated net sales, increased expenses or other events, including those described in Item 1A, “Risk Factors,” may make it difficult for us to seek additional debt or equity financing in the future. Our future capital requirements will depend on many factors, including our rate of net sales growth, financing requirements related to our recent acquisition of LEM, the expansion of our sales and marketing activities and the continuing market acceptance of our product designs. Although currently we are not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution of our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations.

Off-balance sheet arrangements

We did not enter into any off-balance sheet arrangements during 2006 or 2005, nor did we have any off-balance sheet arrangements outstanding at December 31, 2006 or 2005.

Long-term financial obligations and other commercial commitments

The following summarizes our contractual obligations at December 31, 2006 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(Thousands)
Operating leases(1)	$1,616	$944	$456	$164	$52
Capital leases(1)	1,206	410	480	316	—
Long-term debt(2)	1,734	1,141	510	83	—
Sponsorship arrangements(3)	961	623	338	—	—
Product design and development agreement(4)	747	356	391	—	—

Total contractual cash obligations	$6,264	$3,474	$2,175	$563	$52

(1)	Our principal capital commitments consist of obligations under leases for our facilities, equipment and vehicles. Capital lease payments include principal and interest payments. See Note 13 of the Notes to our Consolidated Financial Statements for additional information.
(2)	Includes principal payments contractually outstanding under our lending arrangements. See Note 7 of the Notes to our Consolidated Financial Statements for additional information.

(3)	Represents minimum payments related to athlete contracts. See Note 13 of the Notes to our Consolidated Financial Statements for additional information.
(4)	Represents minimum payments related a consulting agreement with our primary product designer. See Note 13 of the Notes to our Consolidated Financial Statements for additional information.

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

Income Taxes

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the deferred tax assets, net of the valuation allowance, will be realized. Accordingly, the Company has recorded no valuation allowance for our U.S. operations at December 31, 2006 and 2005. We have recorded a $1,107,000 and $632,000 valuation allowance for our wholly owned subsidiary, Spy Optic, S.r.l. at December 31, 2006 and 2005, respectively. At December 31, 2006, we have recorded a $1,640,000 valuation allowance for our wholly owned subsidiary, LEM.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At December 31, 2006, we had no debt outstanding under our loan facilities with Comerica and we had unused lines of credit with Comerica of $0.5 million. However, in February 2007, we replaced this facility with our new facility with BFI, as described above. The amounts outstanding under these loan facilities at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest rate would have a material effect on our results of operations or financial condition.

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

We use forward contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted purchase of products at prices denominated in Euros. We also use other derivatives not designated as hedging instruments under SFAS No. 133 consisting of forward contracts to hedge foreign currency balance sheet exposures. We recognize the gains and losses on foreign currency forward contracts not designated as hedging instruments in the same period as the remeasurement losses and gains of the related foreign currency-denominated exposures.

As of December 31, 2006, we had a total of $5.0 million in Euro foreign currency contracts designated as cash flow hedges at an average Euro rate of 1.24 Euro to U.S. dollar and $0.6 million in Euro foreign currency contracts at an average Euro rate of 1.29 not designated as hedging instruments. The exchange rate for the Euro to the U.S. dollar ranged from 1.18 to 1.34 in fiscal 2006.

As part of our risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from a change in foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which we were exposed at December 31, 2006 through its derivative financial instruments.

The estimated one-day loss from our foreign currency derivative financial instruments, calculated using the sensitivity model described above, is approximately $594,000 at December 31, 2006. We believe that such a hypothetical loss from derivatives would be offset by increases in the value of the underlying transactions being hedged.

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

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation Number (“FIN”) 48 “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning January 1, 2007. We are in the process of determining the effect that the adoption of FIN 48 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2006 annual financial statements. The adoption of SAB No. 108 did not have a material impact on our financial statements.

Item 8. Financial Statements and Supplementary Data

ORANGE 21 INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Orange 21 Inc. and Subsidiaries

Carlsbad, California

We have audited the accompanying consolidated balance sheets of Orange 21 Inc. (a Delaware corporation) and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. We have also audited the financial statement schedule listed at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orange 21 Inc. and its subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

April 16, 2007

ORANGE 21 INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(in thousands, except number of shares and per share amounts)
Assets
Current assets
Cash and cash equivalents	$1,279	$2,669
Restricted Cash	1,728	—
Short-term investments	500	5,478
Accounts receivable, net	10,014	9,142
Inventories, net	9,276	11,206
Prepaid expenses and other current assets	1,533	1,374
Income taxes receivable	606	239
Deferred income taxes	1,827	1,513

Total current assets	26,763	31,621
Property and equipment, net	8,042	4,636
Goodwill	8,727	—
Intangible assets, net of accumulated amortization of $376 and $396 at December 31, 2006 and 2005, respectively	530	484
Deferred income taxes	1,575	126
Other long-term assets	69	1,390

Total assets	$45,706	$38,257

Liabilities and Shareholders’ Equity
Current liabilities
Lines of credit	2,976	—
Current portion of capital leases	410	20
Current portion of notes payable	1,141	—
Accounts payable	6,418	1,643
Accrued expenses and other liabilities	3,513	2,350
Deferred purchase price obligation	1,020	—

Total current liabilities	15,478	4,013
Notes payable, less current portion	593	—
Capitalized leases, less current portion	647	13
Deferred income taxes	300	—

Total liabilities	17,018	4,026
Stockholders’ equity
Preferred stock: par value $0.0001; 5,000,000 authorized; none issued	—	—
Common stock: par value $0.0001; 100,000,000 shares authorized; 8,100,564 and 8,084,314 shares issued and outstanding at December 31, 2006 and 2005, respectively	1	1
Additional paid-in-capital	36,336	36,100
Accumulated other comprehensive income	1,505	32
Accumulated deficit	(9,154)	(1,902)

Total stockholders’ equity	28,688	34,231

Total liabilities and stockholders’ equity	$45,706	$38,257

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share figures)
Consolidated Statements of Operations Data:
Net sales	$42,406	$38,568	$33,563
Cost of sales	24,939	19,685	15,530

Gross profit	17,467	18,883	18,033
Operating expenses:
Sales and marketing	14,483	12,859	10,392
General and administrative	9,371	6,273	4,563
Shipping and warehousing	1,768	1,445	990
Research and development	1,003	673	512

Total operating expenses	26,625	21,250	16,457

Income (loss) from operations	(9,158)	(2,367)	1,576
Other income (expense):
Interest income (expense)	(241)	312	(398)
Foreign currency transaction gain (loss)	(53)	119	528
Other income (expense)	(129)	(8)	35

Total other income (expense)	(423)	423	165

Income (loss) before provision (benefit) for income taxes	(9,581)	(1,944)	1,741
Provision (benefit) for income taxes	(2,329)	(236)	934

Net income (loss)	$(7,252)	$(1,708)	$807

Net income (loss) per share of Common Stock
Basic	$(0.90)	$(0.21)	$0.17

Diluted	$(0.90)	$(0.21)	$0.16

Shares used in computing net income (loss) per share of Common Stock
Basic	8,089	8,017	4,643

Diluted	8,089	8,017	4,973

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
	(Thousands)
Balance at December 31, 2003	4,434	$10,118	$92	$298	$(1,001)	$9,507
Issuance of common stock	359	1,706	—	—	—	1,706
Issuance of common stock upon initial public offering, net of offering costs	2,480	—	18,913	—	—	18,913
Exercise of stock options	185	360	—	—	—	360
Conversion of notes payable to common stock	34	165	—	—	—	165
Compensation relating to issuance of options	—	—	203	—	—	203
Tax benefit related to exercise of stock options	—	—	99	—	—	99
Exchange of shares of common stock upon incorporation in Delaware	(1)	(12,348)	12,348	—	—	—
Comprehensive income:						—
Foreign currency translation adjustment	—	—	—	140	—	140
Net income	—	—	—	—	807	807

Comprehensive income	—	—	—	140	807	947

Balance at December 31, 2004	7,491	1	31,655	438	(194)	31,900
Issuance of common stock	520	—	4,177	—	—	4,177
Exercise of stock options	73	—	209	—	—	209
Tax benefit related to exercise of stock options	—	—	59	—	—	59
Comprehensive income (loss):						—
Foreign currency translation adjustment	—	—	—	204	—	204
Unrealized loss on available for sale securities	—	—	—	(2)	—	(2)
Unrealized loss on foreign currency cash flow hedges	—	—	—	(288)	—	(288)
Unrealized loss on foreign currency exposure of net investment in foreign operations	—	—	—	(320)	—	(320)
Net loss	—	—	—	—	(1,708)	(1,708)

Comprehensive loss	—	—	—	(406)	(1,708)	(2,114)

Balance at December 31, 2005	8,084	1	36,100	32	(1,902)	34,231
Exercise of stock options	6	—	20	—	—	20
Tax benefit related to exercise of stock options	—	—	4	—	—	4
Share-based compensation	10	—	212	—	—	212
Comprehensive income (loss):		—	—	—	—	—
Foreign currency translation adjustment	—	—	—	399	—	399
Unrealized gain on available for sale securities	—	—	—	2	—	2
Unrealized gain on foreign currency cash flow hedges	—	—	—	643	—	643
Unrealized gain on foreign currency exposure of net investment in foreign operations	—	—	—	429	—	429
Net loss	—	—	—	—	(7,252)	(7,252)

Comprehensive income (loss)	—	—	—	1,473	(7,252)	(5,779)

Balance at December 31, 2006	8,100	$1	$36,336	$1,505	$(9,154)	$28,688

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except non-cash investing and financing activities)
Operating Activities
Net income (loss)	$(7,252)	$(1,708)	$807
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,949	2,265	1,921
Deferred income taxes	(1,472)	(708)	(53)
Stock-based compensation	212	—	203
Provision for bad debts	604	137	301
Loss on sale of property and equipment	502	—	—
Impairment of property and equipment	88	287	—
Change in operating assets and liabilities:
Accounts receivable, net	(664)	(1,035)	(1,910)
Inventories, net	4,391	609	(5,145)
Prepaid expenses and other current assets	380	(301)	126
Due from related party	—	—	845
Other assets	10	—	—
Accounts payable	1,718	(601)	212
Accrued expenses and other liabilities	71	(83)	1,064
Income tax payable/receivable	(437)	(624)	607

Net cash provided by (used in) operating activities	2,100	(1,762)	(1,022)

Investing Activities
Purchases of property and equipment	(4,644)	(1,740)	(693)
Purchases of property and equipment from related parties	—	(1,682)	(952)
Purchases of short-term investments	(2,000)	(15,369)	—
Proceeds from maturities of short-term investments	6,980	9,888	—
Investment in restricted cash	(1,728)	—	—
Loans to related parties	—	—	(468)
Proceeds from repayment of loans to related parties	—	—	468
Proceeds from sale of property and equipment	269	—	15
Deposit on business acquisition	—	(1,390)	—
Acquisition of business, net of cash acquired	(3,505)	—	—
Purchase of intangibles	(38)	(409)	(39)

Net cash used in investing activities	(4,666)	(10,702)	(1,669)

Financing Activities
Line of credit borrowings	708	—	5,651
Line of credit repayments	—	—	(12,726)
Principal payments on notes payable	(1,273)	(292)	(114)
Proceeds from issuance of notes payable	1,553	—	—
Principal payments on notes payable to stockholders	—	—	(280)
Principal payments on capital leases	(452)	(36)	(63)
Proceeds from sale of common stock	—	4,177	20,619
Proceeds from exercise of stock options	24	209	360

Net cash provided by financing activities	560	4,058	13,447

Effect of exchange rate changes on cash and cash equivalents	616	(402)	140

Net increase (decrease) in cash and cash equivalents	(1,390)	(8,808)	10,896
Cash and cash equivalents at beginning of year	2,669	11,477	581

Cash and cash equivalents at end of year	$1,279	$2,669	$11,477

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$371	$18	$448
Income taxes	$346	$920	$321

The accompanying notes are an integral part of these consolidated financial statements.

Non-cash Investing and Financing Activities:

The Company acquired approximately $0, $0 and $32,000 of fixed assets under capital lease agreements during 2006, 2005 and 2004, respectively.

The Company converted $165,000 of notes payable into common stock during 2004.

The Company had a non-cash income tax benefit in the amount of approximately $4,000, $59,000 and $99,000 during 2006, 2005 and 2004, respectively, related to the exercise of stock options.

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC

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

The Company designs, develops, manufactures and distributes high quality and high performance products for the action sports, motor sports and youth lifestyle markets. The Company’s current products include sunglasses, snowsport and motocross goggles and branded apparel and accessories. Spy Optic, S.r.l., a wholly owned subsidiary, was incorporated in Italy in July 2001. Spy Optic, S.r.l. manages the distribution, sales, customer service and administration for the Company’s business outside of North America. Spy Optic, Inc., a California corporation, was formed on December 20, 2004 as a wholly owned subsidiary. In January 2006, the Company completed the acquisition of its primary manufacturer LEM S.r.l. (“LEM”) (Note 17).

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates used in preparing these consolidated financial statements include those assumed in computing the carrying value of displays, allowance for doubtful accounts receivable, reserve for obsolete inventory, reserve for sales returns, the testing of goodwill for impairment and the valuation allowance on deferred tax assets. Accordingly, actual results could differ from those estimates.

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

The following table summarizes short-term investments by security type at December 31, 2006 and 2005.

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
	(Thousands)
December 31, 2006
Auction rate securities	$500	$—	$500

	$500	$—	$500

December 31, 2005
Auction rate securities	$4,500	$—	$4,500
Certificates of deposit	480	3	477
State and municipal securites	501	—	501

	$5,481	$3	$5,478

The following table summarizes the contractual maturities of the Company’s short-term investments:

	Year Ended December 31,
	2006	2005
	(Thousands)
Less than one year	$—	$978
Due in one to five years	—	—
Due after five years	500	4,500

Total	$500	$5,478

Auction rate securities, for which the interest rate resets approximately every 7 to 28 days, have been allocated within the contractual maturities table based upon the set maturity date of the security. During the years ended December 31, 2006 and 2005, the Company did not record any realized gains or losses on its short-term investments.

As of December 31, 2006 and 2005, the Company had no investments that have been in a continuous unrealized loss position for a period of 12 months.

Restricted Cash

As of December 31, 2006, the Company had $728,000 of restricted cash which was held in an escrow account as required in accordance with the purchase agreement pursuant to which the Company acquired LEM. The escrow account relates to the earn-out provision of the purchase agreement. The escrow account must be maintained at a minimum level of 300,000 Euro through June 30, 2007. As of December 31, 2006, the Company also had $1.0 million on deposit with Comerica Bank to be used as collateral to secure the line of credit facility. See Note 6 of the Notes to Consolidated Financial Statements.

Accounts Receivable and Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by the Company’s review of its current credit information. The Company continuously monitors its customer collections and payments and maintains a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been generally within the expectations and the provisions established by the Company, there can be no assurances that the Company will continue to experience the same credit loss rates that have been experienced in the past. Unforeseen material financial difficulties of its customers could have an adverse impact on profits.

Inventories

Inventories are stated at the lower of cost or market using the weighted average cost method of accounting for LEM and first in first out method for the distribution business.

Long-Lived Assets

Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the assets (two to thirty three years) using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the assets. Expenditures for repairs and maintenance are expensed as incurred. Gains and losses from the sale or retirement of property and equipment are charged to operations in the period realized or incurred.

Intangible assets consist of trademarks, patents and a customer related intangible that are being amortized on a straight-line basis over 5 to 8.3 years. Amortization expense was approximately $50,000, $78,000 and $54,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization expense related to intangible assets at December 31, 2006 in each of the next five years and beyond is expected to be incurred as follows:

(Thousands)
2007	$115
2008	83
2009	82
2010	82
2011	76
Thereafter	92

$530

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Under SFAS No. 144, the Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may differ. If the sum of the undiscounted cash flows is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company’s assessment of recoverability. Numerous factors, including changes in the Company’s business, industry segment or the global economy could significantly impact management’s decision to retain, dispose of or idle certain of its long-lived assets. For the years ended December 31, 2006 and 2005, the Company recorded impairment charges of approximately $88,000 and $287,000, respectively. No impairment charges were recorded for the year ended December 31, 2004. See Note 4, Property and Equipment, for information regarding asset impairment charges recognized by the Company. At December 31, 2006, 2005 and 2004, no impairment of the intangible assets had occurred and the amortization periods remain appropriate.

Goodwill

Goodwill is not amortized but instead is measured for impairment at least annually, or when events indicate that a likely impairment exists. The Company evaluates the recoverability of goodwill at least annually based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. The fair value of each reporting unit is determined using a combination of the income approach and the market approach. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. The present value of estimated future cash flows uses the Company’s estimates of revenue for the reporting units, driven by assumed market growth rates and assumed market segment share, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that the Company uses to manage the underlying business. Under the market approach, fair value is estimated based on market multiples of earnings for comparable companies and similar transactions.

The Company performed its annual test of goodwill on October 1, 2006, which did not indicate any impairment and thus the second step was not performed. Determining fair value under the first step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the extent of such charge.

Revenue Recognition

Revenue is recognized when the risk of ownership and title passes to the buyer, generally upon shipment of products to the Company’s customers. The Company provides an allowance for estimated returns based on management’s estimates and experience. Provisions for returns and other adjustments are provided for in the same period in which the related sales are recorded.

Advertising

The Company expenses advertising costs as incurred. Total advertising expense was approximately $647,000, $502,000 and $432,000 and for the years ended December 31, 2006, 2005 and 2004, respectively.

Financial Instruments

The Company’s financial instruments consist primarily of cash, short-term investments, accounts receivable, accounts payable, capital leases and notes payable. These financial instruments are stated at their respective carrying values, which approximate their fair values.

Foreign Currency

The functional currencies of the Company’s wholly owned subsidiaries, Spy Optic, S.r.l., LEM, and its Canadian division are their respective local currencies. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currencies. Assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income (loss).

Derivatives and Hedging

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to forecasted product purchases denominated in foreign currencies and transactions of its foreign subsidiaries. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses foreign exchange contracts in the form of forward contracts. Prior to April 2005, the Company’s forward contracts did not qualify for hedge accounting, and changes in the fair value of the Company’s forward contracts were recorded in the consolidated statements of operations.

Beginning in April 2005, a majority of the Company’s derivatives were designated and qualified as cash flow hedges. The Company uses forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in its forecasted purchase of products at prices denominated in currencies other than the U.S. dollar. For derivative instruments that are designated and qualify as cash flow hedges, the Company records the effective portion of the gain or loss on the derivative in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. The Company reports the effective portion of cash flow hedges in the same financial statement line as the changes in the value of the hedged item. As of December 31, 2006 and 2005, the notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges were approximately $5,023,000 and $10,999,000, respectively. As of December 31, 2006 and 2005, a net gain of approximately $355,000 and $288,000, respectively, related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive loss $344,000 is expected to be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions. Existing cash flow hedge transactions are expected to occur over the next year.

Net gains (losses) on cash flow hedges included in OCI are as follows:

	Year Ended December 31,
	2006	2005	2004
	(Thousands)
Beginning balance	$(288)	$—	$—
Change in net gains (losses)	623	(360)	—
Net losses reclassified into earnings	20	72	—

Accumulated other comprehensive income (loss)	$355	$(288)	$—

During the years ended December 31, 2006 and 2005, the Company did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings in the foreign currency transaction gain. The Company measures effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. Foreign currency transaction (losses) gains for the years ended December 31, 2006 and 2005 included $182,000 and $102,000, respectively, of expense related to the spot-forward differential excluded from the test of hedge effectiveness.

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

As of December 31, 2006 and 2005, the notional amounts of the Company’s foreign exchange contracts not designated as hedging instruments were approximately $647,000 and $1,775,000 respectively.

As part of the acquisition of LEM in January 2006, the Company acquired an interest rate swap with a notional amount of 1.0 million Euros as of December 31, 2006. The interest rate swap is not an effective hedge of the Company’s interest rate exposures. In June 2006, one additional acquired interest rate swap was closed at a loss of approximately 16,000 Euros or $20,000.

Foreign currency derivatives are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements which may include derivatives that do not meet the criteria for hedge accounting. The Company does not enter into foreign exchange contracts for speculative purposes.

Shipping and Handling Costs

The Company records shipping and handling costs charged to customers as revenue and other shipping and handling costs to cost of sales as incurred.

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

Changes in product warranty accrual for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Year Ended December 31,
	2006	2005	2004
	(Thousands)
Balance at January 1,	$16	$4	$4
Charged to expense	156	266	59
Increase to reserve resulting from acquisitions	—	—	—
Amounts charged to reserve	(172)	(254)	(59)

Balance at December 31,	$—	$16	$4

Research and Development Costs

The Company expenses research and development costs as incurred. Product molds and tooling are capitalized and depreciated over the useful lives of the assets.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options and warrants and upon vesting of restricted stock, using the treasury stock method. The following table provides a reconciliation from basic shares to fully diluted shares for the periods presented.

	Year Ended December 31,
	2006	2005	2004
	(Thousands)
Weighted average common shares oustanding—basic	8,089	8,017	4,643
Assumed conversion of dilutive stock options	—	—	330

Weighted average common shares oustanding—dilutive	8,089	8,017	4,973

The following potentially dilutive instruments were not included in the diluted per share calculation for periods presented as their inclusion would have been antidilutive:

	Year Ended December 31,
	2006	2005	2004
	(Thousands)
Stock options	805	1,021	—
Restricted stock	110	—	—
Warrants	147	147	147

Total	1,062	1,168	147

Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method, whereby deferred tax assets and liabilities are computed at each balance sheet date for temporary differences between the consolidated financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. The Company considers future taxable income and ongoing, prudent and feasible tax planning strategies in assessing the value of our deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, then the value of these assets will be reduced to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on our management’s judgment. If it is subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

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

The components of accumulated other comprehensive income, net of tax, are as follows:

	December 31,
	2006	2005
	(Thousands)
Unrealized gain (loss) on cash flow hedges, net of tax	$355	$(288)
Unrealized loss on available-for-sale investments, net of tax	—	(2)
Equity adjustment from foreign currency translation	1,041	642
Unrealized gain (loss) on foreign currency exposure of net investment in foreign operations	109	(320)

Comprehensive income	$1,505	$32

Share-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R) “Share-Based Payments” (“SFAS No. 123(R)”), which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which the employee is required to provide service in exchange for the award—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123(R) eliminates the use of APB Opinion 25 and the option for pro forma disclosure in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). See Note 9 for share-based compensation disclosures.

SFAS No. 123(R) permits public companies to adopt its requirements using one of the two following methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date based on both (a) the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; and (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate prior periods based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (a) for all prior periods presented or (b) prior interim periods of the year of adoption. The Company adopted SFAS No. 123(R) using the modified-prospective method and therefore prior periods are not restated.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a cash flow from financing activities, rather than a cash flow from operating activities as required under previous guidance. This requirement may reduce operating cash flows and increase net financing cash flows in periods after adoption. The adoption of SFAS No. 123(R) did not have a material impact on the Company’s cash flows during the year ended December 31, 2006.

Prior to the adoption of SFAS 123R, the Company measured compensation cost for its employee share-based compensation plans using the intrinsic value method prescribed by APB Opinion 25 and related interpretations and provided pro forma net income and pro forma net income per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. Compensation cost for stock options issued to employees was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. See Note 9 for pro forma disclosures required under SFAS No. 123 for the years ended December 31, 2005 and 2004.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation Number (“FIN”) 48 “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 157 will have on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2006 annual financial statements. The adoption of SAB No. 108 did not have a material impact on the Company’s financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications have no effect on reported net income (loss).

2.	Accounts Receivable

Accounts receivable consisted of the following:

	December 31,
	2006	2005
	(Thousands)
Trade receivables	$12,893	$11,633
Less allowance for doubtful accounts	(847)	(505)
Less allowance for returns	(2,032)	(1,986)

Accounts receivable, net	$10,014	$9,142

3.	Inventories

Inventories consisted of the following:

	December 31,
	2006	2005
	(Thousands)
Raw materials	$2,301	$95
Work in process	1,024	—
Finished goods	5,951	11,111

Inventories, net	$9,276	$11,206

The Company’s balances are net of an allowance for obsolescence of approximately $3,677,000 and $2,183,000 at December 31, 2006 and 2005, respectively.

4.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2006	2005
	(Thousands)
Displays	$4,506	$6,740
Molds and tooling	2,070	1,934
Machinery and equipment	1,850	—
Buildings and leasehold improvements	1,606	277
Computer equipment and software	1,587	648
Furniture and fixtures	572	423
Vehicles	566	601

	12,757	10,623
Less accumulated depreciation and amortization	(4,715)	(5,987)

Property and equipment, net	$8,042	$4,636

Impairment charges of $88,000 and $287,000 were recorded during the years ended December 31, 2006 and 2005, respectively, related to the evaluation of currently capitalized internal use software projects for future benefit and for property and equipment no longer in service. Impairment charges related to capitalized software of $88,000 and $188,000 are recorded under the caption “General and administrative” for 2006 and 2005, respectively, and charges related to fixed assets no longer in service of approximately $99,000 are recorded under the caption “Sales and marketing” in the accompanying Consolidated Statements of Operations. No impairment charges were recognized in the year ended December 31, 2004.

Depreciation and amortization expense was approximately $3,949,000, $2,187,000 and $1,868,000, and for the years ended December 31, 2006, 2005 and 2004, respectively. The year ended December 31, 2006 includes approximately $701,000 or ($0.09) per basic and diluted share in depreciation expense as a result of a change in estimated useful lives to two years for our retail point-of-purchase displays. The effect of this change on depreciation expense for the years ended December 31, 2007, 2008, 2009 and 2010 is an increase of $626,000, a decrease of $386,000, a decrease of $565,000 and a decrease of $146,000, respectively.

5.	Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2006	2005
	(Thousands)
Compensation and benefits	$1,370	$647
Production and warehouse	663	289
Professional fees	558	730
Other	333	335
Commissions	250	243
Sales and marketing	239	106
Unrealized foreign currency adjustments	100	—

	$3,513	$2,350

6.	Financing Arrangements

Credit Facilities

At December 31, 2006, the Company had financing arrangements with Comerica Bank consisting of a line of credit facility with a $5.0 million limit, a foreign exchange facility and letter of credit accommodations. These arrangements were secured by all of the Company’s assets, excluding its intellectual property, and a $1.0 million collateral cash deposit with Comerica, and were subject to certain covenants. The $5.0 million available line of credit was reduced by the amount of outstanding letters of credit (sub limit of $4.1 million) and 10% of outstanding foreign exchange forward contracts ($0.9 million sub limit). Borrowings were limited to cover any outstanding letters of credit issued to San Paolo IMI on behalf of LEM (3.0 million Euros or $3.9 million at December 31, 2006).

The Company’s foreign exchange facility allowed for the purchase of currency contracts which were used primarily to hedge our foreign currency exposure. The amount of allowable purchases of such contracts was $9.0 million. At December 31, 2006, net foreign exchange forward contracts outstanding amounted to $5.7 million, which reduced the amount available under the line of credit by $570,000. As a result, at December 31, 2006, the unused line of credit was approximately $0.5 million with Comerica Bank.

The loan facilities with Comerica described above were secured by all of the Company’s assets, excluding its intellectual property and were subject to certain covenants including several liquidity, debt coverage and minimum equity ratios.

At December 31, 2006, the Company was not in compliance with two financial covenants under the financing arrangement with Comerica related to maintaining a minimum tangible net worth and not incurring more than two consecutive quarterly net losses. On February 22, 2007, the Company amended its financing arrangements with Comerica, which decreased its letter of credit sub limit to $1.8 million, decreased its foreign exchange facility limit from $9.0 million to $7.2 million and extended the expiration date to May 15, 2007.

On February 26, 2007, Spy Optic, Inc. entered into a Loan and Security Agreement (“Loan Agreement”) with BFI Business Finance (“BFI”) with a maximum borrowing capacity of $5,000,000. Actual borrowing availability under the Loan Agreement is based on eligible trade receivable and inventory levels of Spy Optic Inc. and is guaranteed by Orange 21 Inc. Loans extended pursuant to the Loan Agreement will bear interest at a rate per annum of 2.5% above the higher of (i) the prime rate as reported in the western edition of the Wall Street Journal from time to time or (ii) 8% with a minimum monthly interest charge of $2,000. The Company granted BFI a security interest in all of Spy Optic, Inc.’s assets as security for its obligations under the Agreement, except for its copyrights, patents, trademarks, servicemarks and related applications.

The Loan Agreement imposes certain covenants on Spy Optic, Inc., including, but not limited to, covenants requiring the Company to provide certain periodic reports to BFI, inform BFI of certain changes in the business, refrain from incurring additional debt in excess of $100,000 and refrain from paying dividends. Spy Optic, Inc. also established a bank account in BFI’s name into which collections on accounts receivable and other collateral are deposited (the “Collateral Account”). Pursuant to the deposit control account agreement between Spy Optic, Inc. and BFI with respect to the Collateral Account, BFI is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to Spy Optic, Inc. any amounts remaining after payment of all amounts due under the Loan Agreement. To secure its obligations under the guaranty, Orange 21 Inc. granted BFI a blanket security interest in all of its assets, except for its stock in Spy Optic, Inc., which it has covenanted not to pledge to any other person or entity.

The Company received a loan in the amount of $650,000 upon the execution of the Loan Agreement. These proceeds were used to fully collateralize Comerica Bank for the letter of credit issued by Comerica on behalf of Orange 21 Inc. and LEM to San Paolo IMI in the amount of 1.2 million Euros.

At December 31, 2006, the Company also had a 2.2 million Euro line of credit in Italy with San Paolo IMI for LEM, which expires on September 30, 2007. This debt is normally negotiated on a yearly basis and thus in February 2007, the line of credit was extended to August 31, 2008. Borrowing availability is based on eligible accounts receivable and export orders received at LEM. At December 31, 2006, there was approximately 0.7 million Euro available under this line of credit. Lines of credit amounted to $2,976,000 at December 31, 2006 and bear an interest rate ranging from 4.0% to 4.85%.

7.	Notes Payable

The Company had a term loan with Comerica which was paid in full in June 2005.

Notes payables related to debt assumed by the Company as a result of its acquisition of LEM on January 16, 2006 consist of the following at December 31, 2006:

(Thousands)
Unsecured San Paolo IMI debt (“bridge loan”), EURIBOR interest plus spread at 4.65%, due on December 22, 2006	$891
Unsecured long-term debt, EURIBOR interest plus spread at 3.85% payable in half year installments due from December 2005 to December 2010	188
Unsecured long-term debt, fixed interest rate at 0.5% payable in half year installments due from December 2005 to December 2010	79

1,158
Less current portion	(954)

Notes payable, less current portion	$204

In February 2007 the unsecured San Paolo IMI bridge loan was converted into a long-term loan bearing interest at Eurobor plus 1% for an amount of 600,000 Euros due in monthly installments to be paid from March 2007 through February 2011.

In May 2006, the Company entered into a note to finance a software purchase. Interest on the note is at 4.55% and is secured by the software. Monthly payments of approximately $15,000 including interest for

36 months are due through August 2009. In September 2006, the Company entered into a second note to finance an additional software purchase. Interest on the note is at 7.45% and is secured by the software. Monthly payments of approximately $4,200 including interest for 42 months are due through March 2010. Amounts outstanding under these two notes related to software purchase at December 31, 2006 consist of the following:

(Thousands)
Notes payable	$576
Less current portion	(187)

Notes payable, less current portion	$389

Future minimum payments under long-term debt agreements are as follows:

Year ended December 31,	(Thousands)
2007	$1,141
2008	281
2009	229
2010	83

Total	$1,734

8.	Stockholder’s Equity

Common Stock

During December 2006, options with respect to 6,250 shares of common stock held by one individual were exercised at a price of $3.20 per share, resulting in the issuance of 6,250 share of common stock for aggregate proceeds of approximately $20,000.

During 2006, an aggregate of 10,000 shares of common stock were issued to four members of the Company’s Board of Directors.

During 2005, options with respect to 73,096 shares of common stock, held by 5 individuals, were exercised at prices between $1.60 and $3.20 per share, resulting in the issuance of 73,096 shares of common stock for aggregate proceeds of approximately $209,000.

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

As part of the offering, the Company’s underwriters received warrants exercisable for up to 147,000 shares of common stock at an exercise price of $10.50 per share. The warrants vested in December 2005 and expire in December 2009.

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

During May and June 2004, the Company sold an aggregate of 358,438 shares of common stock for total net proceeds of approximately $1,706,000.

Shares Reserved

The Company had 100,000,000 authorized shares of common stock at December 31, 2006. The table below outlines common shares reserved for future issuance:

(Thousands)
Total Authorized Shares	100,000
Common shares issued	(8,100)
Shares reserved for future issuance:
Stock options outstanding	(805)
Restricted stock awards	(110)
Warrants	(147)

Remaining Authorized Shares	90,838

9.	Share-Based Compensation

In December 2004, the Board of Directors of the Company adopted, and the stockholders of the Company approved, the 2004 Stock Incentive Plan (the “Plan”). The Plan provides for the grant of incentive stock options to employees only, and restricted stock, stock units, nonqualified options or SARS to employees, consultants and outside directors. The Plan is administered by the Compensation Committee who determines the vesting period, exercise price and other details for each award.

Prior to the adoption of the 2004 Stock Incentive Plan, the Company had periodically granted nonqualified common stock options to certain employees and officers of the Company. These stock options generally vest ratably over a five-year period and expire ratably five years after each vesting date. Generally, the exercise price of all stock options granted equaled the fair value of the Company’s common stock on the date of grant, which resulted in no compensation expense when the stock options were issued.

Stock Option Activity

A summary of stock option activity is as follows:

	Shares	Weighted -Average Exercise Price	Weight -Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(thousands)
Options oustanding at December 31, 2003	505,909	$3.04
Granted (weighted-average fair value of $3.40)	568,437	8.27
Exercised	(184,375)	1.95

Options outstanding at December 31, 2004	889,971	6.58
Granted (weighted-average fair value of $3.22)	270,000	6.10
Exercised	(73,096)	2.86
Forfeited	(66,251)	7.02

Options outstanding at December 31, 2005	1,020,624	6.69
Granted (weighted-average fair value of $2.88)	60,000	5.00
Exercised	(6,250)	3.20		$10

Forfeited	(269,686)	6.54

Options outstanding at December 31, 2006	804,688	6.64	6.82	$222

Options exercisable at December 31, 2006	705,762	$6.87	6.79	$216

Intrinsic value is defined as the difference between the relevant current market value of the common stock and the grant price for options with exercise prices less than the market values on such dates. During the years ended December 31, 2006, 2005 and 2004, the Company received approximately $20,000, $209,000 and $360,000, respectively, in cash proceeds from the exercise of stock options. The actual tax benefit realized from these exercises was $4,000, $59,000 and $99,000, respectively, and was included in additional paid in capital in the statement of stockholder’s equity for all periods presented and in the financing activities of the statement of cash flows beginning in the year ended December 31, 2006.

Information regarding stock options outstanding as of December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
	Shares	Weighted- Average Exercise Price	Weight- Average Remaining Contractual Term (years)
Price Range				Shares	Weighted- Average Exercise Price
$ 1.60	31,250	$1.60	5.0	31,250	$1.60
$ 3.20	57,813	$3.20	3.6	57,813	$3.20
$ 4.80 - $4.99	165,625	$4.83	3.5	96,699	$4.81
$ 5.11	30,000	$5.11	9.4	—	$5.11
$ 5.95 - $6.12	150,000	$6.10	8.6	150,000	$6.10
$ 8.75	370,000	$8.75	8.0	370,000	$8.75

Total	804,688	$6.64	6.82	705,762	$6.87

Restricted stock awards

The Company periodically issues restricted stock awards to certain key employees subject to certain vesting requirements based on future service. During June 2006, the Company issued awards for an aggregate of 97,500 shares of restricted common stock, of which 24,375 shares vest after one year and the remaining 73,125 shares vest monthly over the following three years in equal increments. During October 2006, the Company issued one award of 20,000 shares of restricted common stock, of which 5,000 shares vest after one year and the remaining 15,000 shares vest monthly over the following three years.

A summary of the status of the Company’s restricted stock awards issued for the year ended December 31, 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2005	—	$—
Granted	117,500	4.99
Forfeited	(7,500)	5.01

Non-vested at December 31, 2006	110,000	$4.99

Adoption of SFAS No. 123(R)

On January 1, 2006, the Company adopted SFAS No. 123(R) “Share-Based Payments” (“SFAS No. 123(R)”), which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which the employee is required to provide service in exchange for the award—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123(R) eliminates the use of APB Opinion 25 and the option for pro forma disclosure in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

SFAS No. 123(R) permits public companies to adopt its requirements using one of the two following methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date based on both (a) the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; and (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate prior periods based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (a) for all prior periods presented or (b) prior interim periods of the year of adoption. The Company adopted SFAS No. 123(R) using the modified-prospective method and therefore prior periods are not restated.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a cash flow from financing activities, rather than a cash flow from operating activities as required under previous guidance. This requirement may reduce operating cash flows and increase net financing cash flows in periods after adoption. The adoption of SFAS No. 123(R) did not have a material impact on the Company’s cash flows during the year ended December 31, 2006.

The Company recognized the following share-based compensation expense during the year ended December 31, 2006 (thousands, except per share amounts):

Stock options
General and administrative expense	$103
Restricted stock
General and administrative expense	36
Selling and marketing	16
Research and development	6
Stock award grants to board of directors
General and administrative expense	51

Total	212
Income tax benefit	(72)

Stock-based compensation expense, net of taxes	140

Effect of stock-based compensation on net income per share:
Basic	(0.02)
Diluted	(0.02)

The following table summarizes the approximate unrecognized compensation cost for the share-based compensation awards and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Expense	Weighted Average Remaining Years
	(Thousands)
Stock options	$146	2.7
Restricted stock	491	2.9

Total	$637

Prior to the adoption of SFAS No. 123(R), the Company measured compensation cost for its share-based compensation plans using the intrinsic value method prescribed by APB Opinion 25 and related interpretations and provided pro forma net income (loss) and pro forma net income (loss) per share disclosures for stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. Compensation cost for stock options issued was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

	Years Ended December 31,
	2005	2004
	(Thousands, except per share figures)
Net income (loss) as reported	$(1,708)	$807
Add: Stock-based compensation expense, as reported	—	203
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards	(735)	(2,302)

Pro forma net income (loss)	$(2,443)	$(1,292)

Basic net income (loss) per share:
As reported	$(0.21)	$0.17
Pro forma	$(0.30)	$(0.28)
Diluted net income (loss) per share:
As reported	$(0.21)	$0.16
Pro forma	$(0.30)	$(0.28)

On December 13, 2004, stock options for a total of 500,000 shares of the Company’s common stock were granted to certain employees, officers and Directors under the 2004 Stock Incentive Plan. The stock options were fully vested upon grant and expire in 10 years from the date of grant. The per share exercise price of the stock options was $8.75 which equaled the fair value of the common stock on the date of grant. As a result there was no compensation expense upon issuance of the stock options.

Determining Fair Value under SFAS No. 123(R)

Valuation and Amortization Method.    Consistent with the valuation method used for the disclosure only provisions of SFAS No. 123, the Company is using the Black-Scholes option-pricing valuation model (single option approach) to calculate the fair value of stock option grants. For options with graded vesting, the option grant is treated as a single award and compensation cost is recognized on a straight-line basis over the vesting period of the entire award.

Expected Term.    The expected term of options granted represents the period of time that the option is expected to be outstanding. The Company estimates the expected term of the option grants based on historical exercise patterns that are believed to be representative of future behavior as well as other various factors.

Expected Volatility.    The Company estimates its volatility using its historical share price performance over the expected life of the options, which management believes is materially indicative of expectations about expected future volatility.

Risk-Free Interest Rate.    The Company uses risk-free interest rates in the Black-Scholes option valuation model that are based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options.

Dividend Rate.    The Company has not paid dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Therefore, the Company uses an expected dividend yield of zero.

Forfeitures.    SFAS No. 123(R) requires companies to estimate forfeitures at the time of grant and revise those estimates in subsequent reporting periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to the date of adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred. The impact of the adoption of SFAS No. 123(R) related to forfeitures was not material to the Company’s financial statements.

The following weighted average assumptions were used to estimate the fair value of options granted during the years ended December 31, 2006, 2005 and 2004:

	Year ended December 31
	2006	2005	2004
Expected volatility	59.2%	64.0%	50.0%
Risk-free interest rate	5.0%	3.8%	3.0%
Expectation term (in years)	5.3	5.0	5.0
Dividend yield	—	—	—

10.	Income Taxes

Income tax expense (benefit) attributed to income from operations consists of:

	Year Ended December 31,
	2006	2005	2004
	(Thousands)
Current
Federal	$(552)	$172	$629
State	(22)	16	193
Foreign	137	92	165

Total	(437)	280	987
Deferred
Federal	(1,591)	(432)	9
State	(601)	(84)	(62)
Foreign	300	—	—

Total	(1,892)	(516)	(53)

Income tax provision	$(2,329)	$(236)	$934

The components that comprise deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
	(Thousands)
Deferred tax assets:
NOL carryforwards	$1,660	$—
Allowance for doubtful accounts	205	137
Compensation and vacation accrual	91	143
Accrued professional fees	73	55
Reserve for returns and allowances	625	469
Unrealized foreign currency loss	208	172
Inventory reserve	879	522
Net foreign deferred tax asset	2,447	632
Non-cash compensation	82	85
Depreciation and amortization	—	37
Benefit of state tax items	1	15
Tax credits	—	4

Gross deferred tax assets	6,271	2,271
Deferred tax liabilities:
Depreciation and amortization	(164)	—
Unrealized foreign currency loss	(258)	—

Net deferred tax asset before valuation allowance	5,849	2,271
Valuation allowance	(2,747)	(632)

Net deferred tax asset	$3,102	$1,639

The reconciliation of computed “expected” income taxes to effective income tax expense by applying the federal statutory rate of 34% is as follows:

Year Ending December 31,	2006	2005	2004
	(Thousands)
Computed “expected” tax expense	$(3,134)	$(682)	$592
State taxes, net of federal benefit	(538)	(117)	102
Foreign tax expense	437	92	164
Foreign subsidiary (income) loss	794	423	106
Meals and entertainment	37	29	16
Other, net	75	19	(46)

	$(2,329)	$(236)	$934

The change in the valuation allowance for the years ended December 31, 2006, 2005 and 2004 was an increase of $2,115,000, an increase of $254,000 and an increase of $283,000, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the deferred tax assets, net of the valuation allowance, will be realized. Accordingly, the Company has recorded no valuation allowance for its U.S. operations at December 31, 2006 and 2005. The Company has recorded a $1,107,000 and $632,000 valuation allowance for its wholly owned subsidiary, Spy Optic, S.r.l. at December 31, 2006 and 2005, respectively. At December 31, 2006, the Company has recorded a $1,640,000 valuation allowance for its wholly owned subsidiary, LEM.

11.	Employee Benefit Plans

In 1998, the Company adopted the Spy Optic 401(k) Plan, or the “Plan.” The Plan covers all employees who meet the eligibility requirements of a minimum of 270 hours of service and 18 years of age. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under the provisions of the Plan, eligible participants may contribute up to 15% of their annual compensation, not to exceed the maximum legal deferral. The Company is not required to contribute to the Plan and made no contributions to the Plan during the years ended December 31, 2006, 2005 and 2004.

12.	Related Party Transactions

Customer Sales

No Fear, Inc., a stockholder, owns retail stores that purchase products from the Company. Aggregated sales to these stores during 2006, 2005 and 2004 were approximately $795,000, $1,025,000 and $927,000, respectively. Accounts receivable due from these stores amounted to $222,000 and $502,000 at December 31, 2006 and 2005, respectively. In July 2004, the Company converted the entire balance of amounts due from No Fear, Inc. along with a $400,000 loan into an interest bearing note receivable of approximately $1,605,000. The note had a maturity date of December 31, 2005, and was personally guaranteed by three of the Company’s stockholders, one of whom is also one of the Company’s directors. As part of the Company’s initial public offering, No Fear sold shares in the Company and used the proceeds to repay the note plus accrued interest.

Stockholders of the Company, other than No Fear, own retail stores and distribution companies that purchase products from the Company. Aggregated sales to these stores during the years ended December 31, 2006, 2005 and 2004 were approximately $946,000, $1,126,000 and $910,000, respectively. Accounts receivable due from these entities amounted to approximately $440,000 and $522,000 at December 31, 2006 and 2005, respectively.

Polinelli S.r.l., a stockholder of which is a member of the Board of Directors and a former shareholder of the Company’s wholly owned subsidiary LEM, purchases products from the Company. Aggregated sales to Polinelli S.r.l., during the year ended December 31, 2006 were $955,000. Accounts receivable due from Polinelli S.r.l., amounted to $341,000 at December 31, 2006.

Design Services

The Company has a product design services agreement with Jerome Mage, through his business Mage Design LLC, for the design and development of our eyewear, apparel and accessory product lines. Mage Design LLC is also a stockholder. The total amount expensed related to these services during the years ended December 31, 2006, 2005 and 2004 were approximately $410,000, $384,000 and $117,000, respectively

Loan

During May and June 2004, the Company loaned $400,000 to No Fear, which was recorded as “Due from related party.” Effective July 1, 2004, the Company converted the entire balance of the loan into a promissory note that was personally guaranteed by three of the Company’s stockholders, one of whom is also one of the Company’s directors. The note was paid in full on December 14, 2004. See a description of the note under “Customer Sales” above.

Contract Services

In August 2004, the Company began operating No Fear’s web site on its behalf. In December 2004, the Company signed an agreement with No Fear to develop and maintain their web site. In May 2005, the Company and No Fear mutually agreed to terminate this agreement effective June 30, 2005. Products sold on the site include No Fear and Spy Optic branded products. Under the agreement, the Company was responsible for products purchased from No Fear to fulfill orders, including shipping and insurance costs, and all web site development, hosting and maintenance costs. The Company also paid No Fear a royalty of 5% on net sales. For the years ended December 31, 2005 and 2004, the Company purchased approximately $31,000 and $28,000 respectively, of products from No Fear to fulfill web site orders. For the years ended December 31, 2005 and 2004, the operating loss on this agreement was approximately $41,000 and $32,000 and, respectively, excluding other accounting and administrative costs incurred by the Company in managing the website.

In January 2004, the Company and No Fear signed an agreement with Crown Athlete Management Group, Inc. (“Crown”) to provide athlete management services. As part of the agreement, the Company and No Fear each purchased a 26% interest in Crown. In addition, the Company and No Fear each agreed to loan Crown $125,000 to be advanced in increments of $7,500 per month ($15,000 total), until the aggregate loan equaled $250,000. The loan was non-interest bearing up to the note’s maturity date of December 31, 2006, but was convertible into equity of Crown at a 10% discount. In August 2004, the Company and No Fear executed a buy-out agreement with Crown. As part of the agreement, the Company assigned its rights to receive payment of amounts previously loaned of $67,500 to No Fear plus a gain on the transaction of approximately $20,000. In addition, the Company loaned No Fear $10,500, which represented the first installment on the remaining debt outstanding that No Fear had with Crown. Separately, No Fear signed a note receivable for the rights assigned of $87,500, plus the amount loaned of $10,500, totaling $98,000. The interest rate on the note was at prime plus 2%. The note plus accrued interest was repaid upon the close of our initial public offering in December 2004.

13.	Commitments and Contingencies

Operating Leases

The Company leases its principal administrative and distribution facilities in Carlsbad, California and a warehouse facility in Varese, Italy, which is used primarily for international sales and distribution. LEM leases four buildings in Italy that are used for office space, warehousing and manufacturing. In addition, the Company utilizes some third party warehousing in both the United States and Europe. The Company also leases certain computer equipment, vehicles and temporary housing in Italy. Rent expense was approximately $553,000, $375,000 and $267,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Year Ending December 31,	(Thousands)
2007	$944
2008	261
2009	195
2010	113
2011	51
Thereafter	52

Total	$1,616

Capital Leases

Future minimum lease payments under capital leases are as follows:

Year Ending December 31,	(Thousands)
2007	$410
2008	283
2009	197
2010	172
2011	144

Total minimum lease payments	1,206
Amount representing interest	(149)

Present value of minimum lease payments	1,057
Less current portion	(410)

Long-term portion	$647

The cost of buildings and improvements and machinery under capital lease at year-end totaled $1,219,000 and $1,116,000, respectively. The amount of accumulated depreciation at December 31, 2006 was approximately $315,000. The net basis of machinery under capital lease obligations totaled approximately $142,000 during the year ended December 31, 2005. Amortization of assets held under capital leases is included in depreciation expense.

Athlete Contracts

The Company has entered into endorsement contracts with athletes to actively wear and endorse the Company’s products. These contracts are based on minimum annual payments and may include additional performance-based incentives and/or product-specific sales incentives.

The minimum annual contracted payments are as follows:

Year Ending December 31,	(Thousands)
2007	$623
2008	234
2009	104

Total	$961

Product Design

The Company has entered into an agreement with its primary product designer, Jerome Mage, through his business Mage Design LLC, for the design and development of its eyewear, apparel and accessory product lines. Mr. Mage has agreed to provide his services to the Company as an independent consultant through December 31, 2008, and to be bound by confidentiality obligations. Mr. Mage has also agreed not to provide design services to any entity that is engaged principally in the business of designing, manufacturing or selling sunglasses, goggles or other optical products during the term of the agreement. Mr. Mage has developed products primarily for the Spy Optic brand. Under the agreement, Mr. Mage assigns all ideas, inventions and other intellectual property rights created or developed on the Company’s behalf during the term of the agreement to the Company. The agreement may be terminated by either party if the other party defaults or breaches a material provision of the agreement and has monthly minimum payments due.

The minimum annual contracted payments are as follows:

Year Ending December 31,	(Thousands)
2007	$356
2008	391

Total	$747

Litigation

Oakley

On March 7, 2005, Oakley, Inc., a major competitor of the Company, filed a lawsuit alleging patent, trade dress and trademark infringement, unfair competition, and false designation of origin. The lawsuit specifically identified three of the Company’s product styles which accounted for 4% and 5% of the Company’s total sales, excluding sales related to LEM, for the years ended December 31, 2006 and 2005, respectively. On February 26, 2007, the Company entered into a Settlement Agreement and Release with Oakley with respect to this action. Pursuant to the terms of the Settlement Agreement, in exchange for Oakley’s agreement to release all claims, known or unknown, related to or arising out of this action and to dismiss this action, the Company and Spy Optic, Inc. will release all of their claims, known or unknown, related to or arising out of this action and (i) sell all of their remaining inventory of e Eyewear product to Oakley for $1.00; (ii) cease all further manufacture and sale of e Eyewear products; (iii) refrain from making, offering or selling any eyeglasses bearing any marks having the letter “e” or “E” itself or as a commercially discrete component of the mark or having the mark “E Eyewear” or any confusingly similar variation thereof; (iv) abandon all existing trademark applications worldwide for marks related to sunglasses, eyeglasses or related products having the letter “e” or “E” itself or as a commercially discrete component of the mark or having the mark “E Eyewear” or any confusingly similar variation thereof; (v) cease all manufacturing of their Espada and Meteor sunglasses, provided that the Company and Spy Optic, Inc. shall have 180 days from the date of the Settlement Agreement to sell any remaining inventory of Espada and Meteor products; and (vi) refrain from opposing certain of Oakley’s trademark applications. Under the Settlement Agreement, this action was dismissed in March 2007.

Securities Class Action

The Company, its directors and certain of its officers were named as defendants in two stockholder lawsuits filed in the United States District Court for the Southern District of California. A consolidated complaint, filed October 11, 2005, sought unspecified damages on behalf of an alleged class of persons who purchased the Company’s common stock pursuant to the registration statement filed in connection with the Company’s initial public offering of stock on December 14, 2004. The complaint alleged that the Company and its officers and directors violated federal securities laws by failing to disclose in the registration statement material information about plans to make a distribution change in its European operations, the Company’s dealings with one of its customers and whether certain of the Company’s products infringe on the intellectual property rights of Oakley, Inc. The Company filed a motion to dismiss the complaint which the court granted on March 29, 2006. The court allowed plaintiffs to file an amended complaint only with respect to their claim about the European distribution change only. The plaintiffs filed an amended complaint on April 7, 2006. On May 7, 2006, the Company filed a motion to dismiss that amended complaint. On January 16, 2007, the Company announced that it had reached an agreement to settle this action, subject to court approval. Under the proposed settlement, $1.4 million will be paid to the class of plaintiffs and for plaintiffs’ attorneys’ fees from proceeds of the Company’s directors’ and officers’ insurance. No amounts will be paid by the Company. The proposed settlement remains subject to court approval.

Derivative Action

In December 2005, two stockholders filed derivative lawsuits in state court in San Diego, purportedly on the Company’s behalf, against eight of the Company’s current or former directors and officers and against one of the Company’s stockholders, No Fear. A consolidated amended complaint was filed in March 2006 alleging that the defendants breached their fiduciary duties and injured the Company by allowing the Company to issue a misleading registration statement and prospectus in connection with the Company’s December 2004 initial public offering and alleging that No Fear sold the Company’s stock while having knowledge of material, non-public information. The derivative plaintiffs sought compensatory damages, disgorgement of profits, treble damages and other relief. On May 4, 2006, the Court granted the defendants’ demurrer and dismissed the consolidated complaint, with leave to file an amended complaint. An amended complaint was filed on May 25, 2006, and on June 29, 2006 the defendants filed their demurrer to that amended complaint. On January 16, 2007, the Company announced that it had reached an agreement to settle this action, subject to court approval. Under the proposed settlement, No Fear and the insurer for the officer and director defendants have agreed to pay plaintiffs’ attorneys’ fees. In addition, the Company has agreed to continue adherence to a set of corporate governance guidelines. No amounts will be paid by the Company. The proposed settlement was approved by court in March 2007.

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

Customer

For the years ended December 31, 2006, 2005 and 2004, the Company had no sales to third party customers that accounted for 10% or more of total net sales.

Supplier

The Company relies primarily on LEM for the supply of its eyewear products. Total purchases from this supplier amounted to approximately $9,669,000 and $8,276,000 for the years ended December 31, 2005 and 2004, respectively, and represented approximately 58% of the total eyewear related purchases during both of these years. To mitigate the impact of a potential loss of this source of supply, the Company completed its acquisition of LEM in January 2006. During the year ended December 31, 2006, there were no purchases from third party suppliers that accounted for 10% or more of the Company’s total purchases.

15.	Operating Segments and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company designs, produces and distributes sunglasses, snow and motocross goggles, and branded apparel and accessories for the action sports and lifestyle markets. In January 2006, the Company acquired its primary manufacturer LEM located in Italy. LEM continues to manufacture products for non-competing brands in addition to most of the Company’s sunglass products. Results for LEM reflect operations of this manufacturer after elimination of intercompany transactions. The Company operates in two business segments, distribution and manufacturing.

Information related to the Company’s operating segments as of or for the years ended December 31, is as follows:

	2006	2005	2004
	(Thousands)
Net sales:
Distribution	$37,876	$38,568	$33,563
Manufacturing	4,530	—	—
Intersegment	9,619	—	—
Eliminations	(9,619)	—	—

Total	$42,406	$38,568	$33,563

Operating income (loss):
Distribution	$(8,639)	$(2,367)	$1,576
Manufacturing	(519)	—	—

Total	$(9,158)	$(2,367)	$1,576

Net income (loss)
Distribution	$(6,118)	$(1,708)	$807
Manufacturing	(1,134)	—	—

Total	$(7,252)	$(1,708)	$807

Identifiable assets:
Distribution	$35,081	$38,257	$37,524
Manufacturing	10,625	—	—

Total	$45,706	$38,257	$37,524

The Company markets its products domestically and internationally, with its principal international market being Europe. Revenue is attributed to the location from which the product was shipped. Identifiable assets are based on location of domicile. There were no significant transfers between geographic areas during the years ended December 31, 2005 and 2004. The information presented below is as of or for the years ended December 31.

	U.S. and Canada	Europe and Asia Pacific	Consolidated	Intersegment

	2006			2006
		(Thousands)		(Thousands)
Net sales	$32,750	$9,656	$42,406	$9,619
Operating loss	(7,289)	(1,869)	(9,158)
Net loss	(4,457)	(2,795)	(7,252)
Identifiable assets	32,584	13,122	45,706

	2005
Net sales	$33,405	$5,163	$38,568
Operating loss	(1,197)	(1,170)	(2,367)
Net loss	(175)	(1,533)	(1,708)
Identifiable assets	32,412	5,845	38,257

	2004
Net sales	$28,262	$5,301	$33,563
Operating income (loss)	2,354	(778)	1,576
Net income (loss)	1,238	(431)	807
Identifiable assets	32,650	4,874	37,524

16.	Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Thousands, except per share data)
Year ended December 31, 2006:
Net sales	$9,382	$10,271	$11,379	$11,374
Gross profit	4,515	5,510	5,521	1,921
Loss before provision (benefit) for income taxes	(1,941)	(1,176)	(1,027)	(5,437)
Net income (loss)	(1,734)	(758)	(778)	(3,982)
Basic net loss per share	$(0.21)	$(0.09)	$(0.10)	$(0.49)
Diluted net loss per share	$(0.21)	$(0.09)	$(0.10)	$(0.49)

Year ended December 31, 2005:
Net sales	$8,472	$10,416	$10,820	$8,860
Gross profit	4,075	5,629	5,509	3,670
Income (loss) before provision for income taxes	(594)	659	439	(2,448)
Net income (loss)	(495)	362	192	(1,767)
Basic net income (loss) per share	$0.06	$0.05	$0.02	$(0.22)
Diluted net income (loss) per share	$0.06	$0.04	$0.02	$(0.22)

17.	Business Acquisitions

On January 16, 2006, the Company completed the acquisition of its primary manufacturer LEM. The total purchase price for LEM was 3.5 million Euros or $4.2 million in cash, plus a two year earn-out based on LEM’s future sales. Under the terms of the earn-out, the Company is obligated to make quarterly payments based on unit sales, up to a maximum of 1.4 million Euros, through December 31, 2007 of which the Company had paid 534,000 Euro or $676,000 as of December 31, 2006. It is considered probable that the maximum amount of additional consideration will be earned. Accordingly, the entire amount has been included in the preliminary purchase price allocation below. The acquisition of LEM has allowed the Company to control its primary manufacturer.

The acquisition was accounted for under the purchase method of accounting; and, accordingly, the purchased assets and liabilities assumed were recorded at their estimated fair values at the date of the acquisition. The following table summarizes the total purchase price, estimated fair values of the assets acquired and liabilities assumed.

(Thousands)
Cash	$4,159
Deferred purchase price	1,696
Acquisition costs	240

Total purchase price	$6,095

Cash acquired	$—
Accounts receivable	611
Inventories	1,939
Prepaid expense and other current assets	341
Fixed assets	3,146
Other assets	70
Intangible assets	217
Goodwill	7,963

Total assets acquired	14,287
Line of credit	1,143
Notes payable	1,406
Capital leases	1,367
Accounts payable	2,592
Other liabilities	1,684

Net assets acquired	$6,095

Assuming the LEM acquisition had occurred as of January 1, 2005, consolidated net sales would have been approximately $40,928,000 for the year ended December 31, 2005. The net loss would have been approximately $3,001,000 and the basic and diluted net loss per share would have been $0.37. If the results of LEM from January 1, 2006 through January 15, 2006 had been included in the Company’s results for the year ended December 31, 2006, the amounts would not have had a significant difference to consolidated net sales, net loss or net loss per share.

18.	Subsequent Events

On February 26, 2007, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with BFI Business Finance (“BFI”) with a maximum borrowing capacity of $5,000,000. Actual borrowing availability under the Loan Agreement is based on eligible trade receivable and inventory levels of Spy Optic, Inc. and is guaranteed by Orange 21 Inc. Loans extended pursuant to the Loan Agreement will bear interest at a rate per annum of 2.5% above the higher of (i) the prime rate as reported in the western edition of the Wall Street Journal from time to time or (ii) 8% with a minimum monthly interest charge of $2,000. The Company granted BFI a security interest in all of Spy Optic, Inc.’s assets as security for its obligations under the Agreement, except for its copyrights, patents, trademarks, servicemarks and related applications. The Loan Agreement imposes certain covenants on Spy Optic, Inc., including, but not limited to, covenants requiring it to provide certain periodic reports to BFI, inform BFI of certain changes in the business, refrain from incurring additional debt in excess of $100,000 and refrain from paying dividends. The Company received a loan in the amount of $650,000 upon the execution of the Agreement. These proceeds were used to fully collateralize Comerica Bank for the letter of credit issued by Comerica on behalf of Orange 21 Inc. and LEM to San Paolo IMI in the amount of 1.2 million Euros.

Orange 21 Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

For the Years Ended December 31, 2006, 2005 and 2004

	Balance at Beginning of Year	Charges to Expense/Against Revenue	Write-Offs, Disposals, Costs and Other	Balance at End of Year
	(Thousands)
Allowance for doubtful accounts:
Year ended December 31, 2006	$505	$607	$(265)	$847
Year ended December 31, 2005	$568	$137	$(200)	$505
Year ended December 31, 2004	$499	$300	$(231)	$568

Allowance for sales returns:
Year ended December 31, 2006	$1,986	$4,246	$(4,200)	$2,032
Year ended December 31, 2005	$1,190	$4,134	$(3,338)	$1,986
Year ended December 31, 2004	$759	$3,524	$(3,093)	$1,190

Allowance for inventory reserve:
Year ended December 31, 2006	$2,183	$2,980	$(1,486)	$3,677
Year ended December 31, 2005	$1,109	$1,506	$(432)	$2,183
Year ended December 31, 2004	$705	$973	$(569)	$1,109

Note:	Additions to the allowance for doubtful accounts are charged to bad debt expense. Additions to the allowance for sales returns are charged against revenues. Additions to the allowance for inventory reserve are charged against cost of goods sold.

All other schedules have been omitted because they are either inapplicable or the required information has been provided in the Consolidated Financial Statements or the Notes thereto.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the foregoing evaluation, our principal executive officer and our principal financial officer concluded that as of December 31, 2006 our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Documents Incorporated by Reference

In response to Part III, Items 10, 11, 12, 13 and 14, parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2006) for its annual stockholders’ meeting are incorporated by reference in this Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance

Certain information regarding our executive officers required by this item is set forth in Part I of this Annual Report under the caption “Executive Officers of the Registrant.” The remaining information required by Item 10 will be contained in, and is hereby incorporated by reference to, our Proxy Statement relating to our 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2006.

Item 11. Executive Compensation

The information required by Item 11 will be contained in, and is hereby incorporated by reference to, our Proxy Statement relating to our 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by Item 12 will be contained in, and is hereby incorporated by reference to, our Proxy Statement relating to our 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2006.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be contained in, and is hereby incorporated by reference to, our Proxy Statement relating to our 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2006.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 will be contained in, and is hereby incorporated by reference to, our Proxy Statement relating to our 2007 Annual Meeting of Stockholders.

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

Exhibits

Exhibit Number	Description of Document

3.2	Restated Certificate of Incorporation (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

3.4	Amended and Restated Bylaws (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

4.1	Form of Common Stock Certificate (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

4.2	Common Stock Purchase Warrant to Purchase 142,000 shares of Common Stock of Orange 21 Inc. issued to Roth Capital Partners, LLC dated June 22, 2005 (incorporated by reference to Form 10-Q filed August 11, 2005)

4.3	Common Stock Purchase Warrant to Purchase 5,000 shares of Common Stock of Orange 21 Inc. issued to Dana Mackie dated June 22, 2005 (incorporated by reference to Form 10-Q filed August 11, 2005)

10.1+	Form of Indemnification Agreement between Orange 21 Inc. and its officers and directors (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

10.2+	2004 Stock Incentive Plan (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

10.3+	Form of Stock Option Agreement under the 2004 Stock Incentive Plan (incorporated by reference to Form 10-Q filed November 14, 2005)

10.17	Preliminary Commercial Lease Contract by and among Giudici Stefano, Giudici Sandro and Spy Optic, S.r.l. dated March 4, 2003 (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

10.18	Commercial Lease Agreement by and between Orange 21 Inc. and The Levine Family Trust dated May 31, 2005 (incorporated by reference to Form 10-Q filed August 11, 2005)

10.21	Premium Dealer Agreement by and between Orange 21 Inc. as successor and No Fear, Inc. dated September 9, 2004 (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

10.22	Corporate Services Agreement by and between Orange 21 Inc. and No Fear, Inc. dated October 1, 2004 (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

10.23	Limited Exclusive Supply Agreement by and between Orange 21 Inc. and LEM S.r.l. dated November 19, 2004 (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

10.24**	Quota Purchase Agreement by and between Orange 21 Inc., Riccardo Polinelli and Raffaella Ghiringhelli dated October 17, 2005 (incorporated by reference to Form 8-K filed October 21, 2005)

10.25+	Form of Executive Employment Agreement entered into by and between Orange 21 Inc. and certain executive officers (incorporated by reference to Form 8-K filed February 10, 2006)

10.27+	Executive Employment Agreement by and between Orange 21 Inc. and Jerry Kohlscheen dated March 1, 2006 (incorporated by reference to Form 8-K filed March 7, 2006)

10.29	Addendum, dated January 30, 2006, to Commercial Lease Agreement dated May 31, 2005 by and between the Levine Family Trust as Lessor and Orange 21 Inc. as Lessee (incorporated by reference to Form 10-K filed April 17, 2006)

10.30	Letter from Comerica Bank to Orange 21 Inc. dated March 27, 2006 (incorporated by reference to Form 10-K filed April 17, 2006)

10.33+	Form of Notice of Restricted Share Award and Restricted Share Agreement dated June 13, 2006 among Orange 21 Inc. and the individuals listed on Schedule A thereto (incorporated by reference to Form 10-Q filed August 14, 2006)

10.34	Master Loan and Security Agreement dated May 23, 2006 among Orange 21 Inc. and De Lage Landen Financial Services, Inc. (incorporated by reference to Form 10-Q filed August 14, 2006)

10.35	Loan Supplement dated May 23, 2006 among Orange 21 Inc. and De Lage Landen Financial Services, Inc. (incorporated by reference to Form 10-Q filed August 14, 2006)

10.36	Promissory Note dated May 23, 2006 among Orange 21 Inc. and De Lange Landen Financial Services, Inc.(incorporated by reference to Form 10-Q filed August 14, 2006)

10.39+	Executive Employment Agreement dated October 12, 2006 between Orange 21 Inc. and Jerry Collazo (incorporated by reference to Form 8-K filed October 16, 2006)

10.40+	Notice of Restricted Share Award and Restricted Share Agreement dated October 12, 2006 between Orange 21 Inc. and Jerry Collazo (incorporated by reference to Form 8-K filed October 16, 2006)

10.41+	Notice of Stock Option Grant and Stock Option Agreement dated October 12, 2006 between Orange 21 Inc. and Jerry Collazo (incorporated by reference to Form 8-K filed October 16, 2006)

10.42	Loan and Security Agreement entered February 26, 2007 by and between Spy Optic, Inc. and BFI Business Finance (incorporated by reference to Form 8-K filed March 2, 2007)

10.43	General Continuing Guaranty entered February 26, 2007 by and between Orange 21 Inc. and BFI Business Finance (incorporated by reference to Form 8-K filed March 2, 2007)

14.1	Code of Ethics for Senior Officers (incorporated by reference to Form 10-K filed March 31, 2005).

14.2	Code of Business Conduct (incorporated by reference to Form 10-K filed March 31, 2005)

21.1	List of subsidiaries

23.1	Consent of Mayer Hoffman McCann P.C., independent registered certified public accountants

24.1	Power of Attorney (included in signature page)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 193

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 153-14 promulgated under the Securities Exchange Act of 193

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 200

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan or arrangement.

**    Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orange 21 Inc.

Date: April 16, 2007
	By	/s/ Jerry Collazo
Jerry Collazo
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Simo and Jerry Collazo, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and each amendment hereto and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark Simo Mark Simo	Chief Executive Officer and Chairman of the Board of Directors	April 16, 2007

/s/ Jerry Collazo Jerry Collazo	Chief Financial Officer Secretary and Treasurer	April 16, 2007

/s/ John Pound John Pound	Co Chairman of the Board of Directors	April 16, 2007

/s/ Harry Casari Harry Casari	Director	April 16, 2007

/s/ David Mitchell David Mitchell	Director	April 16, 2007

/s/ Ted Roth Ted Roth	Director	April 16, 2007

/s/ Greg Theiss Greg Theiss	Director	April 16, 2007

/s/ Jeffrey Theodosakis Jeffrey Theodosakis	Director	April 16, 2007