Form 10-Q
period 2007-03-31
Orange 21 Inc.
filed 2007-05-21
CIK 932372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerate filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 15, 2007, there were 8,100,564 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

ORANGE 21 INC. AND SUBSIDIARIES

FORM 10-Q

ITEM 1.	FINANCIAL STATEMENTS

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands, except number of shares and per share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,230	$1,279
Restricted Cash	2,070	1,728
Short-term investments	—	500
Accounts receivable, net	8,033	10,014
Inventories, net	10,578	9,276
Prepaid expenses and other current assets	1,128	1,533
Income taxes receivable	598	606
Deferred income taxes	1,402	1,827

Total current assets	25,039	26,763
Property and equipment, net	7,873	8,042
Goodwill	8,814	8,727
Intangible assets, net of accumulated amortization of $430 and $376 at March 31, 2007 and December 31, 2006, respectively	518	530
Deferred income taxes	2,768	1,575
Other long-term assets	72	69

Total assets	$45,084	$45,706

Liabilities and Shareholders' Equity
Current liabilities
Lines of credit	$2,670	$2,976
Current portion of capital leases	382	410
Current portion of notes payable	1,023	251
Accounts payable	7,655	6,418
Accrued expenses and other liabilities	3,641	4,403
Deferred purchase price obligation	676	1,020

Total current liabilities	16,047	15,478
Notes payable, less current portion	1,142	593
Capitalized leases, less current portion	583	647
Deferred income taxes	316	300

Total liabilities	18,088	17,018
Stockholders' equity
Preferred stock: par value $0.0001; 5,000,000 authorized; none issued	—	—
Common stock: par value $0.0001; 100,000,000 shares authorized; 8,100,564 shares issued and outstanding at March 31, 2007 and December 31, 2006	1	1
Additional paid-in-capital	36,397	36,336
Accumulated other comprehensive income	1,521	1,505
Accumulated deficit	(10,923)	(9,154)

Total stockholders' equity	26,996	28,688

Total liabilities and stockholders' equity	$45,084	$45,706

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share figures)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Net sales	$9,389	$9,382
Cost of sales	4,480	4,867

Gross profit	4,909	4,515
Operating expenses
Sales and marketing	3,822	3,507
General and administrative	2,510	2,139
Shipping and warehousing	637	476
Research and development	193	266

Total operating expenses	7,162	6,388

Loss from operations	(2,253)	(1,873)
Other expense:
Interest expense	(67)	(34)
Foreign currency transaction loss	(51)	(28)
Other expense	(48)	(6)

Total other expense	(166)	(68)

Loss before benefit for income taxes	(2,419)	(1,941)
Income tax benefit	(651)	(207)

Net loss	$(1,768)	$(1,734)

Net loss per share of Common Stock
Basic	$(0.22)	$(0.21)

Diluted	$(0.22)	$(0.21)

Shares used in computing net loss per share of Common Stock
Basic	8,101	8,084

Diluted	8,101	8,084

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Operating Activities
Net loss	$(1,768)	$(1,734)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,044	721
Deferred income taxes	(754)	(104)
Stock-based compensation	62	22
Provision for bad debts	59	(21)
Loss on sale of property and equipment	19	—
Change in operating assets and liabilities:
Accounts receivable	1,942	1,883
Inventories, net	(1,249)	2,031
Prepaid expenses and other current assets	1,473	(151)
Other assets	(3)	10
Accounts payable	1,118	(489)
Accrued expenses and other liabilities	(1,849)	(606)
Income tax payable/receivable	64	(154)

Net cash provided by operating activities	158	1,408
Investing Activities
Purchase of property and equipment	(844)	(707)
Purchases of short-term investments	—	(501)
Proceeds from maturities of short-term investments	500	4,500
Investment in restricted cash	(343)	(847)
Proceeds from sale of property and equipment	41	10
Acquisition of business, net of cash acquired	(345)	(2,829)
Purchase of intangibles	(40)	—

Net cash used in investing activities	(1,031)	(374)
Financing Activities
Line of credit borrowings	253	743
Principal payments on notes payable	(39)	(83)
Proceeds from issuance of notes payable	772	—
Principal payments on capital leases	(100)	(106)

Net cash provided by financing activities	886	554
Effect of exchange rate changes on cash and cash equivalents	(62)	135

Net increase (decrease) in cash and cash equivalents	(49)	1,723
Cash and cash equivalents at beginning of period	1,279	2,669

Cash and cash equivalents at end of period	$1,230	$4,392

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$52	$60
Income taxes	$—	$190

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Orange 21 Inc. and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results of operations for the year ending December 31, 2007. The consolidated financial statements contained in this Form 10-Q should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Certain prior year amounts have been reclassified to conform to current year presentation.

2. Recently Issued Accounting Pronouncements

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation Number 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. There has been no material effect on the Company’s financial statements as a result of the adoption of FIN 48 as of March 31, 2007.

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

In February 2007, the FASB released FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which is effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently assessing the impact the adoption of this pronouncement will have on the financial statements.

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

At December 31, 2006, short-term investments consisted of auction rate securities of $500,000, which had no unrealized gains or losses at December 31, 2006. There were no short-term investments at March 31, 2007. Auction rate securities, for which the interest rate resets approximately every 7 to 28 days, have been allocated within the contractual maturities table based upon the set maturity date of the security. During the three months ended March 31, 2007 and 2006, the Company did not record any realized gains or losses on its short-term investments. At March 31, 2007 and December 31, 2006, the Company had no investments that have been in a continuous unrealized loss position for a period of 12 months.

At March 31, 2007 and December 31, 2006, the Company had $404,000 and $728,000, respectively of restricted cash which was held in an escrow account as required in accordance with the purchase agreement pursuant to which the Company acquired LEM S.r.l. (“LEM”), its manufacturing subsidiary. The escrow account relates to the earn-out provision of the purchase agreement. The escrow account must be maintained at a minimum level of 300,000 Euro through June 30, 2007. At March 31, 2007 and December 31, 2006, the Company also had $1.7 million and $1.0 million, respectively, on deposit with Comerica Bank to be used as collateral to secure the line of credit facility. See Note 9.

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

A majority of the Company’s derivatives are designated as cash flow hedges and qualify for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedges” (“SFAS No. 133”). The Company uses forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in its forecasted purchase of products at prices denominated in currencies other than the U.S. dollar. For derivative instruments that are designated and qualify as cash flow hedges, the Company records the effective portion of the gain or loss on the derivative in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. The Company reports the effective portion of cash flow hedges in the same financial statement line as the changes in the value of the hedged item. As of March 31, 2007 and December 31, 2006, the notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges were approximately $2,465,000 and $5,023,000, respectively. As of March 31, 2007 and December 31, 2006, a net gain of approximately $265,000 and $355,000, respectively, related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive loss. It is expected that $265,000 will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions. Existing cash flow hedge transactions are expected to occur over the next year.

During the three months ended March 31, 2007 and 2006, the Company did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

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

As of March 31, 2007 and December 31, 2006, the notional amounts of the Company’s foreign exchange contracts not designated as hedging instruments were approximately $338,000 and $647,000, respectively.

As part of the acquisition of LEM in January 2006, the Company acquired an interest rate swap with a notional amount of 1.0 million Euros as of December 31, 2006. The interest rate swap was closed in February 2007 at a loss of approximately 10,000 Euro or $13,000.

Foreign currency derivatives are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements which may include derivatives that do not meet the criteria for hedge accounting. The Company does not enter into foreign exchange contracts for speculative purposes.

5. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options and warrants and upon vesting of restricted stock, using the treasury stock method. For the three months ended March 31, 2007 and 2006, the Company has excluded all stock options, warrants, convertible notes and restricted stock awards since the effect of those securities would be anti-dilutive for these periods. The total potential common shares excluded from the calculation of diluted loss per share was 995,000 and 1,109,000 for the three months ended March 31, 2007 and 2006, respectively.

6. Comprehensive Income

Comprehensive income represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive income.

The components of accumulated other comprehensive income, net of tax, are as follows:

	March 31, 2007	December 31, 2006
	(Thousands)
Unrealized gain on cash flow hedges, net of tax	$265	$355
Equity adjustment from foreign currency translation	1,102	1,041
Unrealized gain on foreign currency exposure of net investment in foreign operations	154	109

Comprehensive income	$1,521	$1,505

7. Accounts Receivable

Accounts receivable consisted of the following:

	March 31, 2007	December 31, 2006
	(Thousands)
Trade receivables	$10,608	$12,893
Less allowance for doubtful accounts	(793)	(847)
Less allowance for returns	(1,782)	(2,032)

Accounts receivable, net	$8,033	$10,014

8. Inventories

Inventories consisted of the following:

	March 31, 2007	December 31, 2006
	(Thousands)
Raw materials	$2,316	$2,301
Work in process	1,085	1,024
Finished goods	7,177	5,951

Inventories, net	$10,578	$9,276

The Company’s balances are net of an allowance for obsolescence of approximately $3,420,000 and $3,611,000 at March 31, 2007 and December 31, 2006, respectively.

9. Financing Arrangements

Credit Facilities

At December 31, 2006, the Company had financing arrangements with Comerica Bank consisting of a line of credit facility with a $5.0 million limit, a foreign exchange facility and letter of credit accommodations. These arrangements were secured by all of the Company’s assets, excluding its intellectual property, and a $1.0 million collateral cash deposit with Comerica, and were subject to certain covenants, including several liquidity, debt coverage and minimum equity ratios. The $5.0 million available line of credit was reduced by the amount of outstanding letters of credit (sub limit of $4.1 million) and 10% of outstanding foreign exchange forward contracts ($0.9 million sub limit). Borrowings were limited to cover any outstanding letters of credit issued to San Paolo IMI on behalf of LEM (3.0 million Euros or $3.9 million at December 31, 2006).

The Company’s foreign exchange facility allowed for the purchase of currency contracts which were used primarily to hedge foreign currency exposure. The amount of allowable purchases of such contracts was $9.0 million. At December 31, 2006, net foreign exchange forward contracts outstanding amounted to $5.7 million, which reduced the amount available under the line of credit by $570,000. As a result, at December 31, 2006, the unused line of credit was approximately $0.5 million with Comerica Bank.

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

On February 26, 2007, Spy Optic, Inc. entered into a Loan and Security Agreement (“Loan Agreement”) with BFI Business Finance (“BFI”) with a maximum borrowing capacity of $5,000,000. Actual borrowing availability under the Loan Agreement is based on eligible trade receivable and inventory levels of Spy Optic Inc. Loans extended pursuant to the Loan Agreement will bear interest at a rate per annum of 2.5% above the higher of (i) the prime rate as reported in the western edition of the Wall Street Journal from time to time or (ii) 8% with a minimum monthly interest charge of $2,000. The Company granted BFI a security interest in all of Spy Optic, Inc.’s assets as security for its obligations under the Agreement, except for its copyrights, patents, trademarks, servicemarks and related applications. Additionally, the obligations under the Loan Agreement are guaranteed by Orange 21, Inc.

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

The Company received a loan in the amount of $650,000 upon the execution of the Loan Agreement. These proceeds were used to fully collateralize Comerica Bank for the letter of credit issued by Comerica on behalf of Orange 21 Inc. and LEM to San Paolo IMI in the amount of 1.2 million Euros. At March 31, 2007, there were outstanding borrowings of $1.2 million under this line, bearing an interest rate of 10.88% and availability under this line of $3.8 million, subject to eligible accounts receivable and inventory levels.

At March 31, 2007 and December 31, 2006, the Company also had a 2.2 million Euro line of credit in Italy with San Paolo IMI for LEM, which expires on September 31, 2007. This debt is normally negotiated on a yearly basis. Borrowing availability is based on eligible accounts receivable and export orders received at LEM. At March 31, 2007, there was approximately 1.1 million Euro available under this line of credit. At March 31, 2007 and December 31, 2006, lines of credit amounted to $1.4 million and $3.0 million, respectively, and bear interest at rates ranging from 4.0% to 4.85%.

10. Notes Payable

Notes payables at March 31, 2007 consist of the following:

(Thousands)
Unsecured San Paolo IMI long-term debt, EURIBOR 6 months interest rate plus 1.0% spread, payable in half year installments due from March 2007 to February 2011	$783
Unsecured San Paolo IMI debt (“bridge loan”), EURIBOR 6 months interest rate plus 1% spread, due on June 2007	574
Unsecured long-term debt, EURIBOR 6 months interest rate plus 1% spread, payable in half year installments due from December 2005 to December 2010	191
Unsecured long-term debt, fixed interest rate at 0.5%, payable in half year installments due from December 2005 to December 2010	80

Secured notes payable for software purchases, 4.55% interest rate with monthly payments of $15,000 due through August 2009 and 7.45% interest rate with monthly payments of $4,200 due through March 2010. Both secured by software.	537

2,165
Less current portion	(1,023)

Notes payable, less current portion	$1,142

11. Share-Based Compensation

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

Stock Option Activity

	Shares	Weighted- Average Exercise Price	Weight-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(thousands)
Options outstanding at December 31, 2006	804,688	6.64
Forfeited	(66,563)	6.17

Options outstanding at March 31, 2007	738,125	6.68	6.69	$309

Options exercisable at March 31, 2007	653,161	$6.90	6.57	$270

Intrinsic value is defined as the difference between the relevant current market value of the common stock and the grant price for options with exercise prices less than the market values on such dates. During the three months ended March 31, 2007 and 2006, the Company received approximately $0 in cash proceeds from the exercise of stock options.

Information regarding stock options outstanding as of March 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Price Range	Shares	Weighted- Average Exercise Price	Weight- Average Remaining Contractual Term (years)	Shares	Weighted- Average Exercise Price
$ 1.60	31,250	$1.60	4.8	31,250	$1.60
$ 3.20	40,625	$3.20	4.4	40,625	$3.20
$4.80 - $4.99	156,250	$4.83	3.4	101,286	$4.81
$ 5.11	30,000	$5.11	9.2	—	$5.11
$5.95 - $6.12	135,000	$6.09	0.4	135,000	$6.09
$ 8.75	345,000	$8.75	7.8	345,000	$8.75

Total	738,125	$6.68	6.69	653,161	$6.90

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

During the three months ended March 31, 2007 there were no issuances or vesting of restricted stock awards. At March 31, 2007 and December 31, 2006, the Company had 110,000 restricted stock awards outstanding with a weighted average grant date fair value of $4.99 per share.

The Company recognized the following share-based compensation expense during the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(Thousands, except per share figures)
Stock options
General and administrative expense	$32	$22
Restricted stock
General and administrative expense	20	—
Selling and marketing	7	—
Research and development	2	—
Stock award grants to board of directors
General and administrative expense	—	—

Total	61	22
Income tax benefit	(21)	(7)

Stock-based compensation expense, net of taxes	40	15

Effect of stock-based compensation on net income per share:
Basic	(0.00)	(0.00)
Diluted	(0.00)	(0.00)

The following table summarizes the approximate unrecognized compensation cost for the share-based compensation awards and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Expense	Weighted Average Remaining Years
	(Thousands)
Stock options	$101	2.7
Restricted stock	461	2.6

Total	$562

12. Related Party Transactions

Customer Sales

No Fear, Inc. (“No Fear”), a stockholder, owns retail stores that purchase products from the Company. Aggregated sales to these stores during the three months ended March 31, 2007 and 2006 were approximately $183,000 and $248,000, respectively. Accounts receivable due from these stores amounted to $303,000 and $222,000 at March 31, 2007 and December 31, 2006, respectively.

Stockholders of the Company, other than No Fear, own retail stores and distribution companies that purchase products from the Company. Aggregated sales to these stores during the three months ended March 31, 2007 and 2006 were approximately $491,000 and $231,000, respectively. Accounts receivable due from these entities amounted to approximately $596,000 and $440,000 at March 31, 2007 and December 31, 2006, respectively.

Polinelli S.r.l., a stockholder of which is a member of the Board of Directors and a former shareholder of the Company’s wholly owned subsidiary LEM, purchases products from the Company. Aggregated sales to Polinelli S.r.l., during the three months ended March 31, 2007 and 2006 were $194,000 and $407,000, respectively. Accounts receivable due from Polinelli S.r.l., amounted to $382,000 and $341,000 at March 31, 2007 and December 31, 2006, respectively.

Design Services

The Company has a product design services agreement with Jerome Mage, through his business Mage Design LLC, for the design and development of eyewear, apparel and accessory product lines. Mage Design LLC is also a stockholder. The total amounts expensed related to these services during the three months ended March 31, 2007 and 2006 were approximately $115,000 and $125,000, respectively

13. Commitments and Contingencies

Operating Leases

The Company leases its principal administrative and distribution facilities in Carlsbad, California and a warehouse facility in Varese, Italy, which is used primarily for international sales and distribution. LEM leases four buildings in Italy that are used for office space, warehousing and manufacturing. In addition, the Company utilizes some third party warehousing in both the United States and Europe. The Company also leases certain computer equipment, vehicles and temporary housing in Italy. Rent expense was approximately $161,000 and $172,000 for the three months ended March 31, 2007 and 2006, respectively.

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

Litigation

Oakley

On March 7, 2005, Oakley, Inc., a major competitor of the Company, filed a lawsuit alleging patent, trade dress and trademark infringement, unfair competition, and false designation of origin. The lawsuit specifically identified three of the Company’s product styles which accounted for 4% and 5% of the Company’s total sales, excluding sales related to LEM, for the years ended December 31, 2006 and 2005, respectively. On February 26, 2007, the Company entered into a Settlement Agreement and Release with Oakley with respect to this action. Pursuant to the terms of the Settlement Agreement, in exchange for Oakley’s agreement to release all claims, known or unknown, related to or arising out of this action and to dismiss this action, the Company and Spy Optic, Inc. agreed to release all of their claims, known or unknown, related to or arising out of this action and (i) sell all of their remaining inventory of e Eyewear product to Oakley for $1.00; (ii) cease all further manufacture and sale of e Eyewear products; (iii) refrain from making, offering or selling any eyeglasses bearing any marks having the letter “e” or “E” itself or as a commercially discrete component of the mark or having the mark “E Eyewear” or any confusingly similar variation thereof; (iv) abandon all existing trademark applications worldwide for marks related to sunglasses, eyeglasses or related products having the letter “e” or “E” itself or as a commercially discrete component of the mark or having the mark “E Eyewear” or any confusingly similar variation thereof; (v) cease all manufacturing of their Espada and Meteor sunglasses, provided that the Company and Spy Optic, Inc. have 180 days from the date of the Settlement Agreement to sell any remaining inventory of Espada and Meteor products; and (vi) refrain from opposing certain of Oakley’s trademark applications. Under the Settlement Agreement, this action was dismissed in March 2007.

Securities Class Action

The Company, its directors and certain of its officers were named as defendants in two stockholder lawsuits filed in the United States District Court for the Southern District of California. A consolidated complaint, filed October 11, 2005, sought unspecified damages on behalf of an alleged class of persons who purchased the Company’s common stock pursuant to the registration statement filed in connection with the Company’s initial public offering of stock on December 14, 2004. The complaint alleged that the Company and its officers and directors violated federal securities laws by failing to disclose in the registration statement material information about plans to make a distribution change in its European operations, the Company’s dealings with one of its customers and whether certain of the Company’s products infringe on the intellectual property rights of Oakley, Inc. The Company filed a motion to dismiss the complaint which the court granted on March 29, 2006. The court allowed plaintiffs to file an amended complaint only with respect to their claim about the European distribution change only. The plaintiffs filed an amended complaint on April 7, 2006. On May 7, 2006, the Company filed a motion to dismiss that amended complaint. On January 16, 2007, the Company announced that it had reached an agreement to settle this action, subject to court approval. Under the proposed settlement, $1.4 million was paid to the class of plaintiffs and for plaintiffs’ attorneys’ fees from proceeds of the Company’s directors’ and officers’ insurance. No amounts will be paid by the Company. The settlement received court approval on May 1, 2007.

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

14. Operating Segments and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company designs, produces and distributes sunglasses, snow and motocross goggles, and branded apparel and accessories for the action sports and lifestyle markets. In January 2006, the Company acquired its primary manufacturer LEM located in Italy. LEM continues to manufacture products for non-competing brands in addition to most of the Company’s sunglass products. Results for LEM reflect operations of this manufacturer after elimination of intercompany transactions. Since the acquisition of LEM, the Company has operated in two business segments: distribution and manufacturing.

Information related to the Company’s operating segments is as follows:

	Three Months Ended March 31,
	2007	2006
	(Thousands)
Net sales:
Distribution	$8,379	$8,708
Manufacturing	1,010	674
Intersegment	3,625	783
Eliminations	(3,625)	(783)

Total	$9,389	$9,382

Operating loss:
Distribution	$(2,182)	$(1,374)
Manufacturing	(71)	(499)

Total	$(2,253)	$(1,873)

Net loss:
Distribution	$(1,597)	$(1,130)
Manufacturing	(171)	(604)

Total	$(1,768)	$(1,734)

Identifiable assets:
Distribution	$27,507	$31,895
Manufacturing	17,577	15,138

Total	$45,084	$47,033

The Company markets its products domestically and internationally, with its principal international market being Europe. Revenue is attributed to the location from which the product was shipped. Identifiable assets are based on location of domicile.

	Three Months Ended March 31, 2007
	U.S. and Canada	Europe and Asia Pacific	Consolidated	Intersegment
		(Thousands)		(Thousands)
	2007			2007
Net sales	$7,225	$2,164	$9,389	$3,625
Identifiable assets	23,350	21,734	45,084

	2006
Net sales	$7,951	$1,431	$9,382	$783
Identifiable assets	27,290	19,743	47,033

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report (including the following section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. Additionally, statements concerning future matters such as the development of new products, our ability to increase manufacturing capacity, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include but are not limited to: risks related our ability to manage growth; risks related to the limited visibility of future orders; the ability to identify and work with qualified manufacturing partners and consultants; the ability to expand distribution channels and retail operations in a timely manner; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; the ability to continue to develop, produce, and introduce innovative new products in a timely manner; the ability to source raw materials and finished products at favorable prices; the ability to identify and execute successfully cost control initiatives; uncertainties associated with our ability to maintain a sufficient supply of products and to manufacture successfully our products; the integration of the LEM acquisition; the performance of new products and continued acceptance of current products; the execution of strategic initiatives and alliances; uncertainties associated with intellectual property protection for our products; matters generally affecting the domestic and global economy, such as changes in interest and currency rates; and other factors described in Item 1A of Part II of this Quarterly Report under the caption “Risk Factors,” as well as those discussed elsewhere in this Quarterly Report. Readers are urged not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 1A of Part II of this Quarterly Report under the caption “Risk Factors,” and in the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006, previously filed with the Securities and Exchange Commission.

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

Results of Operations

Three Months Ended March 31, 2007 and 2006

Net Sales

Our net sales are derived primarily from the sale of sunglasses, snow and motocross goggles, and apparel and accessories. Net sales are also derived from sales of eyewear products manufactured by our Italian manufacturer to non-Company owned entities. All intercompany sales transactions are eliminated in the consolidated financial statements.

Consolidated net sales were $9.4 million for each of the three months ended March 31, 2007 and 2006. Domestic net sales represented 77% and 85% of total net sales for the three months ended March 31, 2007 and 2006, respectively. Foreign net sales represented 23% and 15% of total net sales for the three months ended March 31, 2007 and 2006, respectively. The sales mix on a dollar basis for three months ended March 31, 2007 and 2006 was 93% and 94%, respectively, for eyewear and 7% and 6%, respectively, for apparel and accessories.

In three months ended March 31, 2007, we experienced delays in manufacturing and shipping our sunglass and goggle products. These delays have materially affected our results of operations. These delays have been a result of poor logistical operations, lack of manufacturing equipment and weak management infrastructure in our newly acquired Italian subsidiary, LEM. We anticipate that we will continue to experience manufacturing and shipping delays during the rest of 2007, and that these delays may have a material impact on our results of operations.

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

Our consolidated gross profit increased 9% to $4.9 million for the three months ended March 31, 2007 from $4.5 million for the three months ended March 31, 2006. Gross profit as a percentage of sales increased to 52.2% for the three months ended March 31, 2007 from 48.1% for the three months ended March 31, 2006. The increase in gross profit and gross profit as a percentage of sales is primarily due to sales of some inventory that was previously written down and efficiencies achieved at LEM S.r.l., our subsidiary and primary manufacturer.

Sales and Marketing Expense

Our sales and marketing expense consists primarily of wages and related payroll and employee benefit costs, point-of-purchase expenses (depreciation) and store display and promotional items, athlete contracts and royalty expenses, advertising costs and trade show expenses. Advertising costs are expensed as incurred.

Sales and marketing expense increased 9% to $3.8 million for the three months ended March 31, 2007 from $3.5 million for the three months ended March 31, 2006. The increase was primarily due to increased depreciation expense on point-of-purchase store displays of $0.2 million due to a reduction in depreciable lives to two years on the point-of-purchase displays effective as of October 1, 2006 and employee-related compensation.

General and Administrative Expense

Our general and administrative expense consists primarily of wages and related payroll and employee benefit costs, facility costs, business insurance, bad debt expense, utilities, legal and accounting professional fees, other facility-related costs including depreciation, and other general corporate expenses.

General and administrative expense increased 17% to $2.5 million for the three months ended March 31, 2007 from $2.1 million for the three months ended March 31, 2006. The increase in general and administrative expense was primarily due to increases in employee-related compensation expense in the U.S. of approximately $0.2 million, increased severance pay for LEM employees of $0.1 million, accounting and software consulting costs due to the implementation of our new enterprise resource planning system of $0.1 million, and increases in depreciation expense, bank fees related to the new BFI Loan Agreement, and share-based compensation in accordance with SFAS No. 123(R). The increases were partially offset by a decrease in legal and audit fees of $0.3 million.

Shipping and Warehousing Expense

Shipping and warehousing expense consists primarily of wages and related payroll and employee benefit costs, packaging supplies, third-party warehousing and third-party fulfillment costs, facility costs and utilities. Shipping and warehousing expense increased 34% to $0.6 million for the three months ended March 31, 2007 from $0.5 million for the three months ended March 31, 2006. The increase was primarily due to increased costs related to shipping methods used (air freight versus sea shipment) as a result of manufacturing and shipping delays experienced in 2006 and the three months ended March 31, 2007. These delays have been a result of poor logistical operations, lack of manufacturing equipment and weak management infrastructure in our Italian subsidiary, LEM.

Research and Development Expense

Research and development expense currently consists primarily of wages and related payroll and employee benefit costs, consulting fees to Mage Design, LLC, travel expenses and prototype and sample expenses. Research and development expense decreased 27% to $0.2 million for the three months ended March 31, 2007 from $0.3 million for the three months ended March 31, 2006. The decrease is mainly due to an effort made late in 2006 to reduce research and development expense through a reduction in employee compensation expense.

Other Expense

Other net expense was $0.2 million for the three months ended March 31, 2007 compared to other net expense of $0.1 million for the three months ended March 31, 2006. The change in other net expense is primarily due to increases in net interest expense, foreign exchange losses and losses on disposals of fixed assets.

Income Tax Benefit

The income tax benefit for the three months ended March 31, 2007 was $0.7 million compared to $0.2 million for the three months ended March 31, 2006. The effective tax rate for the three months ended March 31, 2007 and 2006 was 27% and 11%, respectively. The increase in the effective tax rate was due to the significant proportion of the pretax losses incurred in the U.S. versus in Italy.

Net Loss

A net loss of $1.8 million was incurred for the three months ended March 31, 2007 compared to a net loss of $1.7 million for the three months ended March 31, 2006.

Liquidity and Capital Resources

Cash flow activities

Cash provided by or used in operating activities consists primarily of net income (loss) adjusted primarily for certain non-cash items, including depreciation, amortization, deferred income taxes, provision for bad debts, stock compensation expense and the effect of changes in working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2007 was $0.2 million, which consisted of a net loss of $1.8 million, adjustments for non-cash items of approximately $0.4 million, and $1.5 million provided by working capital and other activities. Working capital and other activities consisted primarily of a $1.9 million decrease in accounts receivable due to timing of cash receipts, a $1.2 million increase in net inventory due primarily to an increase in inventory in anticipation of future sales, a $1.5 million decrease in prepaid expenses and other current assets due to timing of payments and a $0.7 million increase in accounts payable and accrued liabilities due to timing of payments of vendor invoices. Cash provided by operating activities for the three months ended March 31, 2006 was approximately $1.4 million and consisted of a net loss of $1.7 million, adjustments for non-cash items of approximately $0.6 million, and $2.5 million provided by working capital and other activities. Working capital and other activities consisted primarily of a decrease in accounts receivables of $1.9 million, and a decrease in inventory of $2.0 million due to sales and improved inventory management. This was offset by a decrease in accounts payable and accrued liabilities of $1.1 million.

Cash used in investing activities during the three months ended March 31, 2007 was $1.0 million and was primarily attributable to the purchase of $0.8 million of fixed assets, including retail point-of-purchase displays. Additionally, we made a $0.3 million net investment in restricted cash of which $0.7 million is related to collateralization of our financing arrangements with Comerica Bank offset partly by disbursements in restricted cash of $0.4 million related to requirements of the purchase agreement for the acquisition of LEM that were paid out during the quarter. We had an offset of approximately $0.5 million due to net proceeds received on short-term investments. Cash used in investing activities for the three months ended March 31, 2006 was $0.4 million and was attributable primarily to net short-term investments made primarily from a portion of the net proceeds of our initial public offering of $4.5 million, capital expenditures of $0.7 million, and $2.8 million for the acquisition of LEM. Capital expenditures were primarily for the purchase of retail point-of-purchase displays.

Cash provided by financing activities for the three months ended March 31, 2007 was $0.9 million and was mainly attributable to $0.8 million in proceeds received through the issuance of notes payable and $0.3 million in net proceeds received through our BFI Loan Agreement, partially offset by $0.1 million for capital lease principal payments and notes payables. Cash provided by financing activities for the three months ended March 31, 2006 was $0.6 million and was due primarily to an increase in advances on LEM’s lines of credit of $0.7 million. This was offset by principal payments on LEM note payables and capital leases of $0.2 million.

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

At December 31, 2006, we were not in compliance with two financial covenants under the financing arrangements with Comerica related to maintaining a minimum tangible net worth and not incurring net losses in two consecutive quarters. On February 22, 2007, we amended our financing arrangements with Comerica, which decreased our letter of credit sub limit to $1.8 million, decreased our foreign exchange facility limit from $9.0 million to $7.2 million and extended the expiration date to May 15, 2007. We later replaced this line of credit with a line of credit from BFI Business finance on February 26, 2007, as described below.

On February 26, 2007, Spy Optic, Inc. entered into a Loan and Security Agreement (“Loan Agreement”) with BFI Business Finance (“BFI”) with a maximum borrowing capacity of $5.0 million. Actual borrowing availability under the Loan Agreement is based on eligible trade receivable and inventory levels of Spy Optic, Inc. Loans extended pursuant to the Agreement will bear interest at a rate per annum of 2.5% above the higher of (i) the prime rate as reported in the western edition of the Wall Street Journal from time to time or (ii) 8% with a minimum monthly interest charge of $2,000. We granted BFI a security interest in all of Spy Optic, Inc.’s assets as security for its obligations under the Agreement, except for its copyrights, patents, trademarks, servicemarks and related applications. Additionally, the obligations under the Loan Agreement are guaranteed by Orange 21 Inc.

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

We received a loan in the amount of $650,000 upon the execution of the Loan Agreement. These proceeds were used to fully collateralize Comerica Bank for the letter of credit issued by Comerica on behalf of Orange 21 Inc. and LEM to San Paolo IMI in the amount of 1.2 million Euros. At March 31, 2007, there were outstanding borrowings of $1.2 million under this line, bearing an interest rate of 10.88% and remaining availability under this line of $3.8 million, subject to eligible accounts receivable and inventory levels.

At March 31, 2007 and December 31, 2006, we also had a 2.2 million Euro line of credit in Italy with San Paolo IMI for LEM, which expires on September 31, 2007. This debt is normally negotiated on a yearly basis. Borrowing availability is based on eligible accounts receivable and export orders received at LEM. At March 31, 2007, there was approximately 1.1 million Euro available under this line of credit. At March 31, 2007 and December 31, 2006, lines of credit amounted to $1.4 million and $3.0 million, respectively, and bear interest at rates ranging from 4.0% to 4.85%.

We believe that our cash on hand and available loan facilities will be sufficient to enable us to meet our financing and operating requirements for at least the next 12 months. Changes in operating plans, lower than anticipated net sales, increased expenses or other events, including those described in Item 1A, “Risk Factors,” may make it difficult for us to seek additional debt or equity financing in the future. Our future capital requirements will depend on many factors, including our rate of net sales growth, financing requirements related to our recent acquisition of LEM, the expansion of our sales and marketing activities and the continuing market acceptance of our product designs. We may be required to seek equity or debt financing in the future, which would result in additional dilution of our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations.

Off-balance sheet arrangements

We did not enter into any off-balance sheet arrangements during the three months ended March 31, 2007 or during 2006, nor did we have any off-balance sheet arrangements outstanding at March 31, 2007 or December 31, 2006.

Long-term financial obligations and other commercial commitments

We have summarized our significant financial contractual obligations as of December 31, 2006 in our Annual Report on Form 10-K. There have been no subsequent material changes to our contractual obligations since December 31, 2006 except for the Loan Agreement entered into on February 26, 2007 as discussed above. At March 31, 2007 the total amount due under the Loan Agreement is $1.2 million which is considered to be short term and payable within one year.

Income Taxes

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the deferred tax assets, net of the valuation allowance, will be realized. Accordingly, we have recorded no valuation allowance for our U.S. operations at March 31, 2007 and December 31, 2006. At March 31, 2007 and December 31, 2006, we have recorded a valuation allowance of $1,107,000 for our wholly owned subsidiary, Spy Optic, S.r.l. At March 31, 2007 and December 31, 2006, we recorded a valuation allowance of $1,640,000 for our wholly owned subsidiary, LEM.

Backlog

Historically, purchases of sunglass and motocross eyewear products have not involved significant pre-booking activity. Purchases of our snow goggle products are generally pre-booked and shipped primarily from August to October.

We experienced delays in manufacturing and shipping our sunglass and goggle products in the three months ended March 31, 2007 and in fiscal year 2006. These delays have materially affected our results of operations. We anticipate that we will continue to experience manufacturing and shipping delays during the remainder of 2007, and that these delays will continue to have a material effect on our results of operations.

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

Share-based Compensation Expense

We account for share-based compensation in accordance with SFAS No. 123(R), which requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which the employee is required to provide service in exchange for the award—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123(R) eliminates the use of Accounting Principles Board (“APB”) Opinion 25 and the option for pro forma disclosure in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

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

Restricted Cash

As of March 31, 2007, we had $404,000 of restricted cash held in an escrow account in accordance with the terms of the purchase agreement, pursuant to which we purchased LEM. The escrow account relates to the earn-out provision of the purchase agreement. The escrow account must be maintained at a minimum level of 300,000 Euro through June 30, 2007. As of March 31, 2007, we also had $1.7 million on deposit with Comerica Bank to be used as collateral to secure the line of credit facility. See Note 9 of the Notes to Consolidated Financial Statements.

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

We designate our derivatives based upon the criteria established by SFAS No. 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain hedging Activities – an amendment of SFAS 133”, (“SFAS No. 138”) and Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s fair value gain or loss is initially reported as a component of accumulated other comprehensive income (loss). Any realized gain or loss on such derivative is reported in cost of goods sold in the accounting period in which the hedged transaction affects earnings. The fair value gain or loss from the ineffective portion of the derivative is reported in other income (expense) immediately. For a derivative that does not qualify as a cash flow hedge, the change in fair value is recognized at the end of each accounting period in other income (expense).

Commitments and Contingencies

We have entered into operating leases, primarily for facilities, and have commitments under endorsement contracts with selected athletes and others who endorse our products. We also have an agreement with our primary product designer.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At March 31, 2007, we had $1.2 million outstanding debt under our Loan Agreement with BFI and an availability under the Loan Agreement of $3.3 million. The amounts outstanding under these loan facilities at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest rate would have a material effect on our results of operations or financial condition based on our current borrowing needs.

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

We operate our business and derive a substantial portion of our net sales outside of the United States. We also purchase a majority of our products in transactions denominated in Euros. As a result, we are exposed to movements in foreign currency exchange rates between the local currencies of the foreign markets in which we operate and the U.S. Dollar. Our foreign currency exposure is generally related to Europe. A strengthening of the Euro relative to the U.S. dollar or to other currencies in which we receive revenues could negatively impact the demand for our products, could increase our manufacturing costs and could reduce our results of operations. In addition, we manufacture a substantial amount of our sunglass and goggle products in Italy. Because these purchases are paid in Euros, we face currency risk. A strengthening Euro could negatively affect the cost of our products and reduce our gross profit margins.

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

As of March 31, 2007, we had a total of $2.5 million in Euro foreign currency contracts designated as cash flow hedges at an average Euro rate of 1.33 Euro to U.S. dollar and $0.3 million in Euro foreign currency contracts at an average Euro rate of 1.34 not designated as hedging instruments. The exchange rate for the Euro to the U.S. dollar ranged from 1.29 to 1.34 during the three months ended March 31, 2007.

As part of our risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from a change in foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which we were exposed at March 31, 2007 through its derivative financial instruments.

The estimated one-day loss from our foreign currency derivative financial instruments, calculated using the sensitivity model described above, is approximately $280,000 at March 31, 2007. We believe that such a hypothetical loss from derivatives would be offset by increases in the value of the underlying transactions being hedged.

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

Recently Issued Accounting Pronouncements

On January 1, 2007, the Company adopted the provisions of FIN 48, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. There has been no material effect on our financial statements as a result of the adoption of FIN 48 as of March 31, 2007.

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

In February 2007, the FASB released FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which is effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We are currently assessing the impact the adoption of this pronouncement will have on the financial statements.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Oakley

On March 7, 2005, Oakley, Inc., a major competitor of ours, filed a lawsuit alleging patent, trade dress and trademark infringement, unfair competition, and false designation of origin. The lawsuit specifically identified three of the our product styles which accounted for 4% and 5% of our total sales, excluding sales related to LEM, for the years ended December 31, 2006 and 2005, respectively. On February 26, 2007, we entered into a Settlement Agreement and Release with Oakley with respect to this action. Pursuant to the terms of the Settlement Agreement, in exchange for Oakley’s agreement to release all claims, known or unknown, related to or arising out of this action and to dismiss this action, we and Spy Optic, Inc. agreed to release all of their claims, known or unknown, related to or arising out of this action and (i) sell all of their remaining inventory of e Eyewear product to Oakley for $1.00; (ii) cease all further manufacture and sale of e Eyewear products; (iii) refrain from making, offering or selling any eyeglasses bearing any marks having the letter “e” or “E” itself or as a commercially discrete component of the mark or having the mark “E Eyewear” or any confusingly similar variation thereof; (iv) abandon all existing trademark applications worldwide for marks related to sunglasses, eyeglasses or related products having the letter “e” or “E” itself or as a commercially discrete component of the mark or having the mark “E Eyewear” or any confusingly similar variation thereof; (v) cease all manufacturing of their Espada and Meteor sunglasses, provided that we and Spy Optic, Inc. have 180 days from the date of the Settlement Agreement to sell any remaining inventory of Espada and Meteor products; and (vi) refrain from opposing certain of Oakley’s trademark applications. Under the Settlement Agreement, this action was dismissed in March 2007.

Securities Class Action

We, our directors and certain of our officers were named as defendants in two stockholder lawsuits filed in the United States District Court for the Southern District of California. A consolidated complaint, filed October 11, 2005, sought unspecified damages on behalf of an alleged class of persons who purchased our common stock pursuant to the registration statement filed in connection with our initial public offering of stock on December 14, 2004. The complaint alleged that we and our officers and directors violated federal securities laws by failing to disclose in the registration statement material information about plans to make a distribution change in our European operations, our dealings with one of our customers and whether certain of our products infringe on the intellectual property rights of Oakley, Inc. We filed a motion to dismiss the complaint, which the court granted on March 29, 2006. The court allowed the plaintiffs to file an amended complaint with respect to their claim about the European distribution change only. The plaintiffs filed an amended complaint on April 7, 2006. On May 7, 2006, we filed a motion to dismiss that amended complaint. On January 16, 2007, we announced that we had reached an agreement to settle this action, subject to court approval. Under the proposed settlement, $1.4 million was paid to the class of plaintiffs and for plaintiffs’ attorneys’ fees from proceeds of our directors’ and officers’ insurance. No amounts will be paid by us. The settlement received court approval on May 1, 2007.

Derivative Action

In December 2005, two stockholders filed derivative lawsuits in state court in San Diego, purportedly on our behalf, against eight of our current or former directors and officers and against one of our stockholders, No Fear. A consolidated amended complaint was filed in March 2006 alleging that the defendants breached their fiduciary duties and injured us by allowing us to issue a misleading registration statement and prospectus in connection with our December 2004 initial public offering and alleging that No Fear sold our stock while having knowledge of material, non-public information. The derivative plaintiffs sought compensatory damages, disgorgement of profits, treble damages and other relief. On May 4, 2006, the Court granted the defendants’ demurrer and dismissed the consolidated complaint, with leave to file an amended complaint. An amended complaint was filed on May 25, 2006, and on June 29, 2006 the defendants filed their demurrer to that amended complaint. On January 16, 2007, we announced that we had reached an agreement to settle this action, subject to court approval. Under the proposed settlement, No Fear and the insurer for the officer and director defendants have agreed to pay plaintiffs’ attorneys’ fees. In addition, we have agreed to continue adherence to a set of corporate governance guidelines. No amounts will be paid by us. The proposed settlement was approved by court in March 2007.

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

In January 2006, we acquired LEM. The aggregate purchase price was 3.5 million Euro or $4.2 million in cash, plus a two year earn-out based on LEM’s future sales. Under the terms of the earn-out, we are obligated to make quarterly payments based on unit sales, up to a maximum of 1.4 million Euros, through December 31, 2007 of which we have paid 978,000 Euro or $1,020,000 as of March 31, 2007. We expect to continue to consider other opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base, although we have no specific agreements with respect to potential acquisitions or investments. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions, including our acquisition of LEM, and strategic investments involve numerous risks, including:

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

We believe that broader recognition and favorable perception of our brand by persons ranging in age from 12 to 29 is essential to our future success. Accordingly, we intend to continue an aggressive brand strategy through a variety of marketing techniques designed to foster an authentic action sports and youth lifestyle company culture, including athlete sponsorship, sponsorship of surfing, snowboarding, skateboarding, wakeboarding, and motocross events, vehicle marketing, internet and print media, action sports industry relationships, sponsorship of concerts and music festivals and celebrity endorsements. If we are unsuccessful, these expenses may never be offset, and we may be unable to increase net sales. Successful positioning of our brand will depend largely on:

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

On February 26, 2007, Spy Optic, Inc. entered into a Loan and Security Agreement (the “Loan Agreement”) with BFI Business Finance (“BFI”) with a maximum borrowing capacity of $5.0 million. Actual borrowing availability is based on Spy Optic, Inc.’s eligible trade receivables and inventory levels. Loans extended pursuant to the Loan Agreement will bear interest at a rate per annum of 2.5% above the higher of (i) the prime rate as reported in the western edition of the Wall Street Journal from time to time or (ii) 8%. Interest will be payable monthly in arrears and Spy Optic, Inc. is required to pay at least $2,000 a month in interest regardless of the amounts outstanding under the Loan Agreement at any particular time. The Loan Agreement also imposes certain covenants on Spy Optic, Inc., including covenants requiring it to (i) deliver financial statements and inventory and accounts payable reports to BFI; (ii) maintain certain minimum levels of insurance; (iii) make required payments under all leases; (iv) refrain from incurring additional debt in excess of $100,000; (v) maintain its corporate name, structure and existence; (vi) refrain from paying dividends; (vii) notify BFI in advance of relocating its premises; and (viii) refrain from substantially changing its management or business. As of March 31, 2007, there were outstanding borrowings under the Loan Agreement of $1.2 million.

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

If sales become concentrated in a limited number of our products, we could be exposed to risk if consumer demand for such products were to decline. For the three months ended both March 31, 2007 and 2006, 70% of our net sales were derived from sales of our sunglass products and 23% and 24%, respectively, of our net sales were derived from sales of our goggle products. As a result of these concentrations in net sales, our operating results could be harmed if sales of any of these products were to decline substantially and we were not able to increase sales of other products to replace such lost sales.

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

In the three months ended March 31, 2007 and during fiscal year 2006, we experienced delays in manufacturing and shipping of our sunglass and goggle products. These delays have materially affected our results of operations. We anticipate that we will continue to experience manufacturing and shipping delays during the remainder of 2007, and that these delays will continue to have a material effect on our results of operations.

If we are unable to recruit and retain key personnel necessary to operate our business, our ability to develop and market our products successfully may be harmed.

We are heavily dependent on our current executive officers and management. The loss of any key employee or the inability to attract or retain qualified personnel, including product design and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell our products and damage our brand. We believe that our future success is highly dependent on the contributions of Mark Simo, who became our Chief Executive Officer in October 2006 as well as Jerry Collazo, our new Chief Financial Officer. We do not have an employment agreement with Mr. Simo. The loss of the services of Mr. Simo or Mr. Collazo would be very difficult to replace. Our future success may also depend on our ability to attract and retain additional qualified management, design and sales and marketing personnel. We do not carry key man insurance.

In addition, our senior management is relatively new to our business, for example, Mr. Collazo, our Chief Financial Officer, joined us in October 2006. If our management team is unable to execute on our business strategy, our business may be harmed, which could adversely impact our branding strategy, product development strategy and net sales.

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

In the three months ended March 31, 2007 and during fiscal year 2006, we experienced delays in manufacturing and shipping our sunglass and goggle products. These delays have materially affected our results of operations. We anticipate that we will continue to experience manufacturing and shipping delays during the remainder of 2007, and that these delays will continue to have a material effect on our results of operations.

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

We sell a majority of our products in transactions denominated in U.S. dollars; however, we purchase a substantial portion of our products from our manufacturers in transactions denominated in Euros. As a result, if the U.S. dollar were to weaken against the Euro, our cost of sales could increase substantially. We also are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our Italian subsidiaries Spy Optic, S.r.l. and LEM, and due to net sales in Canada. Between January 1, 2006 and March 31, 2007, the Euro to U.S. dollar exchange rate has ranged from 1.18 to 1.34. Between January 1, 2006 and March 31, 2007, the Canadian dollar to U.S. dollar exchange rate has ranged from 0.84 to 0.91. For the three months ended March 31, 2007 and 2006, we had net foreign currency losses of approximately $51,000 and $28,000, representing 0% and 0% of our net sales, respectively. As of March 31, 2007, we had a total of $2.5 million in Euro foreign currency contracts designated as cash flow hedges at an average Euro rate of 1.33 Euro to U.S. dollar and $0.3 million in Euro foreign currency contracts at an average Euro rate of 1.34 not designated as hedging instruments.

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

No Fear, Inc. (“No Fear”) and its affiliates beneficially own approximately 14% of our outstanding common stock. As a result of this ownership interest, No Fear and its affiliates have the ability to influence who is elected to our Board of Directors each year and, through those directors, to influence our management, operations and potential significant corporate actions. Specifically, Mark Simo, our Chief Executive Officer and a Co-Chairman of our Board of Directors, is a member of No Fear’s Board of Directors, was the Chief Executive Officer of No Fear through October 2006, and owns approximately 37% of No Fear’s outstanding common stock. As a result of his position in No Fear, Mr. Simo may face conflicts of interest in connection with transactions between us and No Fear. In addition, as a purchaser of our products, No Fear accounted for approximately $795,000, $1,025,000 and $927,000 of our net sales for the years ended December 31, 2006, 2005 and 2004, respectively and for approximately $183,000 and $248,000 of our net sales during the three months ended March 31, 2007 and 2006, respectively. No Fear and its affiliates may have interests that conflict with, or are different from, the interests of our other stockholders. These conflicts of interest could include potential competitive business activities, corporate opportunities, indemnity arrangements, registration rights, sales or distributions by No Fear of our common stock and the exercise by No Fear of its ability to influence our management and affairs. Further, this concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our other stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, could harm the market price of our common stock and could impede the growth of our company. Our certificate of incorporation does not contain any provisions designed to facilitate resolution of actual or potential conflicts of interest or to ensure that potential business opportunities that may become available to both No Fear and us will be reserved for or made available to us. If these conflicts of interest are not resolved in a manner favorable to our stockholders, our stockholders’ interests may be substantially harmed.

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

We incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and NASDAQ, has required changes in corporate governance practices of public companies. These new rules and regulations have, and will continue, to increase our legal and financial compliance costs and make some activities more time-consuming and costly. These new rules and regulations have also made, and will continue to make, it more difficult and more expensive for us to obtain director and officer liability insurance.

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

Sales of our common stock in the public market, or the perception that such sales might occur, could cause the market price of our common stock to decline. As of March 31, 2007, we have 8,100,564 shares of common stock outstanding and an additional 110,000 shares reserved for the issuance of common stock upon vesting of restricted stock awards. In addition, we have 738,125 shares of our common stock reserved for the exercise of outstanding stock options, of which 653,161 are fully vested and exercisable as of March 31, 2007. Additionally, in connection with our initial public offering, we issued warrants to purchase up to 147,000 shares of common stock to Roth Capital Partners, LLC, and an affiliate, which are fully vested as of March 31, 2007. All 8,100,564 of our outstanding shares of common stock may be sold in the open market, subject to certain limitations.

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

Securities Class Action

We, our directors and certain of our officers were named as defendants in two stockholder lawsuits filed in the United States District Court for the Southern District of California. A consolidated complaint, filed October 11, 2005, sought unspecified damages on behalf of an alleged class of persons who purchased our common stock pursuant to the registration statement filed in connection with our initial public offering of stock on December 14, 2004. The complaint alleged that the we and our officers and directors violated federal securities laws by failing to disclose in the registration statement material information about plans to make a distribution change in our European operations, our dealings with one of our customers and whether certain of our products infringe on the intellectual property rights of Oakley, Inc. We filed a motion to dismiss the complaint, which the court granted on March 29, 2006. The court allowed the plaintiffs to file an amended complaint with respect to their claim about the European distribution change only. The plaintiffs filed an amended complaint on April 7, 2006. On May 7, 2006, we filed a motion to dismiss that amended complaint. On January 16, 2007, we announced that we had reached an agreement to settle this action, subject to court approval. Under the proposed settlement, $1.4 million will be paid to the class of plaintiffs and for plaintiffs’ attorneys’ fees from proceeds of our directors’ and officers’ insurance. No amounts will be paid by us. The settlement received to court approval on May 1, 2007.

In December 2005, two stockholders filed derivative lawsuits in state court in San Diego, purportedly on our behalf, against eight of our current or former directors and officers and against one of our stockholders, No Fear. A consolidated amended complaint was filed in March 2006 alleging that the defendants breached their fiduciary duties and injured us by allowing us to issue a misleading registration statement and prospectus in connection with our December 2004 public offering and alleging that No Fear sold Orange 21 stock while having knowledge of material, non-public information. The derivative plaintiffs seek compensatory damages, disgorgement of profits, treble damages and other relief. On May 4, 2006 the Court granted the defendants’ demurrer and dismissed the consolidated complaint, with leave to file an amended complaint. An amended complaint was filed on May 25, 2006, and on June 29, 2006 defendants filed their demurrer to that amended complaint. On January 16, 2007, the Company announced that it had reached an agreement to settle this action, subject to court approval. Under the settlement, No Fear and the insurer for the officer and director defendants have agreed to pay plaintiffs’ attorneys’ fees. In addition, the Company has agreed to continue adherence to a set of corporate governance guidelines. No amounts will be paid by the Company. The proposed settlement was approved by court in March 2007.

Litigation presents a distraction to our management, is expensive to conduct and could negatively affect our operating results.

Item 6.	Exhibits

Exhibit Number	Description of Document
3.2	Restated Certificate of Incorporation (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

3.4	Amended and Restated Bylaws (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

10.42	Loan and Security Agreement entered February 26, 2007 by and between Spy Optic, Inc. and BFI Business Finance (incorporated by reference to Form 8-K filed March 2, 2007)

10.43	General Continuing Guaranty entered February 26, 2007 by and between Orange 21 Inc. and BFI Business Finance (incorporated by reference to Form 8-K filed March 2, 2007)

31.1	Rules 13(a) -14(a) Certification of the Company’s Chief Executive Officer

31.2	Rules 13(a) -14(a) Certification of the Company’s Chief Financial Officer

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orange 21 Inc.
Date: May 21, 2007
	By	/s/ Jerry Collazo
Jerry Collazo
Chief Financial Officer