Form 10-Q
period 2007-06-30
Orange 21 Inc.
filed 2007-08-14
CIK 932372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 10, 2007, there were 8,123,064 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

ORANGE 21 INC. AND SUBSIDIARIES

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands, except number of shares and per share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,203	$1,279
Restricted Cash	2,023	1,728
Short-term investments	—	500
Accounts receivable, net	8,893	10,014
Inventories, net	12,543	9,276
Prepaid expenses and other current assets	1,246	1,584
Income taxes receivable	629	606
Deferred income taxes	1,780	1,827

Total current assets	28,317	26,814
Property and equipment, net	5,773	8,042
Goodwill	8,907	8,727
Intangible assets, net of accumulated amortization of $453 and $376 at June 30, 2007 and December 31, 2006, respectively	497	530
Deferred income taxes	2,923	1,575
Other long-term assets	62	69

Total assets	$46,479	$45,757

Liabilities and Shareholders’ Equity
Current liabilities
Lines of credit	$5,096	$2,976
Current portion of capital leases	410	410
Current portion of notes payable	840	251
Accounts payable	7,036	6,418
Accrued expenses and other liabilities	5,006	4,454
Deferred purchase price obligation	480	1,020
Income taxes payable	88	—

Total current liabilities	18,956	15,529
Notes payable, less current portion	1,020	593
Capitalized leases, less current portion	605	647
Deferred income taxes	333	300

Total liabilities	20,914	17,069
Stockholders’ equity
Preferred stock: par value $0.0001; 5,000,000 authorized; none issued	—	—
Common stock: par value $0.0001; 100,000,000 shares authorized; 8,123,064 and 8,100,564 shares issued and outstanding at June 30, 2007 and December 31, 2006	1	1
Additional paid-in-capital	36,471	36,336
Accumulated other comprehensive income	1,510	1,505
Accumulated deficit	(12,417)	(9,154)

Total stockholders’ equity	25,565	28,688

Total liabilities and stockholders’ equity	$46,479	$45,757

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net sales	$11,956	$10,271	$21,345	$19,653
Cost of sales	4,626	4,761	9,106	9,628

Gross profit	7,330	5,510	12,239	10,025
Operating expenses:
Sales and marketing	5,532	3,495	9,354	7,002
General and administrative	2,533	2,461	5,043	4,600
Shipping and warehousing	646	474	1,283	950
Research and development	241	253	434	519

Total operating expenses	8,952	6,683	16,114	13,071

Loss from operations	(1,622)	(1,173)	(3,875)	(3,046)
Other expense:
Interest expense	(147)	(89)	(214)	(124)
Foreign currency transaction (loss) gain	(130)	75	(181)	47
Other (expense) income	1	11	(47)	5

Total other expense	(276)	(3)	(442)	(72)

Loss before benefit for income taxes	(1,898)	(1,176)	(4,317)	(3,118)
Income tax benefit	(403)	(418)	(1,054)	(626)

Net loss	$(1,495)	$(758)	$(3,263)	$(2,492)

Net loss per share of Common Stock

Basic	$(0.18)	$(0.09)	$(0.40)	$(0.31)

Diluted	$(0.18)	$(0.09)	$(0.40)	$(0.31)

Shares used in computing net loss per share of Common Stock
Basic	8,108	8,084	8,104	8,084

Diluted	8,108	8,084	8,104	8,084

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
Operating Activities
Net loss	$(3,263)	$(2,492)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,910	1,522
Deferred income taxes	(1,275)	(321)
Share-based compensation	135	50
Provision for bad debts	187	224
Loss on sale/transfer of property and equipment	2,038	122
Change in operating assets and liabilities:
Accounts receivable	1,171	1,427
Inventories, net	(3,161)	1,020
Prepaid expenses and other current assets	352	(339)
Other assets	8	10
Accounts payable	505	696
Accrued expenses and other liabilities	440	(105)
Income tax payable/receivable	65	(289)

Net cash (used in) / provided by operating activities	(888)	1,525
Investing Activities
Purchases of property and equipment	(1,444)	(2,308)
Purchases of short-term investments	—	(1,500)
Proceeds from maturities of short-term investments	500	5,980
Investment in restricted cash	(296)	(850)
Proceeds from sale of property and equipment	88	35
Acquisition of business, net of cash acquired	(675)	(2,982)
Purchase of intangibles	(54)	(4)

Net cash used in investing activities	(1,881)	(1,629)
Financing Activities
Line of credit borrowings (repayments), net	2,463	(112)
Principal payments on notes payable	(175)	(225)
Proceeds from issuance of notes payable	788	491
Principal payments on capital leases	(216)	(230)

Net cash provided by / (used in) financing activities	2,860	(76)
Effect of exchange rate changes on cash and cash equivalents	(167)	515

Net (decrease) / increase in cash and cash equivalents	(76)	335
Cash and cash equivalents at beginning of period	1,279	2,669

Cash and cash equivalents at end of period	$1,203	$3,004

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$175	$188
Income taxes	$2	$283
Summary of noncash financing and investing activities:
Acquisition of property and equipment through capital leases	$155	$—

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations for the year ending December 31, 2007. The consolidated financial statements contained in this Form 10-Q should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Certain prior year amounts have been reclassified to conform to current year presentation.

2.	Recently Issued Accounting Pronouncements

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. There has been no material effect on the Company’s financial statements as a result of the adoption of FIN 48 as of June 30, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 157 will have on its financial statements.

In February 2007, the FASB released FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” and is effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently assessing the impact the adoption of this pronouncement will have on the financial statements.

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

At December 31, 2006, short-term investments consisted of auction rate securities of $500,000, which had no unrealized gains or losses at December 31, 2006. There were no short-term investments at June 30, 2007. Auction rate securities, for which the interest rate resets approximately every 7 to 28 days, have been allocated within the contractual maturities table based upon the set maturity date of the security. During the three and six months ended June 30, 2007 and 2006, the Company did not record any realized gains or losses on its short-term investments. At June 30, 2007 and December 31, 2006, the Company had no investments that have been in a continuous unrealized loss position for a period of 12 months.

At June 30, 2007 and December 31, 2006, the Company had $407,000 and $728,000, respectively of restricted cash which was held in an escrow account as required in accordance with the purchase agreement pursuant to which the Company acquired LEM S.r.l. (“LEM”), its manufacturing subsidiary. The escrow account relates to the earn-out provision of the purchase agreement. The escrow account must be maintained at a minimum level of 300,000 Euros through June 30, 2007. At June 30, 2007 and December 31, 2006, the Company also had $1.6 million and $1.0 million, respectively, on deposit to be used as collateral to secure the line of credit facility. See Note 9.

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

The Company used forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in its forecasted purchase of products at prices denominated in currencies other than the U.S. Dollar. For derivative instruments that are designated and qualify as cash flow hedges, the Company records the effective portion of the gain or loss on the derivative in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. The Company reports the effective portion of cash flow hedges in the same financial statement line as the changes in the value of the hedged item. As of June 30, 2007 and December 31, 2006, the notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges were approximately $0 and $5,023,000, respectively. As of June 30, 2007 and December 31, 2006, a net gain of approximately $149,000 and $355,000, respectively, related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive loss. It is expected that $149,000 will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

During the three and six months ended June 30, 2007 and 2006, the Company did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

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

Other derivatives designated as cash flow hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedges” (“SFAS No. 133”) consist primarily of forward contracts the Company uses to hedge foreign currency balance sheet exposures and interest rate swaps. For derivative instruments not designated as cash flow hedges under SFAS No. 133, the Company recognizes changes in fair value in earnings in the period of change. The Company recognizes the gains or losses on foreign currency forward contracts used to hedge balance sheet exposures in the foreign currency transaction gain.

As of June 30, 2007 and December 31, 2006, the notional amounts of the Company’s foreign exchange contracts not designated as hedging instruments were approximately $1,349,000 and $647,000, respectively.

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

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options and warrants and upon vesting of restricted stock, using the treasury stock method. For the three and six months ended June 30, 2007 and 2006, the Company has excluded all stock options, warrants and restricted stock awards since the effect of those securities would be anti-dilutive for these periods. The total potential common shares excluded from the calculation of diluted loss per share was 1,056,000 for the three and six months ended June 30, 2007 and 1,149,000 for the three and six months ended June 30, 2006, respectively.

6.	Comprehensive Income

Comprehensive income represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive income.

The components of accumulated other comprehensive income, net of tax, are as follows:

	June 30, 2007	December 31, 2006
	(Thousands)
Unrealized gain on cash flow hedges, net of tax	$149	$355
Equity adjustment from foreign currency translation	1,159	1,041
Unrealized gain on foreign currency exposure of net investment in foreign operations	202	109

Comprehensive income	$1,510	$1,505

7.	Accounts Receivable

Accounts receivable consisted of the following:

	June 30, 2007	December 31, 2006
	(Thousands)
Trade receivables	$11,448	$12,893
Less allowance for doubtful accounts	(970)	(847)
Less allowance for returns	(1,585)	(2,032)

Accounts receivable, net	$8,893	$10,014

8.	Inventories

Inventories consisted of the following:

	June 30, 2007	December 31, 2006
	(Thousands)
Raw materials	$2,622	$2,301
Work in process	889	1,024
Finished goods	9,032	5,951

Inventories, net	$12,543	$9,276

The Company’s balances are net of an allowance for obsolescence of approximately $2,773,000 and $3,611,000 at June 30, 2007 and December 31, 2006, respectively.

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

The Company received a loan in the amount of $650,000 upon the execution of the Loan Agreement. These proceeds were used to fully collateralize Comerica Bank for the letter of credit issued by Comerica on behalf of Orange 21 Inc. and LEM to San Paolo IMI in the amount of 1.2 million Euros. The letter of credit with Comerica expired in May 2007. The collateral of 1.2 million Euros was transferred to an interest bearing account with San Paolo IMI in Italy to serve as collateral for the LEM San Paolo IMI line of credit. At June 30, 2007, 1.2 million Euros remain in this account. At June 30, 2007, there were outstanding borrowings of $3.2 million under the Loan Agreement, bearing an interest rate of 10.88% and availability under this line of $1.8 million subject to eligible accounts receivable and inventory levels.

At June 30, 2007 and December 31, 2006, the Company also had a 2.2 million Euros line of credit in Italy with San Paolo IMI for LEM, which expires on September 30, 2007. This debt is normally negotiated on a yearly basis. Borrowing availability is based on eligible accounts receivable and export orders received at LEM. At June 30, 2007, there was approximately 0.8 million Euros available under this line of credit. At June 30, 2007 and December 31, 2006, outstanding amounts under this line of credit amounted to $1.9 million and $3.0 million, respectively, and bore interest at rates ranging from 4.0% to 4.85%.

10.	Notes Payable

Notes payables at June 30, 2007 consist of the following:

(Thousands)
Unsecured San Paolo IMI long-term debt, EURIBOR 6 months interest rate plus 1.0% spread, payable in half year installments due from March 2007 to February 2011	$747
Unsecured San Paolo IMI debt (“bridge loan”), EURIBOR 6 months interest rate plus 1% spread, due on September 30, 2007	377
Unsecured long-term debt, EURIBOR 6 months interest rate plus 1% spread, payable in half year installments due from December 2005 to December 2010	170
Unsecured long-term debt, fixed interest rate at 0.5%, payable in half year installments due from December 2005 to December 2010	71
Secured notes payable for software purchases, 4.55% interest rate with monthly payments of $15,000 due through August 2009 and 7.45% interest rate with monthly payments of $4,200 due through March 2010. Both secured by software	495

1,860
Less current portion	(840)

Notes payable, less current portion	$1,020

11.	Share-Based Compensation

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

In December 2004, the Board of Directors of the Company adopted, and the stockholders of the Company approved, the 2004 Stock Incentive Plan (the “Plan”). The Plan provides for the grant of incentive stock options to employees only, and restricted stock, stock units, nonqualified options or SARS to employees, consultants and outside directors. The Plan is administered by the Compensation Committee who determines the vesting period, exercise price and other details for each award. In April 2007, in connection with a determination by the Board of Directors to reduce the annual cash compensation paid to the non-employee directors of the Company, the Board of Directors approved an amendment and restatement of the Plan that: (1) increases the number of shares of the Company’s Common Stock underlying the non-qualified stock options that are automatically granted to the Company’s non-employee directors upon their appointment to the Board of Directors and on an annual basis thereafter and (2) modifies the vesting schedule for the automatic option grants made to non-employee directors upon their initial appointment to the Board of Directors. The amendment and restatement of the Plan was approved by the Company’s stockholders at the annual meeting held on June 12, 2007.

Prior to the adoption of the Plan, the Company had periodically granted nonqualified common stock options to certain employees and officers of the Company. These stock options generally vest ratably over a five-year period and expire ratably five years after each vesting date. Generally, the exercise price of all stock options granted equaled the fair value of the Company’s common stock on the date of grant, which resulted in no compensation expense when the stock options were issued.

Stock Option Activity

	Shares	Weighted- Average Exercise Price	Weight-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(Thousands)
Options outstanding at December 31, 2006	804,688	6.64
Granted	90,000	6.46
Forfeited	(72,813)	5.91

Options outstanding at June 30, 2007	821,875	6.68	6.82	$656

Options exercisable at June 30, 2007	679,617	$6.85	6.43	$559

Intrinsic value is defined as the difference between the relevant current market value of the common stock and the grant price for options with exercise prices less than the market values on such dates. During the three and six months ended June 30, 2007 and 2006, the Company received approximately $0 in cash proceeds from the exercise of stock options.

Information regarding stock options outstanding as of June 30, 2007 is as follows:

	Options Outstanding			Options Exercisable
Price Range	Shares	Weighted- Average Exercise Price	Weight- Average Remaining Contractual Term (years)	Shares	Weighted- Average Exercise Price
$1.60 - $3.20	65,625	$2.44	4.30	65,625	$2.44
$ 4.80	116,250	$4.80	1.10	98,437	$4.80
$4.81 - $5.95	90,000	$5.21	8.75	55,555	$5.40
$ 6.12	115,000	$6.12	8.22	115,000	$6.12
$ 6.46	90,000	$6.46	9.95	—	$—
$ 8.75	345,000	$8.75	7.45	345,000	$8.75

Total	821,875	$6.68	6.82	679,617	$6.85

Restricted Stock Awards

The Company periodically issues restricted stock awards to certain key employees subject to certain vesting requirements based on future service.

Restricted Stock Award Activity

	Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2006	110,000	$4.99
Released	(22,500)	5.01

Non-vested at June 30, 2007	87,500	$4.98

The Company recognized the following share-based compensation expense during the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Thousands, except per share amounts)		(Thousands, except per share amounts)
Stock options
General and administrative expense	$42	$22	$73	$44
Restricted stock
General and administrative expense	22	3	42	3
Selling and marketing	8	2	15	2
Research and development	3	1	5	1

Total	75	28	135	50
Income tax benefit	(26)	(10)	(46)	(17)

Stock-based compensation expense, net of taxes	49	18	89	33
Effect of stock-based compensation on net loss per share:
Basic	(0.01)	(0.00)	(0.01)	(0.00)
Diluted	(0.01)	(0.00)	(0.01)	(0.00)

The following table summarizes the approximate unrecognized compensation cost for the share-based compensation awards and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Expense	Weighted Average Remaining Years
	(Thousands)
Stock options	$370	1.31
Restricted stock awards	413	3.03

Total	$783

12.	Related Party Transactions

Customer Sales

No Fear, Inc. (“No Fear”), a stockholder, owns retail stores that purchase products from the Company. Aggregated sales to these stores during the three months ended June 30, 2007 and 2006 were approximately $329,000 and $291,000, respectively. Aggregated sales to these stores during the six months ended June 30, 2007 and 2006 were approximately $512,000 and $539,000, respectively. Accounts receivable due from these stores amounted to $389,000 and $222,000 at June 30, 2007 and December 31, 2006, respectively.

Stockholders of the Company, other than No Fear, own retail stores and distribution companies that purchase products from the Company. Aggregated sales to these stores during the three months ended June 30, 2007 and 2006 were approximately $224,000 and $209,000, respectively. Aggregated sales to these stores during the six months ended June 30, 2007 and 2006 were approximately $715,000 and $441,000, respectively. Accounts receivable due from these entities amounted to approximately $475,000 and $440,000 at June 30, 2007 and December 31, 2006, respectively.

Polinelli S.r.l., a stockholder of which is a member of the Board of Directors and a former shareholder of the Company’s wholly owned subsidiary LEM, purchases products from the Company. Aggregated sales to Polinelli S.r.l., during the three months ended June 30, 2007 and 2006 were $68,000 and $170,000, respectively. Aggregated sales to Polinelli S.r.l., during the six months ended June 30, 2007 and 2006 were $262,000 and $578,000, respectively. Accounts receivable due from Polinelli S.r.l., amounted to $102,000 and $341,000 at June 30, 2007 and December 31, 2006, respectively.

Design Services

The Company has a product design services agreement with Jerome Mage, through his business Mage Design LLC, for the design and development of eyewear, apparel and accessory product lines. Mage Design LLC is also a stockholder. The total amounts expensed related to these services during the three months ended June 30, 2007 and 2006 were approximately $92,000 and $138,000, respectively. The total amounts expensed related to these services during the six months ended June 30, 2007 and 2006 were approximately $207,000 and $263,000, respectively. Accounts payable due to Mage Design LLC amounted to $30,000 and $86,000 at June 30, 2007 and December 31, 2006.

Other

On July 19, 2007, the Company announced that it is in preliminary discussions to potentially acquire certain assets of No Fear. See Note 17.

13.	Commitments and Contingencies

Operating Leases

The Company leases its principal administrative and distribution facilities in Carlsbad, California and a warehouse facility in Varese, Italy, which is used primarily for international sales and distribution. LEM leases four buildings in Italy that are used for office space, warehousing and manufacturing. In addition, the Company utilizes some third party warehousing in both the United States and Europe. The Company also leases certain computer equipment, vehicles and temporary housing in Italy. Rent expense was approximately $179,000 and $183,000 for the three months ended June 30, 2007 and 2006, respectively. Rent expense was approximately $340,000 and $355,000 for the six months ended June 30, 2007 and 2006, respectively.

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

Litigation

From time to time the Company is involved in litigation arising from its activities. Presently, the Company is not involved in any litigation the outcome of which, if determined in a manner adverse to the Company, likely would have a material adverse effect on the Company, its operations or results of operations.

Securities Class Action

The Company, its directors and certain of its officers were named as defendants in two stockholder lawsuits filed in the United States District Court for the Southern District of California. A consolidated complaint, filed October 11, 2005, sought unspecified damages on behalf of an alleged class of persons who purchased the Company’s common stock pursuant to the registration statement filed in connection with the Company’s initial public offering of stock on December 14, 2004. The complaint alleged that the Company and its officers and directors violated federal securities laws by failing to disclose in the registration statement material information about plans to make a distribution change in its European operations, the Company’s dealings with one of its customers and whether certain of the Company’s products infringe on the intellectual property rights of Oakley, Inc. The Company filed a motion to dismiss the complaint which the court granted on March 29, 2006. The court allowed plaintiffs to file an amended complaint with respect to their claim about the European distribution change only. The plaintiffs filed an amended complaint on April 7, 2006. On May 7, 2006, the Company filed a motion to dismiss that amended complaint. On January 16, 2007, the Company announced that it had reached an agreement to settle this action, subject to court approval. Under the proposed settlement, $1.4 million was paid to the class of plaintiffs and for plaintiffs’ attorneys’ fees from proceeds of the Company’s directors’ and officers’ insurance. No amounts will be paid by the Company. The settlement received court approval on May 1, 2007.

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

Information related to the Company’s operating segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Thousands)		(Thousands)
Net sales:
Distribution	$10,581	$9,293	$18,960	$18,001
Manufacturing	1,375	978	2,385	1,652
Intersegment	4,116	2,771	7,741	3,554
Eliminations	(4,116)	(2,771)	(7,741)	(3,554)

Total	$11,956	$10,271	$21,345	$19,653

Operating income (loss):
Distribution	$(1,747)	$(1,316)	$(3,929)	$(2,690)
Manufacturing	125	143	54	(356)

Total	$(1,622)	$(1,173)	$(3,875)	$(3,046)

Net income (loss):
Distribution	$(1,431)	$(795)	$(3,028)	$(1,925)
Manufacturing	(63)	37	(234)	(567)

Total	$(1,494)	$(758)	$(3,262)	$(2,492)

	June 30, 2007	December 31, 2006
	(Thousands)
Tangible long-lived assets:
Distribution	$2,515	$4,922
Manufacturing	3,258	3,120

Total	$5,773	$8,042

The Company markets its products domestically and internationally, with its principal international market being Europe. Revenue is attributed to the location from which the product was shipped. Identifiable assets are based on location of domicile.

	Three Months Ended June 30,				Six Months Ended June 30,
	U.S. and Canada	Europe and Asia Pacific	Consolidated	Intersegment	U.S. and Canada	Europe and Asia Pacific	Consolidated	Intersegment
		(Thousands)		(Thousands)		(Thousands)		(Thousands)
	2007			2007	2007			2007
Net sales	$9,426	$2,530	$11,956	$4,116	$16,651	$4,694	$21,345	$7,741

	2006			2006	2006			2006
Net sales	$8,347	$1,924	$10,271	$2,771	$16,298	$3,355	$19,653	$3,554

	June 30, 2007	December 31, 2006
	(Thousands)
Tangible long-lived assets:
U.S. and Canada	$1,861	$4,171
Europe and Asia Pacific	3,912	3,871

Total	$5,773	$8,042

15.	Point-of-Purchase Displays

During June 2007, the Company expensed approximately $2.0 million (the balance net of accumulated depreciation) of point-of-purchase displays in the U.S. to sales and marketing expense, as a result of transferring ownership of these displays to customers. In addition, in the U.S., future point-of-purchase displays will no longer be capitalized since the displays will be owned by the customers. The cost of these displays will be charged to sales and marketing expense.

16.	Acquisitions

On January 16, 2006, the Company completed the acquisition of its primary manufacturer LEM. The total purchase price for LEM was 3.5 million Euros or $4.2 million in cash, plus a two year earn-out based on LEM’s future sales. Under the terms of the earn-out, the Company is obligated to make quarterly payments based on unit sales, up to a maximum of 1.4 million Euros, through December 31, 2007 of which the Company has paid 1,044,000 Euro or $1,351,000 as of June 30, 2007. It is considered probable that the maximum amount of additional consideration will be earned. Accordingly, the entire amount has been included in the purchase price allocation. The acquisition of LEM has allowed the Company to control its primary manufacturer and ensure a continued source of supply for the Company’s products.

The acquisition was accounted for under the purchase method of accounting; and, accordingly, the purchased assets and liabilities assumed were recorded at their estimated fair values at the date of the acquisition based on internal valuations and third party appraisals. The purchase price allocation for this acquisition resulted in an excess of the purchase price over net tangible assets acquired of approximately $8.2 million. $0.2 million was allocated to customer relationships, which is being amortized on a straight-line basis over the estimated useful life of 7 years. The remaining $8.0 million was allocated to goodwill. An independent appraisal was utilized to identify and estimate the fair value of the intangible asset acquired, using the income approach and the residual earnings method. Significant assumptions used in the residual earnings method included an income tax rate of 37.25%, a target EBIT margin of 13% and a long-term growth rate of 3.0%. Goodwill arises from the Company being able to control its primary manufacturer.

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

Goodwill at June 30, 2007 and December 31, 2006 was $8.9 million and $8.7 million, respectively. The change in goodwill represents a difference in foreign exchange spot rates used in translation of LEM’s, our Italian subsidiary, books during consolidation in accordance SFAS FAS No. 52.

17.	Subsequent Events

On July 19, 2007, the Company announced that it is engaged in preliminary discussions with No Fear with respect to the potential acquisition of certain of No Fear’s assets. In connection with such discussions, the Company’s board of directors established a committee of the board comprised of directors who are independent and who have no interest in the potential transaction except to the extent of their interest as stockholders of Orange 21 Inc. There are no agreements, understandings or commitments between Orange 21 Inc. and No Fear with respect to any such potential transaction, except for certain confidentiality obligations. There is no guarantee that any such transaction will occur, or if it does occur on what terms such transaction would occur. There is also no guarantee that the Company would be successful in integrating any assets acquired.

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

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include but are not limited to: risks related to our ability to manage growth; risks related to the limited visibility of future orders; the ability to identify and work with qualified manufacturing partners and consultants; the ability to expand distribution channels and retail operations in a timely manner; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; the ability to continue to develop, produce and introduce innovative new products in a timely manner; the ability to source raw materials and finished products at favorable prices; the ability to identify and execute successfully cost control initiatives; uncertainties associated with our ability to maintain a sufficient supply of products and to manufacture successfully our products and inventory levels; the integration of the LEM acquisition; the performance of new products and continued acceptance of current products; the execution of strategic initiatives and alliances; uncertainties associated with intellectual property protection for our products; matters generally affecting the domestic and global economy, such as changes in interest and currency rates; and other factors described in Item 1A of Part II of this Quarterly Report under the caption “Risk Factors,” as well as those discussed elsewhere in this Quarterly Report. Readers are urged not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report and in the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006, previously filed with the Securities and Exchange Commission.

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

Results of Operations

Three Months Ended June 30, 2007 and 2006

Net Sales

Our net sales are derived primarily from the sale of sunglasses, snow and motocross goggles, and apparel and accessories. Net sales are also derived from sales of eyewear products manufactured by our Italian manufacturer to non-Company owned entities. All intercompany sales transactions are eliminated in the consolidated financial statements.

Consolidated net sales increased to $11.9 million for the three months ended June 30, 2007 from $10.3 million for the three months ended June 30, 2006. The increase is partly due to increased sales and marketing efforts, including an increase in sales force, and an improvement in product mix. Additionally, during the three months ended June 30, 2006, we experienced delays in manufacturing and shipping of our sunglass and goggle products and distributor transitions in Australia and Asia. These delays have been a result of poor logistical operations, lack of manufacturing equipment and weak management infrastructure in our Italian subsidiary, LEM. We have experienced similar delays during 2007 and anticipate that we will continue to experience manufacturing and shipping delays during the rest of 2007, and that these delays may have a material impact on our results of operations.

Domestic net sales represented 80% and 86% of total net sales for the three months ended June 30, 2007 and 2006, respectively. Foreign net sales represented 20% and 14% of total net sales for the three months ended June 30, 2007 and 2006, respectively. The sales mix on a dollar basis for the three months ended June 30, 2007 and 2006 was 97% and 96%, respectively, for eyewear and 3% and 4%, respectively, for apparel and accessories.

Cost of Sales and Gross Profit

Our cost of sales consists primarily of finished product, retail packaging and shipping costs. Other costs include costs associated with the purchasing function of our products, quality control and realized gains and losses on currency contracts, in Euros, used to hedge our purchase risk on inventories. In addition, it includes both raw materials and indirect production and overhead costs related to our Italian based manufacturer. All intercompany purchases are eliminated in the consolidated financial statements. In addition, gross profit related to intercompany purchases still in inventory products at the end of the accounting period is eliminated in the consolidated financial statements.

Our consolidated gross profit increased 33% to $7.3 million for the three months ended June 30, 2007 from $5.5 million for the three months ended June 30, 2006. Gross profit as a percentage of sales increased to 61% for the three months ended June 30, 2007 from 54% for the three months ended June 30, 2006. The increase in gross profit and gross profit as a percentage of sales is largely due to efficiencies achieved at LEM, our subsidiary and primary manufacturer and a more favorable product mix. Sales of apparel, which has a lower profit margin than eyewear, were down during 2007 compared to 2006. The increase is also partly due to net decreases in inventory reserves for slow moving and obsolete inventory that is no longer being marketed for resale of approximately of $0.6 million. During the three months ended June 30, 2007, inventory was sold with an adjusted basis of $0.2 million for approximately $0.5 million in revenue, affecting margins by $0.3 million or 2% of net sales. The remaining decrease in the inventory reserve was mainly due to the disposal of product which has no effect on the results of operations.

Sales and Marketing Expense

Our sales and marketing expense consists primarily of wages and related payroll and employee benefit costs, point-of-purchase expenses (depreciation) and store display and promotional items, athlete contracts and royalty expenses, advertising costs and trade show expenses. Advertising costs are expensed as incurred.

Sales and marketing expense increased 58% to $5.5 million for the three months ended June 30, 2007 from $3.5 million for the three months ended June 30, 2006. The increase was primarily due to a $2.0 million write off of point-of-purchase displays in the U.S., which was a result of transferring ownership of the displays to our customers during June 2007. In addition, in the U.S., further purchases of point-of-purchase displays will no longer be capitalized since the displays will be owned by the customers. The cost of these displays will be charged to sales and marketing expense. We do not expect this change to materially affect our results of operations in future periods.

General and Administrative Expense

Our general and administrative expense consists primarily of wages and related payroll and employee benefit costs, facility costs, business insurance, bad debt expense, utilities, legal and accounting professional fees, other facility-related costs including depreciation and other general corporate expenses.

General and administrative expense remained consistent at $2.5 million for the three months ended June 30, 2007 and 2006. We experienced increases in legal fees in the U.S. of $0.2 million, severance pay for LEM employees and related legal fees of $0.2 million, Canada GST taxes of $0.1 million, share-based compensation in accordance with SFAS No. 123(R) and depreciation and amortization costs. These increases were offset by various decreases including decreases in travel, business insurance, employee-related compensation expenses in the U.S. and Italy, investor relations related costs and information technology expenses.

Shipping and Warehousing Expense

Shipping and warehousing expense consists primarily of wages and related payroll and employee benefit costs, packaging supplies, third-party warehousing and third-party fulfillment costs, facility costs and utilities. Shipping and warehousing expense increased 36% to $0.6 million for the three months ended June 30, 2007 from $0.5 million for the three months ended June 30, 2006. The increase was primarily due to increased costs related to shipping methods used (air freight versus sea shipment) as a result of manufacturing and shipping delays experienced in 2006 and the six months ended June 30, 2007. These delays have been a result of poor logistical operations, lack of manufacturing equipment and weak management infrastructure in our Italian subsidiary, LEM. The increase is also due to increased expenses related to an increase in sales.

Research and Development Expense

Research and development expense currently consists primarily of wages and related payroll and employee benefit costs, consulting fees to Mage Design, LLC, travel expenses and prototype and sample expenses. Research and development expense decreased slightly to $0.2 million for the three months ended June 30, 2007 from $0.3 million for the three months ended June 30, 2006. The decrease is mainly due to an effort made late in 2006 to reduce research and development expense through a reduction in employee compensation expense.

Other Net Expense

Other net expense was $0.3 million for the three months ended June 30, 2007 compared to other net expense of $3,000 for the three months ended June 30, 2006. The change in other net expense is primarily due to increases in net interest expense and foreign exchange losses.

Income Tax Benefit

The income tax benefit for the three months ended June 30, 2007 and 2006 was $0.4 million. The effective tax rate for the three months ended June 30, 2007 and 2006 was 21% and 36%, respectively. The decrease in the effective tax rate was due to a larger tax liability recorded in Italy during the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Net Loss

A net loss of $1.5 million was incurred for the three months ended June 30, 2007 compared to a net loss of $0.8 million for the three months ended June 30, 2006.

Six Months Ended June 30, 2007 and 2006

Net Sales

Consolidated net sales increased to $21.3 million for the six months ended June 30, 2007 from $19.7 million for the six months ended June 30, 2006. The increase is partly due to increased sales and marketing efforts, including an increase in sales force, and an improvement in product mix. Additionally, during the six months ended June 30, 2006, we experienced delays in manufacturing and shipping of our sunglass and goggle products and distributor transitions in Australia and Asia. These delays have been a result of poor logistical operations, lack of manufacturing equipment and weak management infrastructure in our Italian subsidiary, LEM. We have experienced similar delays during 2007 and anticipate that we will continue to experience manufacturing and shipping delays during the rest of 2007, and that these delays may have a material impact on our results of operations.

Domestic net sales represented 79% and 85% of total net sales for the six months ended June 30, 2007 and 2006, respectively. Foreign net sales represented 21% and 15% of total net sales for the six months ended June 30, 2007 and 2006, respectively. The sales mix on a dollar basis for the six months ended June, 2007 and 2006 was 95% and 96%, respectively, for eyewear and 5% and 4%, respectively, for apparel and accessories.

Cost of Sales and Gross Profit

Our consolidated gross profit increased 22% to $12.2 million for the six months ended June 30, 2007 from $10.0 million for the six months ended June 30, 2006. Gross profit as a percentage of sales increased to 57% for the six months ended June 30, 2007 from 51% for the six months ended June 30, 2006. The increase in gross profit and gross profit as a percentage of sales is largely due to efficiencies achieved at LEM, our subsidiary and primary manufacturer and a more favorable product mix. The increase is also partly due to net decreases in inventory reserves for slow moving and obsolete inventory that is no longer being marketed for resale of approximately of $0.8 million. During the six months ended June 30, 2007 inventory was sold with an adjusted basis of $0.5 million for approximately $1.1 million in revenue, affecting margins by $0.6 million or 3% of net sales. The remaining decrease in the inventory reserve was mainly due to the disposal of product which has no effect on the results of operations.

Sales and Marketing Expense

Sales and marketing expense increased 34% to $9.4 million for the six months ended June 30, 2007 from $7.0 million for the six months ended June 30, 2006. The increase was primarily due to a $2.0 million write off of point-of-purchase displays in the U.S., which was a result of transferring ownership of the point-of-purchase displays to our customers during June 2007. In addition, in the U.S., further purchases of point-of-purchase displays will no longer be capitalized since the displays will be owned by the customers. The cost of these displays will be charged to sales and marketing expense. We do not expect this change to materially affect our results of operations in future periods.

General and Administrative Expense

General and administrative expense increased 10% to $5.0 million for the six months ended June 30, 2007 from $4.6 million for the six months ended June 30, 2006. The increase in general and administrative expense was primarily due to increases in severance pay for LEM employees and related legal fees of $0.2 million, consulting fees of $0.2 million, Canada GST Taxes of $0.1 million, legal fees of $0.1 million, employee-related compensation in the U.S. of $0.1 million, share-based compensation in accordance with SFAS No. 123(R) and depreciation and amortization costs. The increases were partly offset by decreases in audit fees of $0.2 million, travel, business insurance, investor relations related costs and information technology expenses.

Shipping and Warehousing Expense

Shipping and warehousing expense consists primarily of wages and related payroll and employee benefit costs, packaging supplies, third-party warehousing and third-party fulfillment costs, facility costs and utilities. Shipping and warehousing expense increased 35% to $1.3 million for the six months ended June 30, 2007 from $1.0 million for the six months ended June 30, 2006. The increase was primarily due to increased costs related to shipping methods used (air freight versus sea shipment) as a result of manufacturing and shipping delays experienced in 2006 and the six months ended June 30, 2007. These delays have been a result of poor logistical operations, lack of manufacturing equipment and weak management infrastructure in our Italian subsidiary, LEM. The increase is also due to increased expenses related to an increase in sales.

Research and Development Expense

Research and development expense decreased 16% to $0.4 million for the six months ended June 30, 2007 from $0.5 million for the six months ended June 30, 2006. The decrease is mainly due to an effort made late in 2006 to reduce research and development expense through a reduction in employee compensation expense.

Other Net Expense

Other net expense was $0.4 million for the six months ended June 30, 2007 compared to other net expense of $0.1 million for the six months ended June 30, 2006. The change in other net expense is primarily due to increases in net interest expense, foreign exchange losses and losses on disposals of fixed assets.

Income Tax Benefit

The income tax benefit for the six months ended June 30, 2007 was $1.1 million compared to $0.6 million for the six months ended June 30, 2006. The effective tax rate for the six months ended June 30, 2007 and 2006 was 24% and 20%, respectively. The increase in the effective tax rate was due to a larger proportion of the pretax losses incurred in the U.S. versus in Italy.

Net Loss

A net loss of $3.3 million was incurred for the six months ended June 30, 2007 compared to a net loss of $2.5 million for the six months ended June 30, 2006.

Liquidity and Capital Resources

Cash flow activities

Cash provided by or used in operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation, amortization, deferred income taxes, provision for bad debts, stock compensation expense and the effect of changes in working capital and other activities. Cash used in operating activities for the six months ended June 30, 2007 was approximately $0.9 million, which consisted of a net loss of $3.3 million, adjustments for non-cash items of approximately $3.0 million and $0.6 million used in working capital and other activities. Working capital and other activities consisted primarily of a $1.2 million decrease in accounts receivable due to timing of cash receipts and a $3.2 million increase in net inventory due primarily to an increase in inventory in anticipation of future sales.

Cash provided by operating activities for the six months ended June 30, 2006 was approximately $1.5 million and consisted of a net loss of $2.5 million, adjustments for non-cash items of approximately $1.6 million, and $2.4 million provided by working capital and other activities. Working capital and other activities consisted primarily of a decrease in accounts receivables of $1.4 million, a decrease in inventory of $1.0 million due to sales, and an increase in accounts payable and accrued liabilities of $0.6 million. This was offset by increases in prepaid expenses and other current assets and income taxes receivable of $0.3 million and $0.3 million, respectively.

Cash used in investing activities during the six months ended June 30, 2007 was $1.9 million and was primarily attributable to the purchase of $1.4 million of fixed assets, including retail point-of-purchase displays. Going forward, point-of-purchase displays in the U.S. will be expensed as a sales and marketing expense. Additionally, we made a $0.3 million net investment in restricted cash of which $1.3 million is related to collateralization of our financing arrangements offset partly by disbursements in restricted cash of $1.0 million related to requirements of the purchase agreement for the acquisition of LEM that were paid out during the year. We had an offset of approximately $0.5 million due to net proceeds received on short-term investments.

Cash used in investing activities for the six months ended June 30, 2006 was $1.6 million and was attributable primarily to capital expenditures of $2.3 million, $3.0 million for the acquisition of LEM, and $0.9 million related to the escrow account required as a result of the LEM acquisition. Capital expenditures were primarily for the purchase of retail point-of-purchase displays and software.

Cash provided by financing activities for the six months ended June 30, 2007 was $2.9 million and was mainly attributable to $2.5 million in net proceeds received through our BFI Loan Agreement and $0.6 million in net proceeds received through the issuance of notes payable, partially offset by $0.2 million for capital lease principal payments.

Cash used in financing activities for the six months ended June 30, 2006 was $0.1 million and was due primarily to net repayments of outstanding balances on LEM’s lines of credit of $0.1 million, net proceeds on LEM notes payables of $0.2 million related to our purchase a new software package and payments on capital leases of $0.2 million.

Credit Facilities

At December 31, 2006, we had financing arrangements with Comerica Bank consisting of a line of credit facility with a $5.0 million limit, a foreign exchange facility and letter of credit accommodations. These arrangements were secured by all our assets, excluding our intellectual property, and a $1.0 million collateral cash deposit with Comerica, and were subject to certain covenants, including several liquidity, debt coverage and minimum equity ratios. The $5.0 million available line of credit was reduced by the amount of outstanding letters of credit (sub limit of $4.1 million) and 10% of outstanding foreign exchange forward contracts ($0.9 million sub limit). Borrowings were limited to cover any outstanding letters of credit issued to San Paolo IMI on behalf of LEM (3.0 million Euros or $3.9 million at December 31, 2006).

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

On February 26, 2007, Spy Optic, Inc. entered into a Loan and Security Agreement (“Loan Agreement”) with BFI Business Finance (“BFI”) with a maximum borrowing capacity of $5.0 million. Actual borrowing availability under the Loan Agreement is based on eligible trade receivable and inventory levels of Spy Optic, Inc. Loans extended pursuant to the Loan Agreement will bear interest at a rate per annum of 2.5% above the higher of (i) the prime rate as reported in the western edition of the Wall Street Journal from time to time or (ii) 8% with a minimum monthly interest charge of $2,000. We granted BFI a security interest in all of Spy Optic, Inc.’s assets as security for its obligations under the Loan Agreement, except for its copyrights, patents, trademarks, servicemarks and related applications. Additionally, the obligations under the Loan Agreement are guaranteed by Orange 21 Inc.

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

We received a loan in the amount of $650,000 upon the execution of the Loan Agreement. These proceeds were used to fully collateralize Comerica Bank for the letter of credit issued by Comerica on behalf of Orange 21 Inc. and LEM to San Paolo IMI in the amount of 1.2 million Euros. The letter of credit with Comerica expired in May 2007. The collateral of 1.2 million Euros was transferred to an interest bearing account with San Paolo IMI in Italy to serve as collateral for the LEM San Paolo IMI line of credit. At June 30, 2007, 1.2 million Euros remain in this account. At June 30, 2007, there were outstanding borrowings of $3.2 million under the Loan Agreement, bearing an interest rate of 10.88% and availability under this line of $1.8 million subject to eligible accounts receivable and inventory levels.

At June 30, 2007 and December 31, 2006, we also had a 2.2 million Euros line of credit in Italy with San Paolo IMI for LEM, which expires on September 30, 2007. This debt is normally negotiated on a yearly basis. Borrowing availability is based on eligible accounts receivable and export orders received at LEM. At June 30, 2007, there was approximately 0.8 million Euros available under this line of credit. At June 30, 2007 and December 31, 2006, amounts outstanding under this line of credit amounted to $1.9 million and $3.0 million, respectively, and bore interest at rates ranging from 4.0% to 4.85%.

If we are able to achieve anticipated net sales, manage our inventory and manage operating expenses, we believe that our cash on hand and available loan facilities will be sufficient to enable us to meet our financing and operating requirements for at least the next 12 months. Otherwise, changes in operating plans, lower than anticipated net sales, increased expenses or other events, including those described in Item 1A, “Risk Factors,” may make it difficult for us to seek additional debt or equity financing in the future. Our future capital requirements will depend on many factors, including our rate of net sales growth, continuing financing requirements related to our recent acquisition of LEM, the expansion of our sales and marketing activities and the continuing market acceptance of our product designs. We may be required to seek equity or debt financing in the future, which would result in additional dilution of our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations.

Off-balance sheet arrangements

We did not enter into any off-balance sheet arrangements during the three or six months ended June 30, 2007 or during 2006, nor did we have any off-balance sheet arrangements outstanding at June 30, 2007 or December 31, 2006.

Long-term financial obligations and other commercial commitments

We have summarized our significant financial contractual obligations as of December 31, 2006 in our Annual Report on Form 10-K. There have been no subsequent material changes to our contractual obligations since December 31, 2006 except for the Loan Agreement entered into on February 26, 2007 as discussed above. At June 30, 2007 the total amount due under the Loan Agreement is $3.2 million which is considered to be short-term and payable within one year.

Income Taxes

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the deferred tax assets, net of the valuation allowance, will be realized. Accordingly, we have recorded no valuation allowance for our U.S. operations at June 30, 2007 and December 31, 2006. At June 30, 2007 and December 31, 2006, we have recorded a full valuation allowance for our wholly owned subsidiaries, Spy Optic, S.r.l and LEM.

Backlog

Historically, purchases of sunglass and motocross eyewear products have not involved significant pre-booking activity. Purchases of our snow goggle products are generally pre-booked and shipped primarily from August to October.

We experienced delays in manufacturing and shipping our sunglass and goggle products in the six months ended June 30, 2007 and in fiscal year 2006. These delays have materially affected our results of operations. We anticipate that we will continue to experience manufacturing and shipping delays during the remainder of 2007, and that these delays will continue to have a material effect on our results of operations.

Seasonality

Our net sales fluctuate from quarter to quarter as a result of changes in demand for our products. Historically, we have experienced greater net sales in the second half of the fiscal year as a result of the seasonality of our products and the markets in which we sell our products. We generally sell more of our sunglass products in the first half of the fiscal year and a majority of our goggle products in the last half of the fiscal year. We anticipate that this seasonal impact on our net sales will continue. As a result, our net sales and operating results have fluctuated significantly from period-to-period in the past and are likely to do so in the future.

Inflation

We do not believe inflation has had a material impact on our operations in the past, although there can be no assurance that this will be the case in the future.

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

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

Revenue Recognition

The Company’s revenue is primarily generated through sales of sunglasses, goggles and apparel, net of returns and discounts. Revenue is recognized in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition. Under SAB 104, revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. These criteria are usually met upon delivery to our carrier, which is also when the risk of ownership and title passes to our customers.

Generally, we extend credit to our customers after performing credit evaluations and do not require collateral. Our payment terms generally range from net-30 to net-90, depending on the country or whether we sell directly to retailers in the country or to a distributor. Our distributors are typically set up as prepay accounts; however credit may be extended to certain distributors, usually upon receipt of a letter of credit. Generally, our sales agreements with our customers, including distributors, do not provide for any rights of return or price protection. However, we do approve returns on a case-by-case basis in our sole discretion. We record an allowance for estimated returns when revenues are recorded. The allowance is calculated using historical evidence of actual returns. Historically, actual returns have been within our expectations. If future returns are higher than our estimates, our earnings would be adversely affected.

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

A reserve is maintained for obsolete or slow moving inventory. Products are reserved at certain percentages based on their probability of selling, which is estimated based on current and estimated future customer demands and market conditions. Historically, there has been variability in the amount of write offs, compared to estimated reserves. These estimates could vary significantly, either favorably or unfavorably, from actual experience if future economic conditions, levels of consumer demand, customer inventory or competitive conditions differ from expectations.

Goodwill

Goodwill is not amortized but instead is measured for impairment at least annually, or when events indicate that a likely impairment exists. We evaluate the recoverability of goodwill at least annually based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. The fair value of each reporting unit was determined using a combination of the income approach and the market approach. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. The present value of estimated future cash flows uses our estimates of profit for the reporting units, driven by assumed market growth rates and assumed market segment share, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage the underlying business. Under the market approach, fair value is estimated based on market multiples of earnings for comparable companies and similar transactions.

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

We have established a valuation allowance against our deferred tax assets in each jurisdiction where we cannot conclude that it is more likely than not those assets will be realized. In the event that actual results differ from our forecasts or we adjust the forecast or assumptions in the future, the resultant change in the valuation allowance could have a significant impact on future income tax expense.

We are subject to income taxes in the United States and foreign jurisdictions. In the ordinary course of our business, there are calculations and transactions, including transfer pricing, where the ultimate tax determination is uncertain. In addition, changes in tax laws and regulations as well as adverse judicial rulings could materially affect the income tax provision.

Foreign Currency and Derivative Instruments

The functional currency of each of our foreign wholly owned subsidiaries, Spy Optic, S.r.l., LEM and our Canadian division is the respective local currency. Accordingly, we are exposed to transaction gains and losses that could result from changes in foreign currency. Assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income (loss).

We designate our derivatives based upon the criteria established by SFAS No. 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of SFAS 133”, (“SFAS No. 138”) and SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s fair value gain or loss is initially reported as a component of accumulated other comprehensive income (loss). Any realized gain or loss on such derivative is reported in cost of goods sold in the accounting period in which the hedged transaction affects earnings. The fair value gain or loss from the ineffective portion of the derivative is reported in other income (expense) immediately. For a derivative that does not qualify as a cash flow hedge, the change in fair value is recognized at the end of each accounting period in other income (expense).

Commitments and Contingencies

We have entered into operating leases, primarily for facilities, and have commitments under endorsement contracts with selected athletes and others who endorse our products. We also have an agreement with our primary product designer.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At June 30, 2007, we had $3.2 million outstanding debt under our Loan Agreement with BFI and availability under the Loan Agreement of $1.8 million, subject to eligible accounts receivable and inventory levels. The amount outstanding under this loan facility at any time may fluctuate and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest rate would have a material effect on our results of operations or financial condition based on our current borrowing needs.

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

As of June 30, 2007, we had no outstanding foreign currency contracts designated as cash flow hedges. At June 30, 2007, we had $1,349,000 in Euro foreign currency contracts at an average Euro rate of 1.35 not designated as hedging instruments. The exchange rate for the Euro to the U.S. Dollar ranged from 1.29 to 1.37 during the six months ended June 30, 2007.

As part of our risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from a change in foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which we were exposed at June 30, 2007 through its derivative financial instruments.

The estimated one-day loss from our foreign currency derivative financial instruments, calculated using the sensitivity model described above, is approximately $135,000 at June 30, 2007. We believe that such a hypothetical loss from derivatives would be offset by increases in the value of the underlying transactions being hedged.

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

Recently Issued Accounting Pronouncements

On January 1, 2007, we adopted the provisions of FIN 48, which prescribe a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. There has been no material effect on our financial statements as a result of the adoption of FIN 48 as of June 30, 2007.

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

In February 2007, the FASB released FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” and is effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We are currently assessing the impact the adoption of this pronouncement will have on the financial statements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is (i) recorded, processed, summarized and reported in a timely manner and (ii) accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) as appropriate, to permit timely decisions regarding our disclosure. These controls and procedures are designed to provide reasonable assurance of achieving our objectives. Based on their evaluation as of the end of the period covered by this report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) were effective in timely making known to them material information relating to the Company required to be disclosed in our reports filed or submitted under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we are involved in litigation arising from our activities. Presently, we are not involved in any litigation the outcome of which, if determined in a manner adverse to us, likely would have a material adverse effect on us, our operations or our results of operations.

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

In January 2006, we acquired LEM. The aggregate purchase price was 3.5 million Euro or $4.2 million in cash, plus a two year earn-out based on LEM’s future sales. Under the terms of the earn-out, we are obligated to make quarterly payments based on unit sales, up to a maximum of 1.4 million Euros, through December 31, 2007 of which we have paid 1,044,000 Euro or $1,351,000 as of June 30, 2007. We expect to continue to consider other opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base, although we have no specific agreements with respect to potential acquisitions or investments. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions, including our acquisition of LEM, and strategic investments involve numerous risks, including:

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

In addition, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we are required to test goodwill for impairment at least annually, or more frequently if events or circumstances exist which indicate that goodwill may be impaired. As a result of changes in circumstances after valuing assets in connection with acquisitions, we may be required to take write-downs of intangible assets, including goodwill, which could be significant.

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

On February 26, 2007, Spy Optic, Inc. entered into a Loan and Security Agreement (the “Loan Agreement”) with BFI Business Finance (“BFI”) with a maximum borrowing capacity of $5.0 million. Actual borrowing availability is based on Spy Optic, Inc.’s eligible trade receivables and inventory levels. Loans extended pursuant to the Loan Agreement will bear interest at a rate per annum of 2.5% above the higher of (i) the prime rate as reported in the western edition of the Wall Street Journal from time to time or (ii) 8%. Interest will be payable monthly in arrears and Spy Optic, Inc. is required to pay at least $2,000 a month in interest regardless of the amounts outstanding under the Loan Agreement at any particular time. The Loan Agreement also imposes certain covenants on Spy Optic, Inc., including covenants requiring it to (i) deliver financial statements and inventory and accounts payable reports to BFI; (ii) maintain certain minimum levels of insurance; (iii) make required payments under all leases; (iv) refrain from incurring additional debt in excess of $100,000; (v) maintain its corporate name, structure and existence; (vi) refrain from paying dividends; (vii) notify BFI in advance of relocating its premises; and (viii) refrain from substantially changing its management or business. As of June 30, 2007, there were outstanding borrowings under the Loan Agreement of $3.2 million.

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

If sales become concentrated in a limited number of our products, we could be exposed to risk if consumer demand for such products were to decline. For the six months ended June 30, 2007 and 2006, 78% and 75%, respectively, of our net sales were derived from sales of our sunglass products and 17% and 21%, respectively, of our net sales were derived from sales of our goggle products. As a result of these concentrations in net sales, our operating results could be harmed if sales of any of these products were to decline substantially and we were not able to increase sales of other products to replace such lost sales.

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

In the six months ended June 30, 2007 and during fiscal year 2006, we experienced delays in manufacturing and shipping of our sunglass and goggle products. These delays have materially affected our results of operations. We anticipate that we will continue to experience manufacturing and shipping delays during the remainder of 2007, and that these delays will continue to have a material effect on our results of operations.

If we are unable to recruit and retain key personnel necessary to operate our business, our ability to develop and market our products successfully may be harmed.

We are heavily dependent on our current executive officers and management. The loss of any key employee or the inability to attract or retain qualified personnel, including product design and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell our products and damage our brand. We believe that our future success is highly dependent on the contributions of Mark Simo, who became our Chief Executive Officer in October 2006 as well as Jerry Collazo, our Chief Financial Officer. We do not have an employment agreement with Mr. Simo. The loss of the services of Mr. Simo or Mr. Collazo would be very difficult to replace. Our future success may also depend on our ability to attract and retain additional qualified management, design and sales and marketing personnel. We do not carry key man insurance.

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

Historically, we have purchased substantially all of our sunglass products from two manufacturers, LEM and Intersol. In January 2006, we acquired LEM. As a result, the majority of our sunglass products are now manufactured by LEM. In addition, the majority of our goggle products are manufactured by OGK in China. We expect in 2007 to continue to manufacture most of our goggles through OGK.

In the six months ended June 30, 2007 and during fiscal year 2006, we experienced delays in manufacturing and shipping our sunglass and goggle products. These delays have materially affected our results of operations. We anticipate that we will continue to experience manufacturing and shipping delays during the remainder of 2007, and that these delays will continue to have a material effect on our results of operations.

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

We sell a majority of our products in transactions denominated in U.S. Dollars; however, we purchase a substantial portion of our products from our manufacturers in transactions denominated in Euros. As a result, if the U.S. Dollar were to weaken against the Euro, our cost of sales could increase substantially. We also are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our Italian subsidiaries Spy Optic, S.r.l. and LEM, and due to net sales in Canada. Between January 1, 2006 and June 30, 2007, the Euro to U.S. Dollar exchange rate has ranged from 1.18 to 1.37. Between January 1, 2006 and June 30, 2007, the Canadian Dollar to U.S. Dollar exchange rate has ranged from 0.84 to 0.94. For the six months ended June 30, 2007 and 2006, we had a net foreign currency loss of $181,000 and a net foreign currency gain of $47,000, respectively, which represented approximately 1% and 0% of our net sales, respectively. As of June 30, 2007, we had a total of $1,349,000 in Euro foreign currency contracts at an average Euro rate of 1.35 not designated as hedging instruments.

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

No Fear, Inc. (“No Fear”) and its affiliates beneficially own approximately 14% of our outstanding common stock. As a result of this ownership interest, No Fear and its affiliates have the ability to influence who is elected to our Board of Directors each year and, through those directors, to influence our management, operations and potential significant corporate actions. Specifically, Mark Simo, our Chief Executive Officer and a Co-Chairman of our Board of Directors, is a member of No Fear’s Board of Directors, was the Chief Executive Officer of No Fear through October 2006, and owns approximately 37% of No Fear’s outstanding common stock. As a result of his position in No Fear, Mr. Simo may face conflicts of interest in connection with transactions between us and No Fear. In addition, as a purchaser of our products, No Fear accounted for approximately $795,000, $1,025,000 and $927,000 of our net sales for the years ended December 31, 2006, 2005 and 2004, respectively and for approximately $512,000 and $539,000 of our net sales during the six months ended June 30, 2007 and 2006, respectively. No Fear and its affiliates may have interests that conflict with, or are different from, the interests of our other stockholders. These conflicts of interest could include potential competitive business activities, corporate opportunities, indemnity arrangements, registration rights, sales or distributions by No Fear of our common stock and the exercise by No Fear of its ability to influence our management and affairs. Further, this concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our other stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, could harm the market price of our common stock and could impede the growth of our company. Our certificate of incorporation does not contain any provisions designed to facilitate resolution of actual or potential conflicts of interest or to ensure that potential business opportunities that may become available to both No Fear and us will be reserved for or made available to us. If these conflicts of interest are not resolved in a manner favorable to our stockholders, our stockholders’ interests may be substantially harmed.

There is no guarantee that our discussions with No Fear will result in our acquiring any of the assets of No Fear on desirable terms, or at all, and even if we acquire such assets, we may not be successful in integrating such assets into our business.

On July 19, 2007, we announced that we are engaged in preliminary discussions with No Fear with respect to the potential acquisition of certain of No Fear’s assets. In connection with such discussions, our board of directors established a committee of the board comprised of directors who are independent and who have no interest in the potential transaction except to the extent of their interest as stockholders of Orange 21 Inc. There are no agreements, understandings or commitments between Orange 21 Inc. and No Fear with respect to any such potential transaction, except for certain confidentiality obligations, and there is no guarantee that any such transaction will occur, or if it does occur on what terms such transaction would occur. There is also no guarantee that we would be successful in integrating any assets acquired.

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

Since we sell our products internationally and are dependent on foreign manufacturing in Italy and China, we also are dependent on the laws of foreign countries to protect our intellectual property. These laws may not protect intellectual property rights to the same extent or in the same manner as the laws of the U.S. Although we will continue to devote substantial resources to the establishment and protection of our intellectual property on a worldwide basis, we cannot be certain that these efforts will be successful or that the costs associated with protecting our rights abroad will not be significant. As of the date of this report, we have been unable to register Spy as a trademark for our products in a few selected markets in which we do business. In addition, although we have filed applications for federal registration, we have no trademark registrations for Spy for our accessory products currently being sold. We may face significant expenses and liability in connection with the protection of our intellectual property rights both inside and outside of the United States and, if we are unable to successfully protect our intellectual property rights or resolve any conflicts, our results of operations may be harmed.

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

Our eyewear products and business may subject us to product liability claims or other litigation, which are expensive to defend, distracting to our management and may require us to pay damages.

Due to the nature of our products and the activities in which our products may be used, we may be subject to product liability claims or other litigation, including claims for serious personal injury, breach of contract, shareholder litigation, or other litigation. Successful assertion against us of one or a series of large claims could harm our business by causing us to incur legal fees, distracting our management or causing us to pay damage awards.

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

Our operating results fluctuate from quarter to quarter as a result of changes in demand for our products, our effectiveness in managing our suppliers and costs, the timing of the introduction of new products and weather patterns. Historically, we have experienced greater net sales in the second and third quarters of the fiscal year as a result of the seasonality of our products and the markets in which we sell our products, and our first and fourth fiscal quarters have traditionally been our weakest operating quarters due to seasonality. We generally sell more of our sunglass products in the first half of the fiscal year and a majority of our goggle products in the last half of the fiscal year. We anticipate that this seasonal impact on our net sales will continue. As a result, our net sales and operating results have fluctuated significantly from period to period in the past and are likely to do so in the future. These fluctuations could cause the market price of our common stock to decline. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. In future periods, our net sales and results of operations may be below the expectations of analysts and investors, which could cause the market price of our common stock to decline.

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

Sales of our common stock in the public market, or the perception that such sales might occur, could cause the market price of our common stock to decline. As of June 30, 2007, we have 8,123,064 shares of common stock outstanding and an additional 87,500 shares reserved for the issuance of common stock upon vesting of restricted stock awards. In addition, we have 821,875 shares of our common stock reserved for the exercise of outstanding stock options, of which 679,617 are fully vested and exercisable as of June 30, 2007. Additionally, in connection with our initial public offering, we issued warrants to purchase up to 147,000 shares of common stock to Roth Capital Partners, LLC, and an affiliate, which are fully vested as of June 30, 2007. All 8,123,064 of our outstanding shares of common stock may be sold in the open market, subject to certain limitations.

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or Delaware law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. The provisions in our charter, bylaws and Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future, resulting in the market price being lower than it would be without these provisions.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) Our Annual Meeting of Stockholders was held on June 12, 2007.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management’s nominees as listed in the proxy statement to elect three directors. All such nominees were elected.

(c) The matters voted at the meeting and the results were as follows:

(1) To elect three directors to serve for a term to expire at the Annual Meeting in 2010 or until their successors are elected and qualified.

	For	Withheld

Director #1 — John Pound	7,712,791	5,000
Director #2 — Theodore D. Roth	7,713,291	4,500
Director #3 — Jeffrey Theodosakis	7,713,291	4,500

(2) To ratify the selection of Mayer Hoffman McCann P.C. to serve as independent registered certified public accountants for the Company for the year ending December 31, 2007.

For	Against	Abstain	Broker Non-Vote

7,717,781	0	10	0

(3) To approve the amendment and restatement of the Company’s 2004 Stock Incentive Plan.

For	Against	Abstain	Broker Non-Vote

5,487,316	417,663	57,741	1,755,071

Item 6.	Exhibits

Exhibit Number	Description of Document
3.2	Restated Certificate of Incorporation (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

3.4	Amended and Restated Bylaws (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

31.1	Section 302 Certification of the Company’s Chief Executive Officer

31.2	Section 302 Certification of the Company’s Chief Financial Officer

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orange 21 Inc.

Date: August 14, 2007	By:	/s/ Jerry Collazo
Jerry Collazo Chief Financial Officer