Form 10-Q
period 2007-09-30
Orange 21 Inc.
filed 2007-11-14
CIK 932372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 9, 2007, there were 8,149,941 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

ORANGE 21 INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands, except number of shares and per share amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$996	$1,279
Restricted Cash	71	1,728
Short-term investments	—	500
Accounts receivable, net	10,329	10,014
Inventories, net	12,971	9,276
Prepaid expenses and other current assets	1,359	1,584
Income taxes receivable	27	606
Deferred income taxes	1,864	1,827

Total current assets	27,617	26,814
Property and equipment, net	5,889	8,042
Goodwill	9,433	8,727
Intangible assets, net of accumulated amortization of $480 and $376 at September 30, 2007 and December 31, 2006, respectively	499	530
Deferred income taxes	3,058	1,575
Other long-term assets	65	69

Total assets	$46,561	$45,757

Liabilities and Shareholders’ Equity
Current liabilities
Lines of credit	$4,045	$2,976
Current portion of capital leases	384	410
Current portion of notes payable	483	251
Accounts payable	7,684	6,418
Accrued expenses and other liabilities	4,974	4,454
Deferred purchase price obligation	161	1,020
Income taxes payable	208	—

Total current liabilities	17,939	15,529
Notes payable, less current portion	959	593
Capitalized leases, less current portion	769	647
Deferred income taxes	365	300

Total liabilities	20,032	17,069
Stockholders’ equity
Preferred stock: par value $0.0001; 5,000,000 authorized; none issued	—	—
Common stock: par value $0.0001; 100,000,000 shares authorized; 8,148,376 and 8,100,564 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	1	1
Additional paid-in-capital	36,708	36,336
Accumulated other comprehensive income	2,204	1,505
Accumulated deficit	(12,384)	(9,154)

Total stockholders’ equity	26,529	28,688

Total liabilities and stockholders’ equity	$46,561	$45,757

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net sales	$13,179	$11,379	$34,524	$31,032
Cost of sales	6,764	5,859	16,346	15,487

Gross profit	6,415	5,520	18,178	15,545
Operating expenses:
Sales and marketing	2,932	3,492	12,286	10,494
General and administrative	2,561	2,287	7,604	6,887
Shipping and warehousing	404	343	1,211	1,293
Research and development	426	267	860	786

Total operating expenses	6,323	6,389	21,961	19,460

Income (loss) from operations	92	(869)	(3,783)	(3,915)
Other expense:
Interest expense	(188)	(44)	(402)	(168)
Foreign currency transaction gain (loss)	79	(94)	(102)	(47)
Other income (expense)	3	(20)	(44)	(14)

Total other expense	(106)	(158)	(548)	(229)

Loss before benefit for income taxes	(14)	(1,027)	(4,331)	(4,144)
Income tax benefit	(47)	(249)	(1,101)	(874)

Net income (loss)	$33	$(778)	$(3,230)	$(3,270)

Net income (loss) per share of Common Stock
Basic	$0.00	$(0.10)	$(0.40)	$(0.40)

Diluted	$0.00	$(0.10)	$(0.40)	$(0.40)

Shares used in computing net income (loss) per share of Common Stock
Basic	8,140	8,091	8,116	8,087

Diluted	8,201	8,091	8,116	8,087

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
Operating Activities
Net loss	$(3,230)	$(3,270)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,338	2,383
Deferred income taxes	(1,481)	(620)
Share-based compensation	373	150
Provision for bad debts	190	417
Loss on sale/transfer of property and equipment	2,064	159
Change in operating assets and liabilities:
Accounts receivable	(206)	1,428
Inventories, net	(3,283)	1,224
Prepaid expenses and other current assets	411	408
Other assets	(83)	10
Accounts payable	820	854
Accrued expenses and other liabilities	444	(236)
Income tax payable/receivable	777	(271)

Net cash (used in) / provided by operating activities	(866)	2,636
Investing Activities
Purchases of property and equipment	(1,585)	(3,768)
Purchases of short-term investments	—	(1,500)
Proceeds from maturities of short-term investments	512	6,980
Release of / (investment in) restricted cash	1,670	(857)
Proceeds from sale of property and equipment	88	119
Acquisition of business, net of cash acquired	(1,012)	(2,982)
Purchase of intangibles	(68)	(12)

Net cash used in investing activities	(395)	(2,020)
Financing Activities
Line of credit borrowings (repayments), net	972	(71)
Principal payments on notes payable	(272)	(889)
Proceeds from issuance of notes payable	788	1,553
Principal payments on capital leases	(314)	(349)

Net cash provided by financing activities	1,174	244
Effect of exchange rate changes on cash and cash equivalents	(196)	491

Net (decrease) / increase in cash and cash equivalents	(283)	1,351
Cash and cash equivalents at beginning of period	1,279	2,669

Cash and cash equivalents at end of period	$996	$4,020

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$338	$261
Income taxes	$2	$283
Summary of noncash financing and investing activities:
Acquisition of property and equipment through capital leases	$327	$—

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations for the year ending December 31, 2007. The consolidated financial statements contained in this Form 10-Q should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Certain prior year amounts have been reclassified to conform to current year presentation. Additionally, $245,000 and $231,000 of costs, that were inadvertently included in shipping and warehousing for the three months ended March 31, 2007 and June 30, 2007, respectively, have been reclassified as of June 30, 2007, from shipping and warehousing costs to cost of sales. The amounts for cost of sales and for shipping and warehousing for the three and nine months ending September 30, 2007, have been properly stated. The reclassifications had no effect on net income (loss), accumulated deficit, or net income (loss) per share.

2.	Recently Issued Accounting Pronouncements

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. There has been no material effect on the Company’s financial statements as a result of the adoption of FIN 48 as of September 30, 2007.

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

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” and is effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently assessing the impact the adoption of this pronouncement will have on the financial statements.

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

At December 31, 2006, short-term investments consisted of auction rate securities of $500,000, which had no unrealized gains or losses at December 31, 2006. There were no short-term investments at September 30, 2007. Auction rate securities, for which the interest rate resets approximately every 7 to 28 days, have been allocated within the contractual maturities table based upon the set maturity date of the security. During the three and nine months ended September 30, 2007 and 2006, the Company did not record any realized gains or losses on its short-term investments. At September 30, 2007 and December 31, 2006, the Company had no investments that have been in a continuous unrealized loss position for a period of 12 months.

At September 30, 2007 and December 31, 2006, the Company had $71,000 and $728,000, respectively of restricted cash which was held in an escrow account as required in accordance with the purchase agreement pursuant to which the Company acquired LEM S.r.l. (“LEM”), its manufacturing subsidiary. The escrow account relates to the earn-out provision of the purchase agreement. The escrow account was required to be maintained at a minimum level of 300,000 Euros through June 30, 2007 and was released in October 2007 in conjunction with the final payment. At September 30, 2007 and December 31, 2006, the Company also had zero and $1.0 million, respectively, on deposit to be used as collateral to secure the line of credit facility. See Note 9.

4.	Derivatives and Hedging

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to forecasted product purchases denominated in foreign currencies and transactions of its foreign subsidiaries. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company has used foreign exchange contracts in the form of forward contracts.

The Company uses forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in its forecasted purchase of products at prices denominated in currencies other than the U.S. Dollar. For derivative instruments that are designated and qualify as cash flow hedges, the Company records the effective portion of the gain or loss on the derivative in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. The Company reports the effective portion of cash flow hedges in the same financial statement line as the changes in the value of the hedged item. As of September 30, 2007 and December 31, 2006, the notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges were approximately $0 and $5,023,000, respectively. As of September 30, 2007 and December 31, 2006, a net gain of approximately $54,000 and $355,000, respectively, related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive loss. It is expected that $54,000 will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

During the three and nine months ended September 30, 2007 and 2006, the Company did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

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

As of September 30, 2007 and December 31, 2006, the notional amounts of the Company’s foreign exchange contracts not designated as hedging instruments were approximately $0 and $647,000, respectively.

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

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options and warrants and upon vesting of restricted stock, using the treasury stock method. The following table lists the potentially dilutive equity instruments, each convertible into one share of common stock, used in the calculation of diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Thousands)
Weighted average common shares outstanding - basic	8,140	8,091	8,116	8,087
Assumed conversion of dilutive stock options, restricted stock and warrants	61	—	—	—

Weighted average common shares outstanding - dilutive	8,201	8,091	8,116	8,087

For the nine months ended September 30, 2007 and the three and nine months ended September 30, 2006, the Company has excluded all stock options, restricted stock awards and warrants since the effect of those securities would be anti-dilutive for these periods. The total potential common shares excluded from the calculation of diluted loss per share was approximately 717,000 and 1,206,000 for the three and nine months ended September 30, 2007, respectively and 1,123,000 for both the three and nine months ended September 30, 2006.

6.	Comprehensive Income (Loss)

Comprehensive income represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive income. Total comprehensive income for the three months ended September 30, 2007 was $0.7 million. Total comprehensive loss for the three months ended September 30, 2006 was $0.9 million. Total comprehensive loss for the nine months ended September 30, 2007 and 2006 was $2.5 million and $2.1 million, respectively.

The components of accumulated other comprehensive income, net of tax, are as follows:

	September 30, 2007	December 31, 2006
	(Thousands)
Unrealized gain on cash flow hedges, net of tax	$54	$355
Equity adjustment from foreign currency translation	1,674	1,041
Unrealized gain on foreign currency exposure of net investment in foreign operations	476	109

Accumulated other comprehensive income	$2,204	$1,505

7.	Accounts Receivable

Accounts receivable consisted of the following:

	September 30, 2007	December 31, 2006
	(Thousands)
Trade receivables	$12,973	$12,893
Less allowance for doubtful accounts	(904)	(847)
Less allowance for returns	(1,740)	(2,032)

Accounts receivable, net	$10,329	$10,014

8.	Inventories

Inventories consisted of the following:

	September 30, 2007	December 31, 2006
	(Thousands)
Raw materials	$2,018	$2,301
Work in process	653	1,024
Finished goods	10,300	5,951

Inventories, net	$12,971	$9,276

The Company’s balances are net of an allowance for obsolescence of approximately $2,703,000 and $3,611,000 at September 30, 2007 and December 31, 2006, respectively.

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

The Company received a loan in the amount of $650,000 upon the execution of the Loan Agreement. These proceeds were used to fully collateralize Comerica Bank for the letter of credit issued by Comerica on behalf of Orange 21 Inc. and LEM to San Paolo IMI in the amount of 1.2 million Euros. The letter of credit with Comerica expired in May 2007. The collateral of 1.2 million Euros was transferred to an interest bearing account with San Paolo IMI in Italy to serve as collateral for the LEM San Paolo IMI line of credit. During September 2007 San Paolo released the collateral requirement in conjunction with the reduction of the San Paolo IMI line of credit. At September 30, 2007, there were outstanding borrowings of $3.2 million under the Loan Agreement, bearing an interest rate of 10.62% and availability under this line of $1.8 million subject to eligible accounts receivable and inventory levels.

At December 31, 2006, the Company also had a 2.2 million Euros line of credit in Italy with San Paolo IMI for LEM. During September 2007 the line of credit was reduced to 1.0 million Euros. Borrowing availability is based on eligible accounts receivable and export orders received at LEM. At September 30, 2007, there was approximately 0.4 million Euros available under this line of credit. At September 30, 2007 and December 31, 2006, outstanding amounts under this line of credit amounted to $0.9 million and $3.0 million, respectively. The interest rate at September 30, 2007 was 5.55%.

10.	Notes Payable

Notes payables at September 30, 2007 consist of the following:

(Thousands)
Unsecured San Paolo IMI long-term debt, EURIBOR 6 months interest rate plus 1.0% spread, payable in half year installments due from March 2007 to February 2011	$742
Unsecured long-term debt, EURIBOR 1-month interest rate plus 1.5% spread, payable in half year installments due from December 2005 to December 2010	180
Unsecured long-term debt, fixed interest rate at 0.5%, payable in half year installments due from December 2005 to December 2010	76
Secured notes payable for software purchases, 4.55% interest rate with monthly payments of $15,000 due through August 2009 and 7.45% interest rate with monthly payments of $4,200 due through March 2010. Both secured by software.	444

1,442
Less current portion	(483)

Notes payable, less current portion	$959

11.	Share-Based Compensation

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

Stock Option Activity

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(Thousands)
Options outstanding at December 31, 2006	804,688	6.64
Granted	276,000	5.73
Forfeited	(72,813)	5.91

Options outstanding at September 30, 2007	1,007,875	6.44	6.91	$186

Options exercisable at September 30, 2007	703,263	$6.78	5.84	$183

Intrinsic value is defined as the difference between the relevant current market value of the common stock and the grant price for options with exercise prices less than the market values on such dates. During the three and nine months ended September 30, 2007 and 2006, the Company received $0 in cash proceeds from the exercise of stock options.

Information regarding stock options outstanding as of September 30, 2007 is as follows:

	Options Outstanding			Options Exercisable
Price Range	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Shares	Weighted- Average Exercise Price
$1.60 - $3.20	65,625	$2.44	4.05	65,625	$2.44
$4.80	116,250	$4.80	0.82	101,250	$4.80
$4.81 - $5.11	70,000	$5.00	8.74	56,388	$5.02
$5.38	186,000	$5.38	9.91	—	$—
$5.39 - 6.12	135,000	$6.09	6.77	135,000	$6.09
$6.46	90,000	$6.46	9.70	—	$—
$8.75	345,000	$8.75	6.83	345,000	$8.75

Total	1,007,875	$6.44	6.91	703,263	$6.78

Restricted Stock Awards

The Company periodically issues restricted stock awards to certain key employees subject to certain vesting requirements based on future service.

Restricted Stock Award Activity

	Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2006	110,000	$4.99
Released	(47,812)	4.96
Forfeited	(10,625)	5.01

Non-vested at September 30, 2007	51,563	$5.01

The Company recognized the following share-based compensation expense during the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Thousands, except per share amounts)
Stock options
General and administrative expense	$132	$26	$205	$70
Stock	—	51	—	51
Restricted stock
General and administrative expense	99	15	141	18
Selling and marketing	4	6	19	8
Research and development	3	2	8	3

Total	238	100	373	150
Income tax benefit	(81)	(34)	(127)	(51)

Stock-based compensation expense, net of taxes	157	66	246	99
Effect of stock-based compensation on net loss per share:
Basic	(0.02)	(0.01)	(0.03)	(0.01)
Diluted	(0.02)	(0.01)	(0.03)	(0.01)

The following table summarizes the approximate unrecognized compensation cost for the share-based compensation awards and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Expense	Weighted Average Remaining Years
	(Thousands)
Stock options	$724	2.12
Restricted stock awards	305	2.70

Total	$1,029

12.	Related Party Transactions

Customer Sales

No Fear, Inc. (“No Fear”), a stockholder, owns retail stores that purchase products from the Company. Aggregated sales to these stores during the three months ended September 30, 2007 and 2006 were approximately $482,000 and $267,000, respectively. Aggregated sales to these stores during the nine months ended September 30, 2007 and 2006 were approximately $994,000 and $806,000, respectively. Accounts receivable due from these stores amounted to $613,000 and $222,000 at September 30, 2007 and December 31, 2006, respectively.

Stockholders of the Company, other than No Fear, own retail stores and distribution companies that purchase products from the Company. Aggregated sales to these stores during the three months ended September 30, 2007 and 2006 were approximately $444,000 and $91,000, respectively. Aggregated sales to these stores during the nine months ended September 30, 2007 and 2006 were approximately $1,159,000 and $531,000, respectively. Accounts receivable due from these entities amounted to approximately $598,000 and $440,000 at September 30, 2007 and December 31, 2006, respectively.

Polinelli S.r.l., a stockholder of which is a member of the Board of Directors and a former shareholder of the Company’s wholly owned subsidiary LEM, purchases products from the Company. Aggregated sales to Polinelli S.r.l., during the three months ended September 30, 2007 and 2006 were $124,000 and $68,000, respectively. Aggregated sales to Polinelli S.r.l., during the nine months ended September 30, 2007 and 2006 were $387,000 and $646,000, respectively. Accounts payable due to Polinelli S.r.l. at September 30, 2007 amounted to $12,000. Accounts receivable due from Polinelli S.r.l amounted to $341,000 at December 31, 2006.

13.	Commitments and Contingencies

Operating Leases

The Company leases its principal administrative and distribution facilities in Carlsbad, California and a warehouse facility in Varese, Italy, which is used primarily for international sales and distribution. LEM leases four buildings in Italy that are used for office space, warehousing and manufacturing. In addition, the Company utilizes some third party warehousing in both the United States and Europe. The Company also leases certain computer equipment, vehicles and temporary housing in Italy. Rent expense was approximately $182,000 and $141,000 for the three months ended September 30, 2007 and 2006, respectively. Rent expense was approximately $521,000 and $496,000 for the nine months ended September 30, 2007 and 2006, respectively.

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

Information related to the Company’s operating segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Thousands)		(Thousands)
Net sales:
Distribution	$11,180	$10,236	$30,140	$28,237
Manufacturing	1,999	1,143	4,384	2,795
Intersegment	3,296	2,713	11,037	6,251
Eliminations	(3,296)	(2,713)	(11,037)	(6,251)

Total	$13,179	$11,379	$34,524	$31,032

Operating income (loss):
Distribution	$(23)	$(876)	$(3,952)	$(3,566)
Manufacturing	115	7	169	(349)

Total	$92	$(869)	$(3,783)	$(3,915)

Net income (loss):
Distribution	$63	$(658)	$(2,966)	$(2,584)
Manufacturing	(30)	(120)	(264)	(686)

Total	$33	$(778)	$(3,230)	$(3,270)

	September 30, 2007	December 31, 2006
	(Thousands)
Tangible long-lived assets:
Distribution	$2,311	$4,922
Manufacturing	3,578	3,120

Total	$5,889	$8,042

The Company markets its products domestically and internationally, with its principal international market being Europe. Revenue is attributed to the location from which the product was shipped. Identifiable assets are based on location of domicile.

	Three Months Ended September 30,				Nine Months Ended September 30,
	U.S. and Canada	Europe and Asia Pacific	Consolidated	Intersegment	U.S. and Canada	Europe and Asia Pacific	Consolidated	Intersegment
	(Thousands)			(Thousands)	(Thousands)			(Thousands)
	2007			2007	2007			2007
Net sales	$9,207	$3,972	$13,179	$3,296	$25,858	$8,666	$34,524	$11,037

	2006			2006	2006			2006
Net sales	$8,920	$2,459	$11,379	$2,713	$25,218	$5,814	$31,032	$6,251

	September 30, 2007	December 31, 2006
	(Thousands)
Tangible long-lived assets:
U.S. and Canada	$1,678	$4,171
Europe and Asia Pacific	4,211	3,871

Total	$5,889	$8,042

15.	Point-of-Purchase Displays

During June 2007, the Company expensed approximately $2.0 million (the balance net of accumulated depreciation) of point-of-purchase displays in the U.S. to sales and marketing expense, as a result of transferring ownership of these displays to customers. In addition, in the U.S., future point-of-purchase displays are no longer capitalized since the displays are owned by the customers. The cost of these displays are currently being charged to sales and marketing expense.

16.	Acquisitions

On January 16, 2006, the Company completed the acquisition of its primary manufacturer LEM. The total purchase price for LEM was 3.5 million Euros or $4.2 million in cash, plus a two year earn-out based on LEM’s future sales. Under the terms of the earn-out, the Company is obligated to make quarterly payments based on unit sales, up to a maximum of 1.4 million Euros, through December 31, 2007 of which the Company has paid 1,287,000 Euro or $1,688,000 as of September 30, 2007. It is considered probable that the maximum amount of additional consideration will be earned. Accordingly, the entire amount has been included in the purchase price allocation. The acquisition of LEM has allowed the Company to control its primary manufacturer and ensure a continued source of supply for the Company’s products.

The acquisition was accounted for under the purchase method of accounting; and, accordingly, the purchased assets and liabilities assumed were recorded at their estimated fair values at the date of the acquisition based on internal valuations and third party appraisals. The purchase price allocation for this acquisition resulted in an excess of the purchase price over net tangible assets acquired of approximately $8.2 million, of which $0.2 million was allocated to customer relationships, which is being amortized on a straight-line basis over the estimated useful life of 7 years. The remaining $8.0 million was allocated to goodwill. An estimate of the fair value of the intangible asset acquired was made using the income approach and the residual earnings method. Significant assumptions used in the residual earnings method included an income tax rate of 37.25%, a target EBIT margin of 13% and a long-term growth rate of 3.0%. Goodwill arises from the Company being able to control its primary manufacturer.

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

Goodwill at September 30, 2007 and December 31, 2006 was $9.4 million and $8.7 million, respectively. The change in goodwill represents a difference in foreign exchange spot rates used in translation of LEM’s, our Italian subsidiary, books during consolidation in accordance SFAS FAS No. 52.

17.	Revenue Recognition

The Company’s revenue is primarily generated through sales of sunglasses, goggles and apparel, net of returns and discounts. Revenue is recognized in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition. Under SAB 104, revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. These criteria are usually met upon delivery to the Company’s carrier, which is also when the risk of ownership and title passes to the Company’s customers.

Generally, the Company extends credit to it’s customers after performing credit evaluations and does not require collateral. The Company’s payment terms generally range from net-30 to net-90, depending on the country or whether it sells directly to retailers in the country or to a distributor. The Company’s distributors are typically set up as prepay accounts; however credit may be extended to certain distributors, usually upon receipt of a letter of credit. Generally, the Company’s sales agreements with its customers, including distributors, do not provide for any rights of return or price protection. However, the Company does approve returns on a case-by-case basis in its sole discretion. The Company records an allowance for estimated returns when revenues are recorded. The allowance is calculated using historical evidence of actual returns. Historically, actual returns have been within the Company’s expectations. If future returns are higher than the Company’s estimates, the Company’s earnings would be adversely affected.

18.	Subsequent Event

BFI, the Company’s lender, has agreed to extend the Company’s line of credit from $5.0 million to $5.5 million effective November 5, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We design, develop and market premium products for the action sports, motorsports and youth lifestyle markets. Our principal products, sunglasses and goggles, are marketed primarily under the brand, Spy Optic™. These products target the action sports market, including surfing, skateboarding and snowboarding, motocross, and the youth lifestyle market within fashion, music and entertainment. We have built our Spy® brand by developing innovative, proprietary products that utilize high-quality materials and optical lens technology to convey performance, style, quality and value. We sell our products in approximately 5,000 retail locations in the United States and internationally through approximately 3,500 retail locations serviced by us and our international distributors. We have developed strong relationships with key multi-store action sport and youth lifestyle retailers in the United States, such as Cycle Gear, Inc., No Fear, Inc., Pacific Sunwear of California, Inc., Tilly’s Clothing, Shoes & Accessories and Zumiez, Inc., and a strategically selective collection of specialized surf, skate, snow, BMX, mountain bike and motocross stores.

We focus our marketing and sales efforts on the action sports, motorsports, and youth lifestyle markets, and specifically, persons ranging in age from 17 to 35. We separate our eyewear products into two groups: sunglasses, which includes fashion, performance sport and women-specific sunglasses, and goggles, which includes snowsport and motocross goggles. In addition, we sell branded apparel and accessories. In managing our business, we are particularly focused on ensuring that our product designs are keyed to current trends in the fashion industry, incorporate the most advanced technologies to enhance performance and provide value to our target market.

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

Results of Operations

Three Months Ended September 30, 2007 and 2006

Net Sales

Our net sales are derived primarily from the sale of sunglasses, snow and motocross goggles, and apparel and accessories. Net sales are also derived from sales of eyewear products manufactured by our Italian manufacturer to non-Company owned entities. All intercompany sales transactions are eliminated in the consolidated financial statements.

Consolidated net sales increased 16% to $13.2 million for the three months ended September 30, 2007 from $11.4 million for the three months ended September 30, 2006. The increase is partly due to increased sales and marketing efforts, including an increase in sales force, and an improvement in product mix.

Domestic net sales represented 70% and 78% of total net sales for the three months ended September 30, 2007 and 2006, respectively. Foreign net sales represented 30% and 22% of total net sales for the three months ended September 30, 2007 and 2006, respectively. The sales mix on a dollar basis for the three months ended September 30, 2007 and 2006 was 95% and 94%, respectively, for eyewear and 5% and 6%, respectively, and for apparel and accessories.

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

Our consolidated gross profit increased 16% to $6.4 million for the three months ended September 30, 2007 from $5.5 million for the three months ended September 30, 2006. Gross profit as a percentage of sales remained consistent at 49% for each of the three months ended September 30, 2007 and September 30, 2006. The increase in gross profit is largely due to the increase in sales.

Sales and Marketing Expense

Our sales and marketing expense consists primarily of wages and related payroll and employee benefit costs, point-of-purchase expenses and store display and promotional items, athlete contracts and royalty expenses, advertising costs and trade show expenses. Advertising costs are expensed as incurred.

Sales and marketing expense decreased 16% to $2.9 million for the three months ended September 30, 2007 from $3.5 million for the three months ended September 30, 2006. The decrease was largely due to the $0.4 million decrease in depreciation expense for point-of-purchase displays in the U.S. partly offset by $0.2 million in expenses related to purchases of new point-of-purchase displays. During June 2007, the point-of-purchase displays in the U.S. were written off as a result of transferring ownership of the point-of-purchase displays to our customers during June 2007. There was also a decrease in employee-related compensation expense at LEM.

General and Administrative Expense

Our general and administrative expense consists primarily of wages and related payroll and employee benefit costs, facility costs, business insurance, bad debt expense, utilities, legal and accounting professional fees, other facility-related costs including depreciation and other general corporate expenses.

General and administrative expense increased 12% to $2.6 million for the three months ended September 30, 2007 from $2.3 million for the three months ended September 30, 2006. The increase is largely due to an increase of $0.3 million in legal fees in the U.S. which includes $0.2 million for negotiations related to the potential acquisition of the retail stores division of No Fear that did not materialize. The increase is also due to severance pay of $0.2 million in the U.S. and LEM, $0.1 million increase for share-based compensation expense in accordance with SFAS No. 123(R) and depreciation and amortization costs. These increases were offset by various decreases including decreases in bad debt expense of $0.2 million in the U.S., audit fees, business insurance, employee-related compensation expenses in the U.S. and information technology expenses.

Shipping and Warehousing Expense

Shipping and warehousing expense consists primarily of wages and related payroll and employee benefit costs, packaging supplies, third-party warehousing and third-party fulfillment costs, facility costs and utilities. Shipping and warehousing expense increased 18% to $0.4 million for the three months ended September 30, 2007 from $0.3 million for the three months ended September 30, 2006. The increase is mainly due to increased employee-related compensation expense at LEM.

Research and Development Expense

Research and development expense currently consists primarily of wages and related payroll and employee benefit costs, consulting fees to Mage Design, LLC, travel expenses and prototype and sample expenses. Research and development expense increased 60% to $0.4 million for the three months ended September 30, 2007 from $0.3 million for the three months ended September 30, 2006. The increase is mainly due to an increase in employee-related compensation expense at LEM.

Other Net Expense

Other net expense was $0.1 million for the three months ended September 30, 2007 compared to other net expense of $0.2 million for the three months ended September 30, 2006. The change in other net expense is primarily due to foreign exchange gains offset by increases in net interest expense.

Income Tax Benefit

The income tax benefit for the three months ended September 30, 2007 and 2006 was $47,000 and $0.2 million, respectively. The effective tax rate for the three months ended September 30, 2007 and 2006 was 336% and 24%, respectively. The change in the effective tax rate was due to minimum taxes recorded in Italy, which are due regardless of the companies operating results, during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Net Income/Loss

Net income of $33,000 was earned for the three months ended September 30, 2007 compared to a net loss of $0.8 million for the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 and 2006

Net Sales

Consolidated net sales increased 11% to $34.5 million for the nine months ended September 30, 2007 from $31.0 million for the nine months ended September 30, 2006. The increase is partly due to increased sales and marketing efforts, including an increase in sales force, and an improvement in product mix. Additionally, during the nine months ended September 30, 2006, we experienced delays in manufacturing and shipping of our sunglass and goggle products and distributor transitions in Australia and Asia. These delays have been a result of poor logistical operations, lack of manufacturing equipment and weak management infrastructure in our Italian subsidiary, LEM. We have experienced similar delays during 2007 and anticipate that we may continue to experience manufacturing and shipping delays during the rest of 2007, and that such delays may have a material impact on our results of operations.

Domestic net sales represented 76% and 81% of total net sales for the nine months ended September 30, 2007 and 2006, respectively. Foreign net sales represented 24% and 19% of total net sales for the nine months ended September 30, 2007 and 2006, respectively. The sales mix on a dollar basis for the nine months ended September, 2007 and 2006 was 95% and 93%, respectively, for eyewear and 5% and 7%, respectively, for apparel and accessories.

Cost of Sales and Gross Profit

Our consolidated gross profit increased 17% to $18.2 million for the nine months ended September 30, 2007 from $15.5 million for the nine months ended September 30, 2006. Gross profit as a percentage of sales increased to 53% for the nine months ended September 30, 2007 from 50% for the nine months ended September 30, 2006. The increase in gross profit and gross profit as a percentage of sales is partly due to efficiencies achieved at LEM, our subsidiary and primary manufacturer, and a more favorable product mix. The increase is also due to net decreases in inventory reserves for slow moving and obsolete inventory that is no longer being marketed for resale of approximately of $1.0 million. During the nine months ended September 30, 2007, inventory with an adjusted basis of $0.6 million was sold for approximately $1.4 million in revenue, affecting margins by $0.8 million or 2% of net sales. The remaining decrease in the inventory reserve was mainly due to the disposal of product which has no effect on the results of operations.

Sales and Marketing Expense

Sales and marketing expense increased 17% to $12.3 million for the nine months ended September 30, 2007 from $10.5 million for the nine months ended September 30, 2006. The increase was primarily due to a $2.0 million write off of point-of-purchase displays in the U.S., which was a result of transferring ownership of the point-of-purchase displays to our customers during June 2007. In addition, in the U.S., further purchases of point-of-purchase displays will no longer be capitalized since the displays will be owned by the customers. The cost of these displays will be charged to sales and marketing expense. We do not expect this change to materially affect our results of operations in future periods.

General and Administrative Expense

General and administrative expense increased 10% to $7.6 million for the nine months ended September 30, 2007 from $6.9 million for the nine months ended September 30, 2006. The increase in general and administrative expense was primarily due to a $0.4 million increase for employee-related compensation expense at LEM including severance pay for LEM employees and related legal fees, increased legal fees of $0.4 million which included $0.2 million in legal fees related to negotiations for the acquisition of the retail stores division of No Fear which did not materialize, increased consulting fees of $0.2 million, increased share-based compensation in accordance with SFAS No. 123(R) of $0.2 million, and increases in depreciation and amortization costs, rent expense and sales and use taxes. The increases were partly offset by decreases in audit fees of $0.3 million, bad debt expense of $0.2 million, investor relations related costs of $0.2 million, travel, business insurance, and information technology expenses.

Shipping and Warehousing Expense

Shipping and warehousing expense consists primarily of wages and related payroll and employee benefit costs, packaging supplies, third-party warehousing and third-party fulfillment costs, facility costs and utilities. Shipping and warehousing expense decreased 6% to $1.2 million for the nine months ended September 30, 2007 from $1.3 million for the nine months ended September 30, 2006. The decrease was primarily due to decreased rent expense and employee-related compensation expense in the U.S. offset partly by increased employee-related compensation expense at LEM.

Research and Development Expense

Research and development expense increased 9% to $0.9 million for the nine months ended September 30, 2007 from $0.8 million for the nine months ended September 30, 2006 due to increased employee-related compensation.

Other Net Expense

Other net expense was $0.5 million for the nine months ended September 30, 2007 compared to other net expense of $0.2 million for the nine months ended September 30, 2006. The change in other net expense is primarily due to increases in net interest expense and foreign exchange losses.

Income Tax Benefit

The income tax benefit for the nine months ended September 30, 2007 was $1.1 million compared to $0.9 million for the nine months ended September 30, 2006. The effective tax rate for the nine months ended September 30, 2007 and 2006 was 25% and 21%, respectively. The increase in the effective tax rate was due to a larger proportion of the pretax losses incurred in the U.S. versus in Italy.

Net Loss

A net loss of $3.2 million was incurred for the nine months ended September 30, 2007 compared to a net loss of $3.3 million for the nine months ended September 30, 2006.

Liquidity and Capital Resources

Cash flow activities

Cash provided by or used in operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation, amortization, deferred income taxes, provision for bad debts, stock compensation expense and the effect of changes in working capital and other activities. Cash used in operating activities for the nine months ended September 30, 2007 was approximately $0.9 million, which consisted of a net loss of $3.2 million, adjustments for non-cash items of approximately $3.5 million and $1.1 million used in working capital and other activities. Working capital and other activities includes a $3.3 million increase in net inventory due primarily to an increase in inventory in anticipation of future sales, offset by a $1.3 million increase in accounts payable and accrued liabilities due to timing of invoices received and payments made and a $0.8 million decrease in income tax receivable.

Cash provided by operating activities for the nine months ended September 30, 2006 was approximately $2.6 million and consisted of a net loss of $3.3 million, adjustments for non-cash items of approximately $2.5 million, and $3.4 million provided by working capital and other activities. Working capital and other activities consisted primarily of a decrease in accounts receivables of $1.4 million, a decrease in inventory of $1.2 million due to sales, and an increase in accounts payable and accrued liabilities of $0.6 million and a $0.4 million decrease in prepaid expenses. This was offset by an increase in income taxes receivable of $0.3 million.

Cash used in investing activities during the nine months ended September 30, 2007 was $0.4 million and was primarily attributable to the purchase of $1.6 million of fixed assets, including retail point-of-purchase displays. Going forward, point-of-purchase displays in the U.S. will be expensed as a sales and marketing expense. We also made $1.0 million in payments related to requirements of the purchase agreement for the acquisition of LEM that were paid out during the year. We had an offset of approximately $0.5 million due to net proceeds received on short-term investments. Additionally, we released $1.7 million of restricted cash related to collateralization of our financing arrangements of $1.2 million and $0.5 million that was held in escrow related to the acquisition of LEM.

Cash used in investing activities for the nine months ended September 30, 2006 was $2.0 million and was attributable primarily to capital expenditures of $3.8 million, $3.0 million for the acquisition of LEM, and $0.9 million related to the escrow account required as a result of the LEM acquisition. Capital expenditures were primarily for the purchase of retail point-of-purchase displays and software.

Cash provided by financing activities for the nine months ended September 30, 2007 was $1.2 million and was mainly attributable to $1.0 million in net proceeds received through our lines of credit and $0.8 million in net proceeds received through the issuance of notes payable, partially offset by $0.6 million for notes payable and capital lease principal payments.

Cash provided by financing activities for the nine months ended September 30, 2006 was $0.2 million and was due primarily to an increase in notes payable of $0.6 million related to our purchase of a new software package and $0.9 million of notes issued by LEM. This was offset by principal payments of $0.9 million on LEM’s long term debt, net repayments of $0.1 million on LEM’s short term borrowings and principal payments on capitalized leases of $0.3 million.

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

On February 26, 2007, Spy Optic, Inc. entered into a Loan and Security Agreement (“Loan Agreement”) with BFI Business Finance (“BFI”) with a maximum borrowing capacity of $5.0 million, which BFI has agreed to extend to $5.5 million. Actual borrowing availability under the Loan Agreement is based on eligible trade receivable and inventory levels of Spy Optic, Inc. Loans extended pursuant to the Loan Agreement will bear interest at a rate per annum of 2.5% above the higher of (i) the prime rate as reported in the western edition of the Wall Street Journal from time to time or (ii) 8% with a minimum monthly interest charge of $2,000. We granted BFI a security interest in all of Spy Optic, Inc.’s assets as security for its obligations under the Loan Agreement, except for its copyrights, patents, trademarks, servicemarks and related applications. Additionally, the obligations under the Loan Agreement are guaranteed by Orange 21 Inc.

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

We received a loan in the amount of $650,000 upon the execution of the Loan Agreement. These proceeds were used to fully collateralize Comerica Bank for the letter of credit issued by Comerica on behalf of Orange 21 Inc. and LEM to San Paolo IMI in the amount of 1.2 million Euros. The letter of credit with Comerica expired in May 2007. The collateral of 1.2 million Euros was transferred to an interest bearing account with San Paolo IMI in Italy to serve as collateral for the LEM San Paolo IMI line of credit. During September 2007 San Paolo released the collateral requirement in conjunction with the reduction of the San Paolo IMI line of credit. At September 30, 2007, there were outstanding borrowings of $3.2 million under the Loan Agreement, bearing an interest rate of 10.62% and availability under this line of $1.8 million subject to eligible accounts receivable and inventory levels.

At December 31, 2006, we also had a 2.2 million Euros line of credit in Italy with San Paolo IMI for LEM. During September 2007 the line of credit was reduced to 1.0 million Euros. Borrowing availability is based on eligible accounts receivable and export orders received at LEM. At September 30, 2007, there was approximately 0.4 million Euros available under this line of credit. At September 30, 2007 and December 31, 2006, amounts outstanding under this line of credit amounted to $0.9 million and $3.0 million, respectively. The interest rate at September 30, 2007 was 5.55%.

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

Off-balance sheet arrangements

We did not enter into any off-balance sheet arrangements during the three or nine months ended September 30, 2007 or during 2006, nor did we have any off-balance sheet arrangements outstanding at September 30, 2007 or December 31, 2006.

Long-term financial obligations and other commercial commitments

We have summarized our significant financial contractual obligations as of December 31, 2006 in our Annual Report on Form 10-K. There have been no subsequent material changes to our contractual obligations since December 31, 2006 except for the Loan Agreement entered into on February 26, 2007 as discussed above. At September 30, 2007 the total amount due under the Loan Agreement is $3.2 million which is considered to be short-term and payable within one year.

Income Taxes

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the deferred tax assets, net of the valuation allowance, will be realized. Accordingly, we have recorded no valuation allowance for our U.S. operations at September 30, 2007 and December 31, 2006. At September 30, 2007 and December 31, 2006, we have recorded a full valuation allowance for our wholly owned subsidiaries, Spy Optic, S.r.l and LEM.

Backlog

Historically, purchases of sunglass and motocross eyewear products have not involved significant pre-booking activity. Purchases of our snow goggle products are generally pre-booked and shipped primarily from August to October.

We experienced delays in manufacturing and shipping our sunglass and goggle products in the nine months ended September 30, 2007 and in fiscal year 2006. These delays have materially affected our results of operations. We anticipate that we may continue to experience manufacturing and shipping delays during the remainder of 2007, and that such delays may continue to have a material effect on our results of operations.

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

We performed our annual test of goodwill as of October 1, 2006, which did not indicate any impairment and thus the second step was not performed. Determining fair value under the first step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the extent of such charge. We are in the process of performing our 2007 impairment testing.

Research and Development

We expense research and development costs as incurred. We capitalize product molds and tooling and depreciate these costs over the useful life of the asset.

Income Taxes

We account for income taxes pursuant to the asset and liability method, whereby deferred tax assets and liabilities are computed at each balance sheet date for temporary differences between the consolidated financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. We consider future taxable income and ongoing, prudent and feasible tax planning strategies in assessing the value of our deferred tax assets. If we determine that it is more likely than not that these assets will not be realized, we will reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on our management’s judgment. If we subsequently determine that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

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

Interest Rate Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At September 30, 2007, we had $3.2 million outstanding debt under our Loan Agreement with BFI and availability under the Loan Agreement of $1.8 million, subject to eligible accounts receivable and inventory levels. The amount outstanding and the interest rate under this loan facility may fluctuate from time to time and we may from time to time be subject to refinancing risk. We do not believe that a change of 100 basis points in interest rate would have a material effect on our results of operations or financial condition based on our current borrowing needs.

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

We have used forward contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted purchase of products at prices denominated in Euros. We have also used other derivatives not designated as hedging instruments under SFAS No. 133 consisting of forward contracts to hedge foreign currency balance sheet exposures. We recognized the gains and losses on foreign currency forward contracts not designated as hedging instruments in the same period as the remeasurement losses and gains of the related foreign currency-denominated exposures.

As of September 30, 2007, we had no outstanding foreign currency contracts. The exchange rate for the Euro to the U.S. Dollar ranged from 1.29 to 1.43 during the nine months ended September 30, 2007.

Recently Issued Accounting Pronouncements

On January 1, 2007, we adopted the provisions of FIN 48, which prescribe a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. There has been no material effect on our financial statements as a result of the adoption of FIN 48 as of September 30, 2007.

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

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which is effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We are currently assessing the impact the adoption of this pronouncement will have on the financial statements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is (i) recorded, processed, summarized and reported in a timely manner and (ii) accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) as appropriate, to permit timely decisions regarding our disclosure. These controls and procedures are designed to provide reasonable assurance of achieving our objectives. Based on their evaluation as of the end of the period covered by this report, under the supervision and with the participation of our management, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) were effective at that reasonable assurance level in timely making known to them material information relating to the Company required to be disclosed in our reports filed or submitted under the Exchange Act.

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

We have experienced delays in manufacturing and shipping our sunglass and goggle products. These delays have materially affected our results of operations. We anticipate that we may continue to experience manufacturing and shipping delays during the remainder 2007, and that such delays may continue to have a material effect on our results of operations.

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

In January 2006, we acquired LEM. The aggregate purchase price was 3.5 million Euro or $4.2 million in cash, plus a two year earn-out based on LEM’s future sales. Under the terms of the earn-out, we are obligated to make quarterly payments based on unit sales, up to a maximum of 1.4 million Euros, through December 31, 2007 of which we have paid 1,287,000 Euro or $1,688,000 as of September 30, 2007. We expect to continue to consider other opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base, although we have no specific agreements with respect to potential acquisitions or investments. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions, including our acquisition of LEM, and strategic investments involve numerous risks, including:

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

We believe that broader recognition and favorable perception of our brand by persons ranging in age from 17 to 35 is essential to our future success. Accordingly, we intend to continue an aggressive brand strategy through a variety of marketing techniques designed to foster an authentic action sports and youth lifestyle company culture, including athlete sponsorship, sponsorship of surfing, snowboarding, skateboarding, wakeboarding, and motocross events, vehicle marketing, internet and print media, action sports industry relationships, sponsorship of concerts and music festivals and celebrity endorsements. If we are unsuccessful, these expenses may never be offset, and we may be unable to increase net sales. Successful positioning of our brand will depend largely on:

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

On February 26, 2007, Spy Optic, Inc. entered into a Loan and Security Agreement (the “Loan Agreement”) with BFI Business Finance (“BFI”) with a maximum borrowing capacity of $5.0 million, which BFI has agreed to extend to $5.5 million. Actual borrowing availability is based on Spy Optic, Inc.’s eligible trade receivables and inventory levels. Loans extended pursuant to the Loan Agreement will bear interest at a rate per annum of 2.5% above the higher of (i) the prime rate as reported in the western edition of the Wall Street Journal from time to time or (ii) 8%. Interest will be payable monthly in arrears and Spy Optic, Inc. is required to pay at least $2,000 a month in interest regardless of the amounts outstanding under the Loan Agreement at any particular time. The Loan Agreement also imposes certain covenants on Spy Optic, Inc., including covenants requiring it to (i) deliver financial statements and inventory and accounts payable reports to BFI; (ii) maintain certain minimum levels of insurance; (iii) make required payments under all leases; (iv) refrain from incurring additional debt in excess of $100,000; (v) maintain its corporate name, structure and existence; (vi) refrain from paying dividends; (vii) notify BFI in advance of relocating its premises; and (viii) refrain from substantially changing its management or business. As of September 30, 2007, there were outstanding borrowings under the Loan Agreement of $3.2 million.

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

If sales become concentrated in a limited number of our products, we could be exposed to risk if consumer demand for such products were to decline. For the nine months ended September 30, 2007 and 2006, 68% of our net sales were derived from sales of our sunglass products and 27% of our net sales were derived from sales of our goggle products. As a result of these concentrations in net sales, our operating results could be harmed if sales of any of these products were to decline substantially and we were not able to increase sales of other products to replace such lost sales.

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

In the nine months ended September 30, 2007 and during fiscal year 2006, we experienced delays in manufacturing and shipping of our sunglass and goggle products. These delays have materially affected our results of operations. We anticipate that we may continue to experience manufacturing and shipping delays during the remainder of 2007, and that such delays may continue to have a material effect on our results of operations.

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

Historically, we have purchased substantially all of our sunglass products from two manufacturers, LEM and Intersol. In January 2006, we acquired LEM. As a result, the majority of our sunglass products are now manufactured by LEM. In addition, the majority of our goggle products are manufactured by OGK in China. We expect in 2008 to continue to manufacture most of our goggles through OGK.

In the nine months ended September 30, 2007 and during fiscal year 2006, we experienced delays in manufacturing and shipping our sunglass and goggle products. These delays have materially affected our results of operations. We anticipate that we may continue to experience manufacturing and shipping delays during the remainder of 2007, and that such delays may continue to have a material effect on our results of operations.

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

We sell a majority of our products in transactions denominated in U.S. Dollars; however, we purchase a substantial portion of our products from our manufacturers in transactions denominated in Euros. As a result, if the U.S. Dollar were to weaken against the Euro, our cost of sales could increase substantially. We also are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our Italian subsidiaries Spy Optic, S.r.l. and LEM, and due to net sales in Canada. Between January 1, 2006 and September 30, 2007, the Euro to U.S. Dollar exchange rate has ranged from 1.18 to 1.43. Between January 1, 2006 and September 30, 2007, the Canadian Dollar to U.S. Dollar exchange rate has ranged from 0.84 to 1.01. For the nine months ended September 30, 2007 and 2006, we had a net foreign currency losses of $102,000 and $47,000, respectively, which represented zero percent of our net sales for both periods. As of September 30, 2007, we had no foreign currency contracts.

The effect of foreign exchange rates on our financial results can be significant. Therefore we have engaged in certain hedging activities to mitigate over time the impact of the translation of foreign currencies on our financial results. Our hedging activities reduce, but do not eliminate, the effects of foreign currency fluctuations. Factors that could affect the effectiveness of our hedging activities include the volatility of currency markets and the availability of hedging instruments. For the effect of our hedging activities during the current reporting periods, see “Quantitative and Qualitative Disclosures about Market Risk.” The degree to which our financial results are affected will depend in part upon the effectiveness or ineffectiveness of our hedging activities.

We may experience conflicts of interest with our significant stockholder, No Fear, Inc., which could harm our other stockholders.

No Fear, Inc. (“No Fear”) and its affiliates beneficially own approximately 14% of our outstanding common stock. As a result of this ownership interest, No Fear and its affiliates have the ability to influence who is elected to our Board of Directors each year and, through those directors, to influence our management, operations and potential significant corporate actions. Specifically, Mark Simo, our Chief Executive Officer and a Co-Chairman of our Board of Directors, is a member of No Fear’s Board of Directors, was the Chief Executive Officer of No Fear through October 2006, and owns approximately 37% of No Fear’s outstanding common stock. As a result of his position in No Fear, Mr. Simo may face conflicts of interest in connection with transactions between us and No Fear. In addition, as a purchaser of our products, No Fear accounted for approximately $795,000, $1,025,000 and $927,000 of our net sales for the years ended December 31, 2006, 2005 and 2004, respectively and for approximately $994,000 and $806,000 of our net sales during the nine months ended September 30, 2007 and 2006, respectively. No Fear and its affiliates may have interests that conflict with, or are different from, the interests of our other stockholders. These conflicts of interest could include potential competitive business activities, corporate opportunities, indemnity arrangements, registration rights, sales or distributions by No Fear of our common stock and the exercise by No Fear of its ability to influence our management and affairs. Further, this concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our other stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, could harm the market price of our common stock and could impede the growth of our company. Our certificate of incorporation does not contain any provisions designed to facilitate resolution of actual or potential conflicts of interest or to ensure that potential business opportunities that may become available to both No Fear and us will be reserved for or made available to us. If these conflicts of interest are not resolved in a manner favorable to our stockholders, our stockholders’ interests may be substantially harmed.

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

The trading price of our common stock fluctuates due to the factors discussed in this section and elsewhere in this report. For example, between January 1, 2007 and October 31, 2007, our stock has traded as high as $6.75 and as low as $3.93. In addition, the trading market for our common stock may be influenced by the public float that exists in our stock from time to time. For example, although we have approximately 8.2 million shares outstanding, approximately 6.0 million, which is more than 70%, of those shares are held by less than 10 stockholders. If any of those investors were to decide to sell a substantial portion of their respective shares, it would place substantial downward pressure on our stock price. The trading market for our common stock also is influenced by the research and reports that industry or securities analysts publish about us or our industry. If one or more of the analysts who cover us were to publish an unfavorable research report or to downgrade our stock, our stock price likely would decline. If one or more of these analysts were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Sales of our common stock in the public market, or the perception that such sales might occur, could cause the market price of our common stock to decline. As of September 30, 2007, we have 8,148,376 shares of common stock outstanding and an additional 51,563 shares reserved for the issuance of common stock upon vesting of restricted stock awards. In addition, we have 1,007,875 shares of our common stock reserved for the exercise of outstanding stock options, of which 703,263 are fully vested and exercisable as of September 30, 2007. Additionally, in connection with our initial public offering, we issued warrants to purchase up to 147,000 shares of common stock to Roth Capital Partners, LLC, and an affiliate, which are fully vested as of September 30, 2007. All 8,148,376 of our outstanding shares of common stock may be sold in the open market, subject to certain limitations.

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

In the event we are unable to remedy any deficiency we identify in our system of internal controls over financial reporting, or if our internal controls are not effective, our business and our stock price could suffer.

In preparation for the annual report of management regarding our evaluation of our internal controls that will be required to be included in our fiscal year-end annual report by Section 404 of the Sarbanes-Oxley Act, or Section 404, we adopted a project work plan to assess the adequacy of our internal controls, remediate any deficiency that we may identify, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. As part of this continuous process, we may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404.

If any deficiency we may find from time to time is not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 and the SEC rules thereunder, we would be unable to conclude that our internal controls over financial reporting are effective, which could adversely affect investor confidence in our internal controls over financial reporting.

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

Orange 21 Inc.

Date: November 13, 2007	By	/s/ Jerry Collazo
Jerry Collazo
Chief Financial Officer