Form 10-K
period 2007-12-31
Orange 21 Inc.
filed 2008-04-08
CIK 932372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the closing price as reported on the NASDAQ Global Market on June 30, 2007 was $45,215,000. As of March 10, 2008, there were 8,164,312 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2008 Annual Meeting of Stockholders.

ORANGE 21 INC. AND SUBSIDIARIES

2007 FORM 10-K

EXPLANATORY NOTE ABOUT RESTATEMENT

We have restated herein our consolidated financial statements for the fiscal year ended December 31, 2006 and our consolidated financial information for each of the three, six and nine months ended March 31, June 30 and September 30, 2006 and 2007, respectively, to correct errors in such consolidated financial statements and financial information. These errors were attributable principally to the following material weaknesses in internal control over financial reporting that we identified as existing as of December 31, 2007:

•	An appropriate review of the open purchase orders and goods/services received but not invoiced was not being performed timely or thoroughly at the company’s Italian subsidiary, Spy, S.r.l.

•	A proper search for unrecorded liabilities was not being conducted at Spy, S.r.l.

•	A calculation to determine appropriate inventory costs had not been performed on an accurate or timely basis at the company and at Spy, S.r.l.

We have remediated these material weakness subsequent to the fiscal year end. The restatement adjustments also include previously identified errors which were not initially corrected in the respective years based on materiality. More information regarding the impact of the restatements on our consolidated financial statements for fiscal year 2006 is disclosed in Note 2 to the Consolidated Financial Statements, and the impact of the restatements on our consolidated financial information for the interim periods of fiscal years 2007 and 2006 is disclosed in Note 17 to the Consolidated Financial Statements.

PART I

Item 1. Business

Overview

We own various trademarks and trade names used in our business, such as Spy, SpyOptic, Eye Spy, Windows for your head, Scoop, Delta Photochromatic, Dri Force, ARC, a Trident Design, Plus System, Gemini, Mosaic, Isotron, Espion, and a Cross Design; and our unregistered or pending marks include, but are not limited to: Spy (various), Selectron, Zed, Apollo, Haymaker, Hielo, Prodigus Metal Alloy, Bias, Logan, HSX, MC2, SpyOptic, Decker, Double Decker, Viente, a “triangle with cross” design, a “cross with bar” design, and a “cross” design. Other trademarks referenced herein are the property of their respective owners.

We design, develop and market premium products for the action sports, motorsports and youth lifestyle markets. Our principal products, sunglasses and goggles, are marketed primarily under the brands, Spy™ and SpyOptic™. These products target the action sport and power sports markets, including surfing, skateboarding, snowboarding, ski, motocross, and the youth lifestyle market within fashion, music and entertainment. We have built our Spy® brand by developing innovative, proprietary products that utilize high-quality materials and optical lens technology to convey performance, style, quality and value. We sell our products in approximately 3,300 retail locations in the United States and Canada and internationally through approximately 2,000 retail locations serviced by us and our international distributors. We have developed strong relationships with key multi-store action sport and youth lifestyle retailers in the United States, such as Cycle Gear, Inc., No Fear, Inc., Pacific Sunwear of California, Inc., Tilly’s Clothing, Shoes & Accessories and Zumiez, Inc., and a strategically selective collection of specialized surf, skate, snow and motocross stores.

We focus our marketing and sales efforts on the action sports, motorsports, and youth lifestyle markets, and specifically, persons ranging in age from 17 to 35. We separate our eyewear products into two groups: sunglasses, which includes fashion, performance sport and women-specific sunglasses, and goggles, which includes snowsport and motocross goggles. In addition, we sell branded sunglass and goggle accessories. In managing our business, we are particularly focused on ensuring that our product designs are keyed to current trends in the fashion industry, incorporate the most advanced technologies to enhance performance and provide value to our target market.

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

Target Market

We focus our marketing and sales efforts on the action sports, motorsports, snowsports and youth lifestyle markets, and specifically, persons ranging in age from 17 to 35. Individuals born between approximately 1978 and 1994, more commonly referred to as Generation Y, represent the core of this target demographic. Generation

Y is a powerful demographic supported by solid growth and spending power. Comprising more than 73 million people within the United States, or nearly 26% of the U.S. population, Generation Y represents the second largest demographic next to the Baby Boomer generation. The U.S. Census Bureau estimates that Generation Y will represent as much as 41% of the U.S. population by the end of the decade. Annual spending in this age group has climbed nearly 61% since 1995, reaching approximately $175 billion in 2003, with direct (i.e., our consumer) and indirect (i.e., the parents of our consumers) purchasing power that is estimated to exceed $650 billion annually by the end of the decade. We believe this combination of Generation Y’s youth and purchasing power has made it a powerful driver of trends in fashion, music and sports.

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

As the action sports markets have grown and aged, we have broadened our core audience. While these sports were in their infancy twenty years ago and unknown to many parents, today they are accepted sports that are entering the mainstream. In fact, action sports like snowboarding and BMX have entered the Olympics, while traditional mainstream sports like baseball are being removed. While we market exclusively to the younger end of the demographic, many of our customers from a decade ago have stayed with the brand and begun to raise the age of our customer base.

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

•

Sustain Brand Authenticity.    To sustain the authenticity of our Spy® brand, our grassroots marketing programs feature advertising in action sports and youth lifestyle media at a global level, participation in and sponsorship of hundreds of events annually and sponsorship of action sports athletes. Our advertising campaign, found in print media such as Surfer, Transworld Snowboarding and Racer X magazines, fuses athletes, lifestyle, innovative product photography and our unique style. Our approach to event marketing utilizes our fleet of Spy® branded vehicles to showcase our products and athletes at events such as the Eastern Surfing Association, X Games, Wakestock, the U.S. Open of Surfing and the Whistler Ski and Snowboard Festival.

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

•

Expand International Distribution.    We believe significant opportunities exist to increase our sales outside of the United States. To increase the distribution of our products on a global basis, historically we have utilized several different distribution models based on the needs for each individual territory. The three current distribution models are Direct, Traditional Distributor and Hybrid.

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

Hybrid: This model is used for our sunglass product line within certain key countries in Europe. This model combines the benefits of both the Traditional and Direct model by allowing us to utilize a distributor within the territory, but to drop ship orders solicited by the distributor directly to dealers within the specific countries. This allows us to reduce the risk of inventory returns from the distributors, maximize penetration within the dealer network, and increase communication directly to the distributor sales force and dealer network. For the distributor this model mitigates our distributors’ inventory risk for sunglasses and enables them to invest in brand building programs within their territories.

We are continuously evaluating alternative distribution models with a view towards increasing our international sales.

•

Introduce New Products and Product Lines Under Our Existing Brand.    We intend to increase our sales by developing and introducing new products and product lines under our existing brand that embody our standards of design, performance, value and quality. We will continue to introduce new eyewear product lines such as handmade products, products with premium lenses, and special limited edition collections. We have also expanded our women’s product line and have launched several product lines within the optical prescription eyewear market.

•

Build or Acquire New Brands.    We intend to focus on developing or acquiring new brands that we believe complement our action sports and youth lifestyle brand. We believe that brand acquisition opportunities currently exist in the action sports and youth lifestyle markets that would allow us to expand both our product offerings and our target demographics.

Products

We design, develop and market premium eyewear products, apparel and accessories. Our current product matrix consists of six product categories, including fashion sunglasses, women-specific sunglasses, performance sport sunglasses, snowsport goggles, motocross goggles and accessories.

Fashion Sunglasses

We currently offer 27 models of fashion sunglass products. The majority of our fashion sunglass frames are constructed of propionate or epsylon, which enable us to produce smooth, dense products that are adjustable to the contours of each individual’s face and are very comfortable to wear. We are one of the few brands in the action sports and youth lifestyle markets to offer high-quality fashion sunglass frames constructed from propionate or epsylon. These frames are engineered utilizing a wide variety of unique colorations and color fades that are created and/or polished for a high-gloss finish. The majority of our fashion sunglass frames, including all color fades, are hand painted in Italy. We also incorporate adjustable wire-core temples into seven of our fashion sunglass products so that our sunglass frames will provide a more custom fit for each individual. In addition, we offer handmade acetate sunglass frames and eyewear forged from pliable yet strong nickel silver and aluminum. Retail prices for these models range from $70 to $170.

Women-Specific Sunglasses

We currently offer seven models of women-specific sunglass products. These models are constructed of propionate or luxurious acetate, which are engineered utilizing a wide variety of unique colorations and color fades that are polished for a high-gloss finish. Other materials utilized in this product line include epsylon and galvanized nickel silver. Retail prices for these models range from $85 to $170.

Performance Sport Sunglasses

We currently offer three Spy® branded performance sport sunglass products, which are designed to meet the demands of action sports athletes while offering innovative styling. The frames are constructed from injection-molded grilamid, an exceptionally lightweight material that is shatter-resistant and remains pliable in all weather conditions. These models incorporate our patented Scoop airflow technology, contain our ARC lenses and are engineered to incorporate interchangeable lenses. Most models also are available with our Trident polarized lenses and Hytrel rubber on the bridge and temple tips of the frames to prevent slippage. Retail prices for these models range from $85 to $165.

Snowsport Goggles

We currently offer seven models of snowsport goggle products. All of our models of snowsport goggles are constructed of injected polyurethane, incorporate our patented Scoop airflow technology, anti-fog lens construction and Isotron foam, and offer 100% ultraviolet, or UV, protection. Three of the models utilize our ARC spherical, dual-lens system, while the other models utilize cylindrical, dual-pane lens technology. Retail prices for these models range from $50 to $210.

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

Accessories

We offer a full range of accessories, including sunglass and goggle cases and lens replacement kits, which enable consumers to interchange the color of lenses in our performance eyewear products to adjust to various light conditions. Retail prices for our accessories range from $18 to $125.

Sales and Distribution

Our distribution strategy is based on our belief that the integrity and success of our brand is dependent on strategic growth and careful selection of the retail accounts where our products are merchandised and sold. We sell our products in approximately 3,300 retail locations in the United States and internationally through approximately 2,000 retail locations serviced by us and our international distributors. Although we intend to increase our distribution within the action sports and youth lifestyle markets, we believe that the largest growth opportunity for our brand is in the sunglass-focused distribution channel, including sunglass specialty and optical retailers. As a result, we intend to devote substantial resources towards growing sales of our products to these types of retail accounts. For each of the fiscal years ended December 31, 2007 and 2006, we did not have any single customer or group of related customers that represented 10% or more of our net sales.

Domestic Sales and Distribution

We sell our products to retailers who merchandise our products in a manner consistent with the image of our brand and the quality of our products. We have developed long-term relationships with key multi-store action sport and youth lifestyle retailers in the United States, such as Cycle Gear, Inc., No Fear, Inc., Pacific Sunwear of California, Inc., Tilly’s Clothing, Shoes & Accessories and Zumiez, Inc., and a large collection of action sport retailers that focus on surfing, skateboarding, snowboarding, snow skiing, motocross, wakeboarding and mountain biking. We have entered into dealer arrangements with our retailers pursuant to which they issue a purchase order for our products. These arrangements do not contain minimum purchase commitments and can be terminated by either party at any time. In order to be recognized as having a premium brand, we generally elect to sell through specialty stores instead of mass discount and general sporting goods retail chains. This has enabled us to maintain brand authenticity by partnering with retailers who share the same focus on influential action sport-oriented youth. Our domestic sales force consists of approximately 29 independent, non-exclusive field sales representatives, 10 independent, exclusive field sales representatives, 11 sub-sales representatives, four internal regional sales managers and 13 internal sales and customer service representatives.

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

We understand that our retail partners represent the link between our brand and the consumer; therefore, we have focused on building relationships with buyers, merchandisers and retail sales staff. Our retail marketing and sales support teams ensure that our sales representatives and retailers have the tools, knowledge and support to sell our products. We provide dealer catalogs, clinic tools, displays, point-of-purchase materials, dealer mailings, sales representative training and an in- house sales support staff to ensure that we focus on all aspects of selling our products and building relationships with our retailers. We also utilize a unique regional fleet of mobile sales support vehicles operated by key sales representatives. These vehicles effectively promote our brand at regional action sports events and provide a variety of retailer support services, including merchandising and onsite training.

International Sales and Distribution

Our products are currently sold in over 40 countries outside of the United States. Net sales to foreign countries accounted for 26% and 23% of our total net sales for the years ended December 31, 2007 and 2006, respectively. Substantially all of our sales, marketing, and distribution activities outside of the United States and Canada are serviced directly by our wholly owned European subsidiary, Spy Optic, S.r.l., located in Varese, Italy. Our international sales are generated by our direct sales force (France, Italy, Spain, Germany and Austria) and our international distributors. Our direct sales force consists of 22 independent sales reps and 2 sales agencies. Our international distributors utilize an independent sales force consisting of over 100 non-exclusive sales representatives in Europe and the Asia/Pacific region. This local representation allows us to ensure that each region is provided with the marketing, sales support and product mix that is complementary to the needs of retailers within their respective territories.

In addition to our traditional distribution model, we have developed two models of international distribution which do not rely exclusively upon our international distributors and their sales representatives. The first method consists of collaborating with international distributors or sales agencies to eliminate duplicate supply-chain infrastructure, which we refer to as our Hybrid Distribution program. We provide marketing oversight, as well as internal operational functions such as shipping certain product lines from our European distribution center directly to the retailer, while our regional distributors provide sales, customer service and collections functions. This distribution model eliminates our fixed cost risks associated with maintaining a direct international sales team. Partnerships with regional distributors or sales agencies also provide us with feedback that we can utilize to conduct regional sales and marketing initiatives specific to a particular sales territory.

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

We are continuously evaluating alternative distribution models with a view towards increasing our international sales.

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

We employ managers for the surf, skateboard, snowboard, motocross, ski and wakeboard sectors of the action sports market, each of whom possesses expertise within his or her specific sport. Many of our managers were professional athletes and remain immersed within their specific sports. Our managers are responsible for selecting sponsored athletes, grassroots marketing and event initiatives, maintaining industry relationships and directing print advertising within their segment. We are extremely selective with athlete sponsorship and only sign athletes who we believe are able to influence youth culture on a regional or global level. Some of our athletes include: surfers Dean Morrison and Clay Marzo; snowboarders Eero Niemela, Marc Frank Montoya and Todd Richards; skateboarders Rob Dyrdek; motocross riders Jeremy McGrath, Grant Langston and Kevin Windham; wakeboarder Danny Harf; and NASCAR driver Dale Earnhardt, Jr.

We sponsor regional and national action sports events and employ a vehicle-marketing program to drive the growth of our brand at trade shows and action sports, music and lifestyle events. Our vehicle marketing program primarily consists of a promotional tour bus and regional sales and marketing vehicles, which we utilize to create a dynamic and unique event experience. We also have given away a Spy® branded wakeboarding boat in each of the previous four years in conjunction with Air Nautique and several action sports magazines.

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

Research and development expenses during the years ended December 31, 2007 and 2006 were approximately $1,245,000 and $1,003,000, respectively.

Product Technologies

Scoop Airflow Technology

Our patented airflow system is referred to as Scoop airflow technology. The Scoop ventilation system forces air through strategically placed vents on goggle and sunglass frames, which reduces pressure and eliminates fogging. Our Scoop technology is protected by four U.S. patents. Currently, we license our Scoop technology to two sunglass companies on a non-exclusive basis. We do not receive any material amount of revenue from this license at present.

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

•

Selectron Removable Foam System.    Our Magneto motocross goggle features patent pending Selectron foam, a completely removable and replaceable face-foam system. The idea behind Selectron is to allow riders to pick the foam that best meets their fit needs. In addition, it enables riders to replace old, sweat-saturated foam with a fresh part.

Manufacturing

We manufacture a majority of our sunglass products through our wholly owned subsidiary, LEM S.r.l. We presently rely upon LEM for the manufacture of a substantial majority of our sunglass products, and we expect that we will rely on LEM for the manufacture of an increasing portion of such products.

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

While our premium goggles are manufactured by LEM, a portion of our goggle frames are manufactured by third party factories. Our goggle manufacturing process begins with the fabrication of the goggle frame. The final mold for each goggle model is injected with intensely heated polyurethane. The frame components are then carefully washed using specialized cleaning processes that ensure secure paint adherence. After cleaning, each frame is subjected to our extensive painting process, which can include up to four layers of paint and often includes a specialized method of printing custom paint designs. Several key components of our products are assembled using overmolding or a sonic welding process to ensure a secure bond between materials, and all of our metal logos and details are hand painted and set into the frame. All of our goggles utilize what we believe to be the highest quality materials and components from the most reputable suppliers in the industry. Our lenses are carefully assembled using specialized machinery designed to ensure strict anti-fogging lens performance.

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

Customers

Our products are currently sold in the United States, Canada and in 40 countries in the rest of the world. Our customer base reflects our heritage and influence across the action sports and youth lifestyle markets and a distribution strategy which focuses on action sport and youth lifestyle retailers. Our net sales are spread over a large customer base. No single customer accounted for more than 10% of our net sales during each of the years ended December 31, 2007 and 2006.

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

Intellectual Property

We use a combination of patent, trademark, copyright, trade secret and trade dress laws, as well as confidentiality agreements, to aggressively protect our intellectual property, including product designs, product research and development and recognized trademarks. We have four U.S. utility patents for our Scoop airflow technology, which expire between 2012 and 2015. We have 24 U.S. design patents with respect to our products as follows: 17 regarding certain of our sunglasses (expire between 2010 and 2012), three additional sunglass designs (expire between 2017 and 2019), one regarding certain of our goggles (expires in 2013), two regarding certain of our sunglass cases (expire in 2013), and one regarding our eyewear retail display case (expires in 2010). We also have submitted patent applications for our new dual lens/screen goggle and method of forming the same for use in our snowsport goggles. We are continuing to file patent applications on our inventions that are significant to our business and pursue trademarks where applicable.

Our registered trademarks include: Spy, SpyOptic, Eye Spy, Windows for your head, Scoop, Delta Photochromatic, Dri Force, ARC, a Trident design, Plus System, Isotron, Gemini, Mosaic, Espion, and a “cross” design; and our unregistered or pending marks include, but are not limited to: Spy (various), Selectron, Zed, Apollo, Haymaker, Hielo, Prodigus Metal Alloy, Bias, Logan, HSX, MC2, SpyOptic, Decker, Double Decker, Viente, a “triangle with cross” design, a “cross with bar” design, and a “cross” design. We actively combat counterfeiting through monitoring of the global marketplace. We utilize our employees, sales representatives, distributors and retailers to police against infringing products by encouraging them to notify us of any suspect products, confiscating counterfeit products and assisting law enforcement agencies. Our sales representatives are also educated on our patents and trade dress and assist in preventing potentially infringing products from obtaining retail shelf space.

Competition

We compete with sunglass and goggle brands in various niches of the action sports market including Von Zipper, Electric Visual, Arnette, Oakley, Scott and Smith Optics. We also compete with broader youth lifestyle brands that offer eyewear products, such as Quiksilver. In both markets, we compete primarily on the basis of design, performance, price, value, quality, brand name, marketing and distribution.

We also compete in the broader fashion sunglass sector of the eyewear market, which is fragmented and highly competitive. The major competitive factors in the sector of the market include fashion trends, brand recognition, distribution channels and the number and range of products offered. We compete with a number of brands in this sector of the market, including Armani, Christian Dior, Dolce & Gabbana, Gucci, Prada and Versace.

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

Segments

We focus our business on two geographic segments: North America (including the U.S. and Canada) and foreign, and operate in two business segments: distribution and manufacturing. See Note 16 “Operating Segments and Geographic Information,” to our financial statements for a further description of these segments.

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

Employees

As of December 31, 2007, we employed 95 full-time employees and one part-time employee, including 80 employees in the United States and 16 employees in the rest of the world, excluding LEM. This aggregate number of employees consists of 45 in sales and marketing, 23 in general and administration, 2 in design and development and 26 in manufacturing support and fulfillment operations. We have never had a work stoppage. We consider our employee relations to be good.

LEM, our wholly owned subsidiary and primary manufacturer, also has 110 full-time employees. We consider the relations between LEM and its employees to be good.

Currently, none of our employees are members of a union.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position
Mark Simo	48	Chief Executive Officer
Jerry Collazo	49	Chief Financial Officer
Barry Buchholtz	37	President, Italian Operations
Fran Richards	44	Vice President of Marketing

Our executive officers are appointed by the Board of Directors on an annual basis and serve at the discretion of the Board, subject to the terms of any employment agreements they may have with us. The following is a brief description of the present and past business experience of each of our executive officers.

Mark Simo rejoined us in October 2006 as our Chief Executive Officer. He formerly served as our Chief Executive Officer from August 1994 to July 2004, and has served as the Chairman of our Board of Directors since August 1994. Since September 1990, Mr. Simo has served as a member of the Board of Directors of No Fear, Inc. He also served as No Fear Inc.’s Chief Executive Officer from September 1990 until he stepped down in October 2006. From February 1984 to August 1990, Mr. Simo served as a Vice President of Life’s A Beach, an apparel company.

Jerry Collazo joined us in August 2006 as our Chief Financial Officer. Mr. Collazo has over 20 years of diversified executive, operational and financial management experience. From 2005 to 2006, Mr. Collazo served as the Chief Financial Officer of Channell Commercial Corporation, a publicly traded company providing telecommunications infrastructure and water conservation products including development and manufacturing operations throughout the U.S., Canada, Europe, Asia and Australia. From 2000 to 2004, Mr. Collazo served as Chief Executive Officer and Chief Financial Officer of Worldwide Wireless Networks, a publically traded company providing fixed wireless broadband services. Mr. Collazo began his career at Ernst & Young. Mr. Collazo is a Certified Public Accountant and received an MBA from the University of California, Los Angeles.

Barry Buchholtz joined us in September 1997 as our Chief Operations Officer and served as our President from January 2000 until July 2004. In July 2004, Mr. Buchholtz was promoted to Chief Executive Officer and was elected to our Board of Directors. Effective October 2006, Mr. Buchholtz resigned as our Chief Executive Officer and was appointed as the President of our Italian operations. From February 1996 to September 1997, Mr. Buchholtz was a partner in Global Management Group, a computer industry consulting firm to companies such as Dow Jones, Telerate and Andrea Electronics. From June 1993 to January 1996, Mr. Buchholtz was Vice President, Operations for Vision Technologies, LLC, a manufacturer of personal computers and peripherals. From June 1988 to May 1993, Mr. Buchholtz was Chief Operating Officer for Syntax Computer Corp., a manufacturer of personal computers and peripherals. From 1987 to 1988, Mr. Buchholtz was Vice President, Operations for Kaypro Corporation, a manufacturer of personal computers and peripherals.

Fran Richards joined us in April of 2006 as Vice President of Marketing, with over twenty years of action sports and youth culture marketing experience. Prior to joining us, Mr. Richards was the founder of Group Publisher of Future USA’s action sports media group, a division of Future PLC, a publisher of video game and music enthusiast magazines. From 2003 to 2004 Mr. Richards was president of Modern World LLC, a youth marketing firm whose blue chip clients included Universal Music Group’s Island Records, Warner Strategic Marketing, ski resort operator Intrawest, and NBC’s Gravity Games. From 1988 until 2003, Mr. Richards was a magazine group publisher and marketing executive at Transworld Media, currently the largest action sports media company.

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

We sell a majority of our products in transactions denominated in U.S. Dollars; however, we purchase a substantial portion of our products from our manufacturers in transactions denominated in Euros. As a result, recent weakening of the U.S. Dollar has increased our cost of sales substantially and if the U.S. Dollar continues to weaken against the Euro, our cost of sales could further increase. We also are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our Italian subsidiaries Spy Optic, S.r.l. and LEM, and due to net sales in Canada. Between January 1, 2006 and March 24, 2008, the Euro exchange rate has ranged from US$ 1.18 to US$ 1.59. Between January 1, 2006 and December 31, 2007, the Canadian Dollar exchange rate has ranged from US$ 0.84 to US$ 1.10. For the years ended December 31, 2007 and 2006, we had a net foreign currency gain and a net foreign currency loss of $114,000 and ($53,000), respectively, which represented zero percent of our net sales for both periods. As of December 31, 2007, we had no foreign currency contracts.

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

The current substantial downturn in the economy may affect consumer purchases of discretionary items, which would reduce our net sales.

The retail industry historically has been subject to substantial cyclical variations. The merchandise sold by us is generally a discretionary expense for our customers. The substantial downturn or a recession in the general economy that is currently occurring in the United States or uncertainties regarding future economic prospects may significantly reduce consumer spending which could reduce our sales, perhaps substantially.

We have a history of significant losses. If we do not achieve or sustain profitability, our financial condition and stock price could suffer.

We have a history of losses and we may continue to incur losses for the foreseeable future. As of December 31, 2007, our accumulated deficit was $17.3 million and, in fiscal 2007, the Company incurred a net loss of $8.0 million. We have not achieved profitability for a full fiscal year since our initial public offering. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, we may not be able to achieve full fiscal year profitability in the near future or at all. Even if we do achieve full fiscal year profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve full fiscal year profitability within a short period of time, or at all, or if we are unable to sustain profitability at satisfactory levels, our financial condition and stock price could be adversely affected.

We may not successfully address problems encountered in connection with our acquisition of LEM or any future acquisitions, which could result in operating difficulties and other harmful consequences.

In January 2006, we acquired LEM. The aggregate purchase price was 3.5 million Euros or $4.2 million in cash, plus a two year earn-out based on LEM’s future sales. Under the terms of the earn-out, we are obligated to make quarterly payments based on unit sales, up to a maximum of 1.4 million Euros, through December 31, 2007. The maximum amount of additional consideration was earned and paid out as of December 31, 2007. We expect to continue to consider other opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base, although we have no specific agreements with respect to potential acquisitions or investments. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions, including our acquisition of LEM, and strategic investments involve numerous risks, including:

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

The action sports and youth lifestyle markets in which we compete are intensely competitive. We compete with sunglass and goggle brands in various niches of the action sports market including Von Zipper, Electric Visual, Arnette, Oakley, Scott and Smith Optics. We also compete with broader youth lifestyle brands that offer eyewear products, such as Quiksilver, and in the broader fashion sunglass sector of the eyewear market, which is fragmented and highly competitive. We compete with a number of brands in these sectors of the market, including brands such as Armani, Christian Dior, Dolce & Gabbana, Gucci, Prada and Versace. In both markets, we compete primarily on the basis of fashion trends, design, performance, value, quality, brand recognition, marketing and distribution channels.

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

To increase brand recognition, we must continue to spend significant amounts of time and resources on advertising and promotions. These expenditures may not result in a sufficient increase in net sales to cover such advertising and promotional expenses. In addition, even if brand recognition increases, our customer base may decline or fail to increase and our net sales may not continue at present levels or may decline.

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

On February 26, 2007, Spy Optic, Inc. entered into a Loan and Security Agreement (the “Loan Agreement”) with BFI Business Finance (“BFI”) with a maximum borrowing capacity of $5.0 million, which was extended to $8.0 million. Actual borrowing availability is based on Spy Optic, Inc.’s eligible trade receivables and inventory levels. Loans extended pursuant to the Loan Agreement will bear interest at a rate per annum equal to the prime rate as reported in the Western Edition of the Wall Street Journal from time to time plus 2.5%. Interest will be payable monthly in arrears and Spy Optic, Inc. is required to pay at least $2,000 a month in interest regardless of the amounts outstanding under the Loan Agreement at any particular time. The Loan Agreement also imposes certain covenants on Spy Optic, Inc., including covenants requiring it to (i) deliver financial statements and inventory and accounts payable reports to BFI; (ii) maintain certain minimum levels of insurance; (iii) make required payments under all leases; (iv) refrain from incurring additional debt in excess of $100,000; (v) maintain its corporate name, structure and existence; (vi) refrain from paying dividends; (vii) notify BFI in advance of relocating its premises; and (viii) refrain from substantially changing its management or business. As of December 31, 2007, there were outstanding borrowings under the Loan Agreement of $4.5 million.

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

If sales become concentrated in a limited number of our products, we could be exposed to risk if consumer demand for such products were to decline. For the year ended December 31, 2007, 64% and 31% of our net sales were derived from sales of our sunglass and goggle products, respectively. Excluding net sales from LEM, for the year ended December 31, 2006, 64% of our net sales were derived from sales of our sunglass products and 35% of our net sales were derived from sales of our goggle products. As a result of these concentrations in net sales, our operating results could be harmed if sales of any of these products were to decline substantially and we were not able to increase sales of other products to replace such lost sales.

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

During the years ended December 31, 2007 and 2006, we experienced delays in manufacturing and shipping of our sunglass and goggle products. These delays have materially affected our results of operations. We may continue to experience similar delays, which could have a material effect on our results of operations.

Our manufacturers must be able to continue to procure raw materials and we must continue to receive timely deliveries from our manufacturers to sell our products profitably.

The capacity of our manufacturers, including our subsidiary LEM, to manufacture our products is dependent in substantial part, upon the availability of raw materials used in the fabrication of sunglasses and goggles. Any shortage of raw materials or inability of a manufacturer to manufacture or ship our products in a timely manner, or at all, could impair our ability to ship orders of our products in a timely manner and could cause us to miss the delivery requirements of our customers. As a result, we could experience cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could harm our net sales, results of operations and reputation. Our manufacturers, including LEM, have experienced in the past, and may experience in the future, shortages of raw materials and other production delays, which have resulted in, and may in the future result in, delays in deliveries of our products up to several months. These delays have materially affected our results of operations. Such delays may continue to have a material effect on our results of operations.

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

We are heavily dependent on our primary product designer, Jerome Mage, for the design and development of our eyewear products. Mr. Mage provides his services to us as an independent consultant through his business, Mage Design, LLC. Our agreement with Mage Design, LLC expires on December 31, 2008. We cannot be certain that Mr. Mage will not be recruited by our competitors or otherwise terminate his relationship with us at or prior to the time our agreement with him expires. If Mr. Mage terminates his relationship with us, we will need to obtain the services of another qualified product designer to design our eyewear products, and even if we are able to locate a qualified product designer, we may not be able to agree on commercially reasonable terms acceptable to us with such designer. If we were to enter into an agreement with a qualified product designer, we could experience a delay in the design and development of new sunglass and goggle product lines, and we may not experience the same level of consumer acceptance with any such product offerings. Any such delay in the introduction of new product lines or the failure by customers to accept new product lines could reduce our net sales.

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

We purchase substantially all of our sunglass products from our wholly owned subsidiary, LEM and over half of our goggle products are manufactured by OGK in China. We expect in 2008 to continue to manufacture more than half of our goggles through OGK. We do not have long-term agreements with any of our other manufacturers other than LEM or with vendors that supply raw materials to LEM. We cannot be certain that we will not experience difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs and failures to comply with our requirements for the proper utilization of our intellectual property. If our relationship with any of our manufacturers is interrupted or terminated for any reason, including the failure of any manufacturer to perform its obligations under our agreement or the termination of our agreement by any of our manufacturers, we would need to locate alternative manufacturing sources. The establishment of new manufacturing relationships involves numerous uncertainties, and we cannot be certain that we would be able to obtain alternative manufacturing sources in a manner that would enable us to meet our customer orders on a timely basis or on satisfactory commercial terms. If we are required to change any of our major manufacturers, we would likely experience increased costs, substantial disruptions in the manufacture and shipment of our products and a loss of net sales.

During 2007 and 2006, we experienced delays in manufacturing and shipping our sunglass and goggle products. These delays have materially affected our results of operations. We anticipate that we may continue to experience manufacturing and shipping delays and that such delays may continue to have a material effect on our results of operations.

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

No Fear, Inc. (“No Fear”) and its affiliates beneficially own approximately 13% of our outstanding common stock. As a result of this ownership interest, No Fear and its affiliates have the ability to influence who is elected to our Board of Directors each year and, through those directors, to influence our management, operations and potential significant corporate actions. Specifically, Mark Simo, our Chief Executive Officer and a Co-Chairman of our Board of Directors, is a member of No Fear’s Board of Directors, was the Chief Executive Officer of No Fear through October 2006, and owns approximately 37% of No Fear’s outstanding common stock. As a result of his position in No Fear, Mr. Simo may face conflicts of interest in connection with transactions between us and No Fear. In addition, as a purchaser of our products, No Fear accounted for approximately $1,305,000 and $795,000 of our net sales for the years ended December 31, 2007 and 2006, respectively. No Fear and its affiliates may have interests that conflict with, or are different from, the interests of our other stockholders. These conflicts of interest could include potential competitive business activities, corporate opportunities, indemnity arrangements, registration rights, sales or distributions by No Fear of our common stock and the exercise by No Fear of its ability to influence our management and affairs. Further, this concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our other stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, could harm the market price of our common stock and could impede the growth of our company. Our certificate of incorporation does not contain any provisions designed to facilitate resolution of actual or potential conflicts of interest or to ensure that potential business opportunities that may become available to both No Fear and us will be reserved for or made available to us. If these conflicts of interest are not resolved in a manner favorable to our stockholders, our stockholders’ interests may be substantially harmed.

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

Under Section 404 of the Sarbanes-Oxley Act, or Section 404, management is required to assess the adequacy of our internal controls, remediate any deficiency that may be identified for which there are no compensating controls in place, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. As part of this continuous process, we may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404. If any deficiency we may find from time to time is not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 and the SEC rules thereunder, we would be unable to conclude that our internal controls over financial reporting are effective, which could adversely affect investor confidence in our internal controls over financial reporting.

Risks Related to the Market for Our Common Stock

Our stock price may be volatile, and you may not be able to resell our shares at a profit or at all.

The trading price of our common stock fluctuates due to the factors discussed in this section and elsewhere in this report. For example, between January 1, 2007 and March 10, 2008, our stock has traded as high as $6.75 and as low as $3.75. In addition, the trading market for our common stock may be influenced by the public float that exists in our stock from time to time. For example, although we have approximately 8.1 million shares outstanding, approximately 5.8 million, which is more than 70%, of those shares are held by less than 10 stockholders. If any of those investors were to decide to sell a substantial portion of their respective shares, it would place substantial downward pressure on our stock price. We also have 37,500 shares reserved for the issuance of common stock upon vesting of restricted stock awards. In addition, we have 937,875 shares of our common stock reserved for the exercise of outstanding stock options, of which 640,797 are fully vested and exercisable as of December 31, 2007. Additionally, in connection with our initial public offering, we issued warrants to purchase up to 147,000 shares of common stock to Roth Capital Partners, LLC, and an affiliate, which are fully vested as of December 31, 2007. All 8,161,814 of our outstanding shares of common stock may be sold in the open market, subject to certain limitations.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our corporate headquarters totals 30,556 square feet and is located in Carlsbad, California. Our current monthly rent for this facility is approximately $38,000 per month, which we lease on a month to month basis. We also lease two buildings in Varese, Italy totaling approximately 11,000 square feet with monthly lease payments of approximately $9,000. These facilities are used for international sales and distribution and the leases expire between March 2008 and September 2009; however, we have an option to terminate these leases upon six months’ notice. Additionally, our subsidiary LEM leases four buildings in Italy totaling approximately 38,000 square feet with monthly lease payments of approximately $29,000. These facilities are used for office space, warehousing and manufacturing and the leases expire between October 2008 and January 2011. In addition, we utilize some third party warehousing in both the United States and Europe.

We believe our facilities are adequate for our current needs and that suitable additional or substitute space will be available to accommodate foreseeable expansion of our operations or to move our operations in the event one or more of our leases can no longer be renewed on commercially reasonable terms.

Item 3. Legal Proceedings

On October 30, 2007, John Flynn Caro, our former sales representative, and his wife filed an action against Spy Optic, Inc. in Puerto Rico seeking damages of not less than $200,000 relating to the termination of a sales representative agreement. The action was removed to federal district court on January 3, 2008, and we filed an answer and counterclaim on January 10, 2008. The Company presently has no estimate of any potential loss or range of loss with respect to the lawsuit or any estimate as to the potential costs of defending the lawsuit.

Additionally, from time to time we are involved in various lawsuits and legal proceedings which arise in the ordinary course of business. An adverse result in the matter described above or any other legal matters that may arise from time to time may harm our business.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market and Holders

Our common stock, par value $0.0001, is traded on the NASDAQ Global Market (formerly the NASDAQ National Market) under the symbol “ORNG”. At March 7, 2008, there were approximately 70 stockholders of record of our common stock. Many of the holders are brokers and other institutions on behalf of stockholders; therefore, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

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

Common Stock Prices

As of March 31, 2008, the closing sales price for the common stock was $4.42. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock on the NASDAQ Global Market:

	Stock Prices
	High	Low
2007
Fourth Quarter	$5.02	$3.75
Third Quarter	6.53	4.05
Second Quarter	6.75	5.39
First Quarter	6.00	4.87

2006
Fourth Quarter	$5.05	$3.25
Third Quarter	5.85	4.29
Second Quarter	6.00	3.86
First Quarter	4.99	3.62

Securities Authorized for Issuance under Compensation Plans

Set forth in the table below is certain information regarding the number of shares of our common stock that were subject to outstanding stock options or other compensation plan grants and awards as of December 31, 2007.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holders (1)	843,500	$6.74	619,625

Total	843,500	$6.74	619,625

(1)	Includes vesting of restricted stock

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

Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include but are not limited to: risks related to our ability to manage growth; risks related to the limited visibility of future orders; the ability to identify and work with qualified manufacturing partners and consultants; the ability to expand distribution channels and retail operations in a timely manner; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; the ability to continue to develop, produce and introduce innovative new products in a timely manner; the ability to source raw materials and finished products at favorable prices; the ability to identify and execute successfully cost control initiatives; uncertainties associated with our ability to maintain a sufficient supply of products and to manufacture successfully our products and inventory levels; the integration of the LEM acquisition; the performance of new products and continued acceptance of current products; the execution of strategic initiatives and alliances; uncertainties associated with intellectual property protection for our products; matters generally affecting the domestic and global economy, such as changes in interest and currency rates; and other factors described in Item 1A of Part II of this Annual Report under the caption “Risk Factors,” as well as those discussed elsewhere in this Annual Report. Readers are urged not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Annual Report.

Overview

The following discussion includes the operations of Orange 21 Inc. and its subsidiaries for each of the periods discussed.

We design, develop and market premium products for the action sports, motorsports and youth lifestyle markets. Our principal products, sunglasses and goggles, are marketed primarily under the brands, Spy™ and SpyOptic™. These products target the action sport and power sports markets, including surfing, skateboarding, snowboarding, ski, motocross, and the youth lifestyle market within fashion, music and entertainment. We have built our Spy ® brand by developing innovative, proprietary products that utilize high-quality materials and optical lens technology to convey performance, style, quality and value. We sell our products in approximately 3,300 retail locations in the United States and Canada and internationally through approximately 2,000 retail locations serviced by us and our international distributors. We have developed strong relationships with key multi-store action sport and youth lifestyle retailers in the United States, such as Cycle Gear, Inc., No Fear, Inc., Pacific Sunwear of California, Inc., Tilly’s Clothing, Shoes & Accessories and Zumiez, Inc., and a strategically selective collection of specialized surf, skate, snow and motocross stores.

We focus our marketing and sales efforts on the action sports, motorsports, and youth lifestyle markets, and specifically, persons ranging in age from 17 to 35. We separate our eyewear products into two groups: sunglasses, which includes fashion, performance sport and women-specific sunglasses, and goggles, which includes snowsport and motocross goggles. In addition, we sell branded sunglass and goggle accessories. In managing our business, we are particularly focused on ensuring that our product designs are keyed to current trends in the fashion industry, incorporate the most advanced technologies to enhance performance and provide value to our target market.

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

Results of Operations

Years Ended December 31, 2007 and 2006

Net Sales

Consolidated net sales increased 10% to $46.5 million for the year ended December 31, 2007 from $42.4 million for the year ended December 31, 2006. The increase is partly due to increased sales and marketing efforts, including an increase in sales force, and an improvement in product mix.

Domestic net sales represented 72% and 77% of total net sales for the years ended December 31, 2007 and 2006, respectively. Foreign net sales represented 28% and 23% of total net sales for the years ended December 31, 2007 and 2006, respectively. The sales mix on a dollar basis for the years ended December 31, 2007 and 2006 was 95% and 99%, respectively, for eyewear and 5% and 1%, respectively, for apparel and accessories.

Cost of Sales and Gross Profit

Our consolidated gross profit increased 30% to $22.8 million for the year ended December 31, 2007 from $17.5 million for the year ended December 31, 2006. Gross profit as a percentage of sales increased to 49% for the year ended December 31, 2007 from 41% for the year ended December 31, 2006. The increase in gross profit and gross profit as a percentage of sales is partly due to efficiencies achieved at LEM, our subsidiary and primary manufacturer, and a more favorable product mix. The increase is also due to net decreases in inventory reserves for slow moving and obsolete inventory that is no longer being marketed for resale of approximately of $1.4 million. During the year ended December 31, 2007, inventory with an adjusted basis of $0.8 million was sold for approximately $1.8 million in revenue, affecting margins by $1.0 million or 2% of net sales. The remaining decrease in the inventory reserve was mainly due to the disposal of product which has no effect on the results of operations.

Sales and Marketing Expense

Sales and marketing expense increased 12% to $16.2 million for the year ended December 31, 2007 from $14.5 million for the year ended December 31, 2006. The increase was primarily due to a $2.0 million write off of point-of-purchase displays in the U.S., which was a result of transferring ownership of the point-of-purchase displays to our customers during June 2007. In addition, in the U.S., further purchases of point-of-purchase displays will no longer be capitalized since the displays will be owned by the customers. The cost of these displays will be charged to sales and marketing expense. We do not expect this change to materially affect our results of operations in future periods.

General and Administrative Expense

General and administrative expense increased 2% to $9.6 million for the year ended December 31, 2007 from $9.4 million for the year ended December 31, 2006. The increase in general and administrative expense was primarily due to increased legal fees of $0.4 million which included $0.2 million in legal fees related to negotiations for the acquisition of the retail stores division of No Fear which did not materialize, a $0.3 million increase for employee-related compensation expense at LEM including severance pay for LEM employees and related legal fees, increased consulting fees of $0.3 million, increased share-based compensation in accordance with SFAS No. 123(R) of $0.2 million, and increases in depreciation and amortization costs and rent expense. The increases were partly offset by decreases in audit fees of $0.4 million, bad debt expense of $0.3 million, $0.2 million payroll costs in the U.S., investor relations related costs, travel and business insurance.

Shipping and Warehousing Expense

Shipping and warehousing expense consists primarily of wages and related payroll and employee benefit costs, packaging supplies, third-party warehousing and third-party fulfillment costs, facility costs and utilities. Shipping and warehousing expense remained consistent at $1.8 million for each of the years ended December 31, 2007 and 2006.

Research and Development Expense

Research and development expense increased 24% to $1.2 million for the year ended December 31, 2007 from $1.0 million for the year ended December 31, 2006. The increase is mainly due to an increase in employee-related compensation expense.

Other Net Expense

Other net expense was $0.5 million for the year ended December 31, 2007 compared to other net expense of $0.4 million for the year ended December 31, 2006. The change in other net expense is primarily due to increases in net interest expense partly offset by an increase in foreign currency transaction gains in 2007 compared to foreign currency losses in 2006.

Income Tax (Benefit) Provision

The income tax provision for the year ended December 31, 2007 was $1.5 million compared to a $2.3 million benefit for the year ended December 31, 2006. The effective tax rate for the years ended December 31, 2007 and 2006 was (22%) and 25%, respectively. The decrease in the effective tax rate was due to a larger proportion of the pretax losses incurred in the U.S. versus in Italy, offset by the valuation allowance of $3.2 million recorded in the U.S. booked in 2007 versus no valuation allowance recorded in 2006 for the U.S.

Net Loss

A net loss of $8.0 million was incurred for the year ended December 31, 2007 compared to a net loss of $7.2 million for the year ended December 31, 2006.

Liquidity and Capital Resources

Cash flow activities

Cash provided by or used in operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation, amortization, deferred income taxes, provision for bad debts, stock compensation expense and the effect of changes in working capital and other activities. Cash used in operating activities for the year ended December 31, 2007 was approximately $2.6 million, which consisted of a net loss of $8.0 million, adjustments for non-cash items of approximately $6.7 million and $1.3 million used in working capital and other activities. Working capital and other activities includes a $1.6 million increase in net inventory due primarily to an increase in inventory in anticipation of future sales and a $0.3 million decrease in accounts payable and accrued liabilities due to timing of invoices received and payments made offset partly and a $0.7 million decrease in income tax receivable and a $0.3 million decrease in prepaid and other current assets.

Cash provided for by operating activities for the year ended December 31, 2006 was $2.1 million which consisted of a net loss of $7.2 million, adjustments for non-cash items of approximately $3.9 million, and $5.4 million provided for by working capital and other activities. Working capital and other activities consisted primarily of a $4.3 million decrease in inventory due to an increase in sales and inventory reserves due to slow and obsolete inventory which we no longer market for resale, a $1.8 million increase in accounts payable and accrued liabilities due to timing of payments of vendor invoices and an offsetting $0.7 million increase in accounts receivable due to timing of customer receipts.

Cash used in investing activities during the year ended December 31, 2007 was $0.7 million and was primarily attributable to the purchase of $1.9 million of fixed assets, including retail point-of-purchase displays. Going forward, point-of-purchase displays in the U.S. will be expensed as a sales and marketing expense. We also made $1.0 million in payments related to requirements of the purchase agreement for the acquisition of LEM that were paid out during the year. We had an offset of approximately $0.5 million due to net proceeds received on short-term investments. Additionally, we released $1.7 million of restricted cash related to collateralization of our financing arrangements of $1.2 million and $0.5 million that was held in escrow related to the acquisition of LEM.

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

Cash provided by financing activities for the year ended December 31, 2007 was $2.7 million and was mainly attributable to $2.7 million in net proceeds received through our lines of credit and $0.8 million in net proceeds received through the issuance of notes payable, partially offset by $0.8 million for notes payable and capital lease principal payments.

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

On February 26, 2007, Spy Optic, Inc. entered into a Loan and Security Agreement (“Loan Agreement”) with BFI Business Finance (“BFI”) with a maximum borrowing capacity of $5.0 million, which was subsequently modified to extend the maximum borrowing capacity to $8.0 million and to affect certain other changes. Actual borrowing availability under the Loan Agreement is based on eligible trade receivable and inventory levels of Spy Optic, Inc. Loans extended pursuant to the Loan Agreement will bear interest at a rate per annum equal to the prime rate as reported in the Western Edition of the Wall Street Journal from time to time plus 2.5%, with a minimum monthly interest charge of $2,000. We granted BFI a security interest in all of Spy Optic, Inc.’s assets as security for its obligations under the Loan Agreement, except for its copyrights, patents, trademarks, servicemarks and related applications. Additionally, the obligations under the Loan Agreement are guaranteed by Orange 21 Inc.

The Loan Agreement imposes certain covenants on Spy Optic, Inc., including, but not limited to, covenants requiring it to provide certain periodic reports to BFI, inform BFI of certain changes in the business, refrain from incurring additional debt in excess of $100,000 and refrain from paying dividends. Spy Optic, Inc. also established a bank account in BFI’s name into which collections on accounts receivable and other collateral are deposited (the “Collateral Account”). Pursuant to the deposit control account agreement between Spy Optic, Inc. and BFI with respect to the Collateral Account, BFI is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to Spy Optic, Inc. any amounts remaining after payment of all amounts due under the Loan Agreement. To secure its obligations under the guaranty, Orange 21 Inc. granted BFI a blanket security interest in all of its assets, except for its stock in Spy Optic, Inc., which it has covenanted not to pledge to any other person or entity. We were in compliance with the covenants at December 31, 2007.

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

At December 31, 2007, there were outstanding borrowings of $4.5 million under the Loan Agreement, bearing an interest rate of 10.62% and availability under this line of $3.5 million subject to eligible accounts receivable and inventory levels.

At December 31, 2006, we also had a 2.2 million Euros line of credit in Italy with San Paolo IMI for LEM. During October 2007 the line of credit was reduced to 1.4 million Euros. Borrowing availability is based on eligible accounts receivable and export orders received at LEM. At December 31, 2007, there was approximately 0.5 million Euros available under this line of credit. At December 31, 2007 and 2006, amounts outstanding under this line of credit amounted to $1.3 million and $3.0 million, respectively. The interest rate at December 31, 2007 was 5.88%.

If we are able to achieve anticipated net sales, manage our inventory and manage operating expenses, we believe that our cash on hand and available loan facilities will be sufficient to enable us to meet our financing and operating requirements for at least the next 12 months. Otherwise, changes in operating plans, lower than anticipated net sales, increased expenses or other events, including those described in Item 1A, “Risk Factors,” may require us to seek additional debt or equity financing in the future. Our future capital requirements will depend on many factors, including our rate of net sales growth, continuing financing requirements related to our recent acquisition of LEM, the expansion of our sales and marketing activities and the continuing market acceptance of our product designs. We may be required to seek equity or debt financing in the future, which would result in additional dilution of our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations.

Off-balance sheet arrangements

We did not enter into any off-balance sheet arrangements during the years ended December 31, 2007 and 2006, nor did we have any off-balance sheet arrangements outstanding at December 31, 2007 and 2006.

Income Taxes

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the deferred tax assets, net of the valuation allowance, will be realized in the U.S. at December 31, 2007. Accordingly, we have recorded a valuation allowance for our U.S. operations at December 31, 2007 and 2006 of $3,164,000 and $0, respectively. At December 31, 2007 and 2006, we have recorded a full valuation allowance for our wholly owned subsidiaries, Spy Optic, S.r.l and LEM.

Backlog

Historically, purchases of sunglass and motocross eyewear products have not involved significant pre-booking activity. Purchases of our snow goggle products are generally pre-booked and shipped primarily from August to October.

We experienced delays in manufacturing and shipping our sunglass and goggle products during 2007 and 2006. These delays have materially affected our results of operations. We anticipate that we may continue to experience manufacturing and shipping delays, and that such delays may continue to have a material effect on our results of operations.

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

Inventories

Inventories consist primarily of raw materials and finished products, including sunglasses, goggles, apparel and accessories, product components such as replacement lenses and purchasing and quality control costs. Inventory items are carried on the books at the lower of cost or market using the weighted average cost method for LEM and first in first out method for our distribution business. Periodic physical counts of inventory items are conducted to help verify the balance of inventory.

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

We performed our annual test of goodwill as of October 1, 2007, which did not indicate any impairment and thus the second step was not performed. Determining fair value under the first step of the goodwill impairment test is subjective in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the extent of such charge.

Research and Development

We expense research and development costs as incurred. We capitalize product molds and tooling and depreciate these costs over the useful life of the asset.

Income Taxes

We account for income taxes pursuant to the asset and liability method, whereby deferred tax assets and liabilities are computed at each balance sheet date for temporary differences between the consolidated financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. We consider future taxable income and ongoing, prudent and feasible tax planning strategies in assessing the value of our deferred tax assets. If we determine that it is more likely than not that these assets will not be realized, we will reduce the value of these assets to their expected realizable value, thereby decreasing our net income. Evaluating the value of these assets is necessarily based on our management’s judgment. If we subsequently determine that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

We have established a valuation allowance against our deferred tax assets in each jurisdiction where we cannot conclude that it is more likely than not that those assets will be realized. In the event that actual results differ from our forecasts or we adjust the forecast or assumptions in the future, the change in the valuation allowance could have a significant impact on future income tax expense.

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

Recently Issued Accounting Pronouncements

On January 1, 2007, we adopted the provisions of FIN 48, which prescribe a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. There has been no material effect on our financial statements as a result of the adoption of FIN 48 as of December 31, 2007.

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

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which is effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We are currently assessing the impact the adoption of this pronouncement will have on the financial statements. SFAS No. 157 will need to be adopted in order to adopt SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141 (R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141 (R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS No. 141 (R) is to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. We do not expect that the adoption of SFAS No. 141 (R) will have a material effect on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

ORANGE 21 INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Orange 21 Inc. and Subsidiaries

Carlsbad, California

We have audited the accompanying consolidated balance sheets of Orange 21 Inc. (a Delaware corporation) and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. We have also audited the financial statement schedule listed at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orange 21 Inc. and its subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 of the consolidated financial statements, the Company restated its 2006 consolidated financial statements.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

April 8, 2008

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands, except number of shares and per share amounts)

	December 31,
	2007	2006
		(As Restated. See Note 2)
Assets
Current assets
Cash and cash equivalents	$555	$1,279
Restricted cash	—	1,728
Short-term investments	—	500
Accounts receivable, net	10,510	10,014
Inventories, net	11,297	9,098
Prepaid expenses and other current assets	1,460	1,584
Income taxes receivable	123	606
Deferred income taxes	1,722	1,827

Total current assets	25,667	26,636
Property and equipment, net	5,775	8,042
Goodwill	9,735	8,727
Intangible assets, net of accumulated amortization of $504 and $376 at December 31, 2007 and 2006, respectively	493	530
Deferred income taxes	719	1,632
Other long-term assets	202	69

Total assets	$42,591	$45,636

Liabilities and Shareholders’ Equity
Current liabilities
Lines of credit	$5,805	$2,976
Current portion of capital leases	378	410
Current portion of notes payable	498	251
Accounts payable	6,715	6,418
Accrued expenses and other liabilities	4,964	4,458
Deferred purchase price obligation	—	1,020
Income taxes payable	207	—

Total current liabilities	18,567	15,533
Notes payable, less current portion	837	593
Capitalized leases, less current portion	704	647
Deferred income taxes	384	300

Total liabilities	20,492	17,073
Stockholders’ equity
Preferred stock: par value $0.0001; 5,000,000 authorized; none issued	—	—
Common stock: par value $0.0001; 100,000,000 shares authorized; 8,161,814 and 8,100,564 shares issued and outstanding at December 31, 2007 and 2006, respectively	1	1
Additional paid-in-capital	36,845	36,336
Accumulated other comprehensive income	2,526	1,505
Accumulated deficit	(17,273)	(9,279)

Total stockholders’ equity	22,099	28,563

Total liabilities and stockholders’ equity	$42,591	$45,636

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share amounts)

	Year Ended December 31,
	2007	2006
		(As Restated. See Note 2)
Net sales	$46,541	$42,406
Cost of sales	23,727	24,881

Gross profit	22,814	17,525
Operating expenses:
Sales and marketing	16,244	14,486
General and administrative	9,597	9,372
Shipping and warehousing	1,768	1,768
Research and development	1,245	1,003

Total operating expenses	28,854	26,629

Loss from operations	(6,040)	(9,104)
Other expense:
Interest expense	(592)	(241)
Foreign currency transaction gain (loss)	114	(53)
Other expense	(24)	(129)

Total other expense	(502)	(423)

Loss before benefit for income taxes	(6,542)	(9,527)
Income tax provision (benefit)	1,452	(2,342)

Net loss	$(7,994)	$(7,185)

Net loss per share of Common Stock

Basic	$(0.98)	$(0.89)

Diluted	$(0.98)	$(0.89)

Shares used in computing net loss per share of Common Stock
Basic	8,126	8,089

Diluted	8,126	8,089

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid-in Capital	Accumulated Other Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
	(Thousands)
Balance at December 31, 2005 (As Reported)	8,084	$1	$36,100	$32	$(1,902)	$34,231
Adjustments	1	—	—	—	(192)	(192)

Balance at December 31, 2005 (Restated)	8,085	1	36,100	32	(2,094)	34,039
Exercise of stock options	6	—	20	—	—	20
Tax benefit related to exercise of stock options	—	—	4	—	—	4
Share-based compensation	10	—	212	—	—	212
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	399	—	399
Unrealized gain on available for sale securities	—	—	—	2	—	2
Unrealized gain on foreign currency cash flow hedges	—	—	—	643	—	643
Unrealized gain on foreign currency exposure of net investment in foreign operations	—	—	—	429	—	429
Net loss (As Restated. See Note 2)	—	—	—	—	(7,185)	(7,185)

Comprehensive income (loss)	—	—	—	1,473	(7,185)	(5,712)

Balance at December 31, 2006 (Restated)	8,101	1	36,336	1,505	(9,279)	28,563
Exercise of stock options	9	—	30	—	—	30
Tax benefit related to exercise of stock options	—	—	4	—	—	4
Vesting of restricted stock awards	52	—	—	—	—	—
Share-based compensation	—	—	475	—	—	475
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	841	—	841
Unrealized loss on foreign currency cash flow hedges	—	—	—	(345)	—	(345)
Unrealized gain on foreign currency exposure of net investment in foreign operations	—	—	—	525	—	525
Net loss	—	—	—	—	(7,994)	(7,994)

Comprehensive income (loss)	—	—	—	1,021	(7,994)	(6,973)

Balance at December 31, 2007	8,162	$1	$36,845	$2,526	$(17,273)	$22,099

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

	Year Ended December 31,
	2007	2006
		(As Restated. See Note 2)
Operating Activities
Net loss	$(7,994)	$(7,185)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,809	3,949
Deferred income taxes	1,065	(1,485)
Share-based compensation	475	212
Provision for bad debts	198	604
Loss on sale/transfer of property and equipment	2,064	502
Impairment of property and equipment	147	88
Change in operating assets and liabilities:	—
Accounts receivable	(362)	(664)
Inventories, net	(1,633)	4,333
Prepaid expenses and other current assets	272	380
Other assets	(19)	10
Accounts payable	(267)	1,718
Accrued expenses and other liabilities	(50)	75
Income tax payable/receivable	674	(437)

Net cash (used in) / provided by operating activities	(2,621)	2,100
Investing Activities
Purchases of property and equipment	(1,933)	(4,644)
Purchases of short-term investments	—	(2,000)
Proceeds from maturities of short-term investments	500	6,980
Release of / (investment in) restricted cash	1,741	(1,728)
Proceeds from sale of property and equipment	87	269
Acquisition of business, net of cash acquired	(1,012)	(3,505)
Purchase of intangibles	(83)	(38)

Net cash used in investing activities	(700)	(4,666)
Financing Activities
Line of credit borrowings, net	2,697	708
Principal payments on notes payable	(409)	(1,273)
Proceeds from issuance of notes payable	788	1,553
Principal payments on capital leases	(420)	(452)
Proceeds from exercise of stock options	34	24

Net cash provided by financing activities	2,690	560
Effect of exchange rate changes on cash and cash equivalents	(93)	616

Net decrease in cash and cash equivalents	(724)	(1,390)
Cash and cash equivalents at beginning of period	1,279	2,669

Cash and cash equivalents at end of period	$555	$1,279

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$488	$371
Income taxes	$2	$346
Summary of noncash financing and investing activities:
Acquisition of property and equipment through capital leases	$327	$—
Non-cash income tax benefit related to the exercise of stock options	$4	$4

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

The Company designs, develops, manufactures and distributes high quality and high performance products for the action sports, motor sports and youth lifestyle markets. The Company’s current products include sunglasses, snowsport and motocross goggles and branded accessories. Spy Optic, S.r.l., a wholly owned subsidiary, was incorporated in Italy in July 2001. Spy Optic, S.r.l. manages the distribution, sales, customer service and administration for the Company’s business outside of North America. Spy Optic, Inc., a California corporation, was formed on December 20, 2004 as a wholly owned subsidiary. In January 2006, the Company completed the acquisition of its primary manufacturer LEM S.r.l. (“LEM”) (Note 18).

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Certain prior year amounts have been reclassified to conform to current year presentation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates used in preparing these consolidated financial statements include those assumed in computing allowance for doubtful accounts receivable, reserve for obsolete inventory, reserve for sales returns, the testing of goodwill and long-lived assets for impairment and the valuation allowance on deferred tax assets. Accordingly, actual results could differ from those estimates.

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

The following table summarizes short-term investments by security type at December 31, 2006. There were no short-term investments at December 31, 2007.

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
	(Thousands)
December 31, 2006
Auction rate securities	$500	$—	$500

	$500	$—	$500

The following table summarizes the contractual maturities of the Company’s short-term investments:

	Year Ended December 31,
	2007	2006
	(Thousands)
Less than one year	$—	$—
Due in one to five years	—	—
Due after five years	—	500

Total	$—	$500

At December 31, 2006, short-term investments consisted of auction rate securities of $500,000, which had no unrealized gains or losses at December 31, 2006. Auction rate securities, for which the interest rate resets approximately every 7 to 28 days, have been allocated within the contractual maturities table based upon the set maturity date of the security. During the years ended December 31, 2007 and 2006, the Company did not record any realized gains or losses on its short-term investments. At December 31, 2007 and 2006, the Company had no investments that have been in a continuous unrealized loss position for a period of 12 months.

Restricted Cash

At December 31, 2007 and 2006, the Company had $0 and $728,000, respectively of restricted cash which was held in an escrow account as required in accordance with the purchase agreement pursuant to which the Company acquired LEM, its manufacturing subsidiary. The escrow account relates to the earn-out provision of the purchase agreement. The escrow account was required to be maintained at a minimum level of 300,000 Euros through June 30, 2007 and was released in October 2007 in conjunction with the final payment. At December 31, 2007 and 2006, the Company also had $0 and $1.0 million, respectively, on deposit to be used as collateral to secure the line of credit facility. See Note 7.

Accounts Receivable, Reserve for Refunds and Returns and Allowance for Doubtful Accounts

Throughout the year, the Company performs credit evaluations of its customers, and adjusts credit limits based on payment history and the customer’s current creditworthiness. The Company continuously monitors its collections and maintains a reserve for estimated credits. The Company reserves for estimated future refunds and returns at the time of shipment based upon historical data and adjusts reserves as considered necessary. The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for anticipated bad debts and refunds. Provisions are made based upon a review of all significant outstanding invoices and overall quality and age of those invoices not specifically reviewed. In determining the provision for invoices not specifically reviewed, the Company analyzes collection experience, customer credit-worthiness and current economic trends. If the data used to calculate these allowances does not reflect future ability to collect outstanding receivables, an adjustment in the reserve for refunds may be required. Historically, the Company’s losses have been consistent with estimates, but there can be no assurance that it will continue to experience the same credit loss rates that it has experienced in the past. Unforeseen, material financial difficulties experienced by its customers could have an adverse impact on profits.

Inventories

Inventories consist primarily of raw materials and finished products, including sunglasses, goggles, apparel and accessories, product components such as replacement lenses and purchasing and quality control costs. Inventory items are carried on the books at the lower of cost or market using the weighted average cost method for LEM and first in first out method for our distribution business. Periodic physical counts of inventory items are conducted to help verify the balance of inventory. A reserve is maintained for obsolete or slow moving inventory. Products are reserved at certain percentages based on their probability of selling, which is estimated based on current and estimated future customer demands and market conditions.

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

Intangible assets consist of trademarks, patents and a customer related intangible that are being amortized on a straight-line basis over 5 to 8.3 years. Amortization expense was approximately $141,000 and $50,000 for the years ended December 31, 2007 and 2006, respectively. Amortization expense related to intangible assets at December 31, 2007 in each of the next five years and beyond is expected to be incurred as follows:

(Thousands)
2008	$100
2009	100
2010	99
2011	94
2012	75
Thereafter	25

$493

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Under SFAS No. 144, the Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may differ. If the sum of the undiscounted cash flows is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company’s assessment of recoverability. Numerous factors, including changes in the Company’s business, industry segment or the global economy could significantly impact management’s decision to retain, dispose of or idle certain of its long-lived assets. For the years ended December 31, 2007 and 2006, the Company recorded impairment charges of approximately $147,000 and $88,000, respectively. See Note 5, Property and Equipment, for information regarding asset impairment charges recognized by the Company. At December 31, 2007 and 2006, no impairment of the intangible assets had occurred and the amortization periods remain appropriate.

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

The Company performed its annual test of goodwill as of October 1, 2007, which did not indicate any impairment and thus the second step was not performed. Determining fair value under the first step of the goodwill impairment test is subjective in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the extent of such charge.

Point-of-Purchase Displays

During June 2007, the Company expensed approximately $2.0 million (the balance net of accumulated depreciation) of point-of-purchase displays in the U.S. to sales and marketing expense, as a result of transferring ownership of these displays to customers. In addition, in the U.S., future point-of-purchase displays are no longer capitalized since the displays are owned by the customers. The cost of these displays is currently being charged to sales and marketing expense.

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

Generally, the Company extends credit to its customers after performing credit evaluations and does not require collateral. The Company’s payment terms generally range from net-30 to net-90, depending on the country or whether it sells directly to retailers in the country or to a distributor. The Company’s distributors are typically set up as prepay accounts; however credit may be extended to certain distributors, usually upon receipt of a letter of credit. Generally, the Company’s sales agreements with its customers, including distributors, do not provide for any rights of return or price protection. However, the Company does approve returns on a case-by-case basis in its sole discretion. The Company records an allowance for estimated returns when revenues are recorded. The allowance is calculated using historical evidence of actual returns. Historically, actual returns have been within the Company’s expectations. If future returns are higher than the Company’s estimates, the Company’s earnings would be adversely affected.

Advertising

The Company expenses advertising costs as incurred. Total advertising expense was approximately $612,000 and $647,000 for the years ended December 31, 2007 and 2006, respectively.

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

Changes in product warranty accrual for the years ended December 31, 2007 and 2006 were as follows:

	Year Ended December 31,
	2007	2006
	(Thousands)
Balance at January 1,	$—	$16
Charged to expense	289	156
Amounts charged to reserve	(289)	(172)

Balance at December 31,	$—	$—

Research and Development

The Company expenses research and development costs as incurred. We capitalize product molds and tooling and depreciate these costs over the useful life of the asset.

Shipping and Handling

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

Foreign Currency

The functional currencies of the Company’s wholly owned subsidiaries, Spy Optic S.r.l. and LEM are their respective local currency. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currencies. Assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income (loss).

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

The Company uses forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in its forecasted purchase of products at prices denominated in currencies other than the U.S. Dollar. For derivative instruments that are designated and qualify as cash flow hedges, the Company records the effective portion of the gain or loss on the derivative in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. The Company reports the effective portion of cash flow hedges in the same financial statement line as the changes in the value of the hedged item. As of December 31, 2007 and 2006, the notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges were approximately $0 and $5,023,000, respectively. As of December 31, 2007 and 2006, a net gain of approximately $11,000 and $355,000, respectively, related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive loss. It is expected that $11,000 will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

Net gains on cash flow hedges included in OCI are as follows:

	Year Ended December 31,
	2007	2006
	(Thousands)
Beginning balance	$355	$(288)
Change in net gains	21	623
Net (gains) losses reclassified into earnings	(365)	20

Accumulated other comprehensive income	$11	$355

During the years ended December 31, 2007 and 2006, the Company did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

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

As of December 31, 2007 and 2006, the notional amounts of the Company’s foreign exchange contracts not designated as hedging instruments were approximately $0 and $647,000, respectively.

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

	Year Ended December 31,
	2007	2006
	(Thousands)
Weighted average common shares outstanding—basic	8,126	8,089
Assumed conversion of dilutive stock options, restricted stock and warrants	—	—

Weighted average common shares outstanding—dilutive	8,126	8,089

The following potentially dilutive instruments were not included in the diluted per share calculation for periods presented as their inclusion would have been antidilutive:

	Year Ended December 31,
	2007	2006
	(Thousands)
Stock options	938	805
Restricted stock	38	110
Warrants	147	147

Total	1,123	1,062

Income Taxes

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the deferred tax assets, net of the valuation allowance, will be realized. Accordingly, we have recorded a valuation allowance for our U.S. operations at December 31, 2007 and 2006 of $3,164,000 and $0, respectively. At December 31, 2007 and 2006, we have recorded a full valuation allowance for our wholly owned subsidiaries, Spy Optic, S.r.l and LEM.

Royalties

The Company has several royalty agreements with third parties which represent agreements that the Company has with several athletes to use them in endorsing or advertising several of its products.

Comprehensive Income (Loss)

Comprehensive income (loss) represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive income (loss). Total comprehensive loss for the years ended December 31, 2007 and 2006 was $7.0 million and $5.7 million, respectively.

The components of accumulated other comprehensive income, net of tax, are as follows:

	December 31,
	2007	2006
	(Thousands)
Unrealized gain on cash flow hedges, net of tax	$11	$355
Equity adjustment from foreign currency translation	1,882	1,041
Unrealized gain on foreign currency exposure of net investment in foreign operations	633	109

Accumulated other comprehensive income	$2,526	$1,505

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

Recently Issued Accounting Pronouncements

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. There has been no material effect on the Company’s financial statements as a result of the adoption of FIN 48 as of December 31, 2007.

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

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141 (R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141 (R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS No. 141 (R) is to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. We do not expect that the adoption of SFAS No. 141 (R) will have a material effect on our consolidated financial statements.

2.	Restatement

The Company has restated its consolidated financial statements for the fiscal year ended December 31, 2006, in accordance with Staff Accounting Bulletin No. 108 Considering the Effect of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), to correct errors in such consolidated financial statements that would have a material effect on the financial statements for 2007 if not corrected. The restatement adjustments also include the correction of errors in previous periods which were not initially corrected in their respective years based on materiality. The impact of the restatements on periods prior to January 1, 2006 is reflected as an increase of $192,000 to beginning accumulated deficit, a decrease of $236,000 to inventory and an increase to deferred tax assets of $44,000. The net impact to fiscal year 2006 is a $67,000 increase to net income (loss), a decrease of $178,000 to net inventories, an increase of $57,000 to deferred tax assets and an increase of $4,000 to accrued liabilities.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands, except number of shares and per share amounts)

	December 31, 2006
	As reported	Adjustments	As restated
Assets
Current assets
Cash and cash equivalents	$1,279	$—	$1,279
Restricted cash	1,728	—	1,728
Short-term investments	500	—	500
Accounts receivable, net	10,014	—	10,014
Inventories, net (1)	9,276	(178)	9,098
Prepaid expenses and other current assets	1,584	—	1,584
Income taxes receivable	606	—	606
Deferred income taxes	1,827	—	1,827

Total current assets	26,814	(178)	26,636
Property and equipment, net	8,042	—	8,042
Goodwill	8,727	—	8,727
Intangible assets, net of accumulated amortization of $376 at December 31, 2006	530	—	530
Deferred income taxes (3)	1,575	57	1,632
Other long-term assets	69	—	69

Total assets	$45,757	$(121)	$45,636

Liabilities and Shareholders’ Equity
Current liabilities
Lines of credit	$2,976	$—	$2,976
Current portion of capital leases	410	—	410
Current portion of notes payable	251	—	251
Accounts payable	6,418	—	6,418
Accrued expenses and other liabilities (2)	4,454	4	4,458
Deferred purchase price obligation	1,020	—	1,020
Income taxes payable	—	—	—

Total current liabilities	15,529	4	15,533
Notes payable, less current portion	593	—	593
Capitalized leases, less current portion	647	—	647
Deferred income taxes	300	—	300

Total liabilities	17,069	4	17,073
Stockholders’ equity
Preferred stock: par value $0.0001; 5,000,000 authorized; none issued	—	—	—
Common stock: par value $0.0001; 100,000,000 shares authorized; 8,100,564 shares issued and outstanding at December 31, 2006	1	—	1
Additional paid-in-capital	36,336	—	36,336
Accumulated other comprehensive income	1,505	—	1,505
Accumulated deficit (1) (2) (3)	(9,154)	(125)	(9,279)

Total stockholders’ equity	28,688	(125)	28,563

Total liabilities and stockholders’ equity	$45,757	$(121)	$45,636

(1)	Adjustments for overhead calculation of intransit inventory.
(2)	Adjustments for unrecorded liabilities for general and administrative ($1,000) and sales and marketing expenses ($3,000) at Spy S.r.l.
(3)	Tax effect of adjustments noted in (1) and (2) above.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share amounts)

	Year Ended December 31, 2006
	As Reported	Adjustments	As Restated
Net sales	$42,406	$—	$42,406
Cost of sales (1)	24,939	(58)	24,881

Gross profit	17,467	58	17,525
Operating expenses:
Sales and marketing (2)	14,483	3	14,486
General and administrative (2)	9,371	1	9,372
Shipping and warehousing	1,768	—	1,768
Research and development	1,003	—	1,003

Total operating expenses	26,625	4	26,629

Loss from operations	(9,158)	54	(9,104)
Other expense:
Interest expense	(241)	—	(241)
Foreign currency transaction loss	(53)	—	(53)
Other expense	(129)	—	(129)

Total other expense	(423)	—	(423)

Loss before benefit for income taxes	(9,581)	54	(9,527)
Income tax benefit (3)	(2,329)	(13)	(2,342)

Net (loss ) income	$(7,252)	$67	$(7,185)

Net (loss) income per share of Common Stock

Basic	$(0.90)	$0.01	$(0.89)

Diluted	$(0.90)	$0.01	$(0.89)

Shares used in computing net (loss) income per share of Common Stock
Basic	8,089	8,089	8,089

Diluted	8,089	8,089	8,089

(1)	Adjustments for overhead calculation of intransit inventory.
(2)	Adjustments for unrecorded liabilities for general and administrative ($1,000) and sales and marketing expenses ($3,000) at Spy S.r.l.
(3)	Tax effect of adjustments noted in (1) and (2) above.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

	Year Ended December 31, 2006
	As Reported	Adjustments	As Restated
Operating Activities
Net (loss) income (1) (2) (3)	$(7,252)	$67	$(7,185)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,949	—	3,949
Deferred income taxes (3)	(1,472)	(13)	(1,485)
Share-based compensation	212	—	212
Provision for bad debts	604	—	604
Loss on sale/transfer of property and equipment	502	—	502
Impairment of property and equipment	88	—	88
Change in operating assets and liabilities:
Accounts receivable	(664)	—	(664)
Inventories, net (1)	4,391	(58)	4,333
Prepaid expenses and other current assets	380	—	380
Other assets	10	—	10
Accounts payable	1,718	—	1,718
Accrued expenses and other liabilities (2)	71	4	75
Income tax payable/receivable	(437)	—	(437)

Net cash provided by operating activities	2,100	—	2,100
Investing Activities
Purchases of property and equipment	(4,644)	—	(4,644)
Purchases of short-term investments	(2,000)	—	(2,000)
Proceeds from maturities of short-term investments	6,980	—	6,980
Release of / (investment in) restricted cash	(1,728)	—	(1,728)
Proceeds from sale of property and equipment	269	—	269
Acquisition of business, net of cash acquired	(3,505)	—	(3,505)
Purchase of intangibles	(38)	—	(38)

Net cash used in investing activities	(4,666)	—	(4,666)
Financing Activities
Line of credit borrowings, net	708	—	708
Principal payments on notes payable	(1,273)	—	(1,273)
Proceeds from issuance of notes payable	1,553	—	1,553
Principal payments on capital leases	(452)	—	(452)
Proceeds from exercise of stock options	24	—	24

Net cash provided by financing activities	560	—	560
Effect of exchange rate changes on cash and cash equivalents	616	—	616

Net decrease in cash and cash equivalents	(1,390)	—	(1,390)
Cash and cash equivalents at beginning of period	2,669	—	2,669

Cash and cash equivalents at end of period	$1,279	$—	$1,279

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$371	$—	$371
Income taxes	$346	$—	$346
Summary of noncash financing and investing activities:
Non-cash income tax benefit related to the exercise of stock options	$4	$—	$4

(1)	Adjustments for overhead calculation of intransit inventory.
(2)	Adjustments for unrecorded liabilities for general and administrative ($1,000) and sales and marketing expenses ($3,000) at Spy S.r.l.
(3)	Tax effect of adjustments noted in (1) and (2) above.

3.	Accounts Receivable

Accounts receivable consisted of the following:

	December 31,
	2007	2006
	(Thousands)
Trade receivables	$13,240	$12,893
Less allowance for doubtful accounts	(775)	(847)
Less allowance for returns	(1,955)	(2,032)

Accounts receivable, net	$10,510	$10,014

4.	Inventories

Inventories consisted of the following:

	December 31,
	2007	2006
		(As Restated)
	(Thousands)
Raw materials	$1,756	$2,301
Work in process	350	1,024
Finished goods	9,191	5,773

Inventories, net	$11,297	$9,098

The Company’s balances are net of an allowance for obsolescence of approximately $2,264,000 and $3,677,000 at December 31, 2007 and 2006, respectively.

5.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2007	2006
	(Thousands)
Displays	$931	$4,506
Molds and tooling	1,664	2,311
Machinery and equipment	5,212	1,924
Buildings and leasehold improvements	2,496	4,218
Computer equipment and software	1,909	667
Furniture and fixtures	695	785
Vehicles	458	2,260

	13,365	16,671
Less accumulated depreciation and amortization	(7,590)	(8,629)

Property and equipment, net	$5,775	$8,042

Impairment charges of $147,000 were recorded during the year ended December 31, 2007 related to molds and tooling no longer in service and is recorded under the caption “Cost of Sales” in the accompanying Consolidated Statement of Operations. Impairment charges of $88,000 were recorded during the year ended December 31, 2006 related to the evaluation of currently capitalized internal use software projects for future benefit and for property and equipment no longer in service and are recorded under the caption “General and administrative” in the accompanying Consolidated Statements of Operations.

Depreciation and amortization expense was approximately $2,809,000 and $3,949,000 for the years ended December 31, 2007 and 2006, respectively. The year ended December 31, 2006 includes approximately $701,000 or ($0.09) per basic and diluted share in depreciation expense as a result of a change in estimated useful lives to two years for our retail point-of-purchase displays. The effect of this change on depreciation expense for the years ended December 31, 2007, 2008, 2009 and 2010 would have been an increase of $626,000, a decrease of $386,000, a decrease of $565,000 and a decrease of $146,000, respectively. However, during June 2007, the Company expensed approximately $2.0 million (the balance net of accumulated depreciation) of point-of-purchase displays in the U.S. to sales and marketing expense, as a result of transferring ownership of these displays to customers. In addition, in the U.S., future point-of-purchase displays are no longer capitalized since the displays are owned by the customers. The cost of these displays is currently being charged to sales and marketing expense.

6.	Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2007	2006
		(As Restated)
	(Thousands)
Compensation and benefits	$3,060	$2,260
Sales and marketing	511	242
Production and warehouse	425	663
Commissions	399	250
Customers with credit balances	215	—
Other	203	385
Professional fees	151	558
Unrealized foreign currency adjustments	—	100

	$4,964	$4,458

7.	Financing Arrangements

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

On February 26, 2007, Spy Optic, Inc. entered into a Loan and Security Agreement (“Loan Agreement”) with BFI Business Finance (“BFI”) with a maximum borrowing capacity of $5.0 million, which was subsequently modified on December 7, 2007 and February 12, 2008 to extend the maximum borrowing capacity to $8.0 million and affect certain other changes. Actual borrowing availability under the Loan Agreement is based on eligible trade receivable and inventory levels of Spy Optic Inc. Loans extended pursuant to the Loan Agreement will bear interest at a rate per annum equal to the prime rate as reported in the Western Edition of the Wall Street Journal from time to time plus 2.5% with a minimum monthly interest charge of $2,000. The Company granted BFI a security interest in all of Spy Optic, Inc.’s assets as security for its obligations under the Agreement, except for its copyrights, patents, trademarks, servicemarks and related applications. Additionally, the obligations under the Loan Agreement are guaranteed by Orange 21 Inc.

The Loan Agreement imposes certain covenants on Spy Optic, Inc., including, but not limited to, covenants requiring the Company to provide certain periodic reports to BFI, inform BFI of certain changes in the business, refrain from incurring additional debt in excess of $100,000 and refrain from paying dividends. Spy Optic, Inc. also established a bank account in BFI’s name into which collections on accounts receivable and other collateral are deposited (the “Collateral Account”). Pursuant to the deposit control account agreement between Spy Optic, Inc. and BFI with respect to the Collateral Account, BFI is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to Spy Optic, Inc. any amounts remaining after payment of all amounts due under the Loan Agreement. To secure its obligations under the guaranty, Orange 21 Inc. granted BFI a blanket security interest in all of its assets, except for its stock in Spy Optic, Inc., which it has covenanted not to pledge to any other person or entity. The Company was in compliance with the covenants at December 31, 2007.

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

At December 31, 2007, there were outstanding borrowings of $4.5 million under the Loan Agreement, bearing an interest rate of 10.62% and availability under this line of $3.5 million subject to eligible accounts receivable and inventory levels.

At December 31, 2006, the Company also had a 2.2 million Euros line of credit in Italy with San Paolo IMI for LEM. During October 2007 the line of credit was reduced to 1.4 million Euros. Borrowing availability is based on eligible accounts receivable and export orders received at LEM. At December 31, 2007, there was approximately 0.5 million Euros available under this line of credit. At December 31, 2007 and 2006, outstanding amounts under this line of credit amounted to $1.3 million and $3.0 million, respectively. The interest rate at December 31, 2007 was 5.88%.

8.	Notes Payable

Notes payables at December 31, 2007 consist of the following:

(Thousands)
Unsecured San Paolo IMI long-term debt, EURIBOR 6 months interest rate plus 1.0% spread, payable in half year installments due from March 2007 to February 2011	$716
Unsecured long-term debt, EURIBOR 1-month interest rate plus 1.5% spread, payable in half year installments due from December 2005 to December 2010	161
Unsecured long-term debt, fixed interest rate at 0.5%, payable in half year installments due from December 2005 to December 2010	66
Secured notes payable for software purchases, 4.55% interest rate with monthly payments of $15,000 due through August 2009 and 7.45% interest rate with monthly payments of $4,200 due through March 2010. Both secured by software.	392

1,335
Less current portion	(498)

Notes payable, less current portion	$837

Future minimum payments under long-term debt agreements are as follows:

Year ended December 31,	Thousands
2008	$498
2009	464
2010	331
2011	42

Total	$1,335

9.	Stockholder’s Equity

Common Stock

During December 2007, options with respect to 9,375 shares of common stock held by one individual were exercised at a price of $3.20, resulting in the issuance of 9,375 shares of common stock for aggregate proceeds of approximately $30,000.

During 2007 an aggregate of 51,875 shares of common stock were issued to individuals upon vesting of restricted stock awards.

During December 2006, options with respect to 6,250 shares of common stock held by one individual were exercised at a price of $3.20 per share, resulting in the issuance of 6,250 shares of common stock for aggregate proceeds of approximately $20,000.

During 2006, an aggregate of 10,000 shares of common stock were issued to four members of the Company’s Board of Directors.

Shares Reserved

The Company had 100,000,000 authorized shares of common stock at December 31, 2007. The table below outlines common shares reserved for future issuance:

(Thousands)
Total Authorized Shares	100,000
Common shares issued	(8,161)
Shares reserved for future issuance:
Stock options outstanding	(938)
Restricted stock awards	(38)
Warrants	(147)

Remaining Authorized Shares	90,716

10.	Share-Based Compensation

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

Stock Option Activity

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(Thousands)
Options outstanding at December 31, 2005	1,020,624	$6.69
Granted	60,000	5.00
Exercised	(6,250)	3.20		$10
Forfeited	(269,686)	6.54

Options outstanding at December 31, 2006	804,688	6.64
Granted	276,000	5.73
Exercised	(9,375)	3.20		42
Forfeited	(133,438)	5.68

Options outstanding at December 31, 2007	937,875	$6.54	7.16	$180

Options exercisable at December 31, 2007	640,797	$6.94	6.21	$177

Intrinsic value is defined as the difference between the relevant current market value of the common stock and the grant price for options with exercise prices less than the market values on such dates. During the years ended December 31, 2007 and 2006, the Company received $30,000 and $20,000, respectively, in cash proceeds from the exercise of stock options. The actual tax benefit realized from these exercises was approximately $4,000 for both years, and was included in additional paid in capital in the statement of stockholder’s equity for all periods presented and in the financing activities of the statement of cash flows beginning in the year ended December 31, 2006.

Information regarding stock options outstanding as of December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Price Range	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Shares	Weighted- Average Exercise Price
$ 1.60 - $3.20	62,500	$2.40	4.05	62,500	$2.40
$ 3.21 - $4.80	69,375	$4.80	0.95	57,187	$4.80
$ 4.81 - $5.11	70,000	$5.00	8.49	61,110	$5.01
$ 5.12 - $5.38	186,000	$5.38	9.66	—	$—
$ 5.39 - 6.12	115,000	$6.09	7.67	115,000	$6.09
$ 6.46	90,000	$6.46	9.45	—	$—
$ 8.75	345,000	$8.75	6.58	345,000	$8.75

Total	937,875	$6.54	7.16	640,797	$6.94

Restricted Stock Awards

The Company periodically issues restricted stock awards to certain key employees subject to certain vesting requirements based on future service.

Restricted Stock Award Activity

	Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2005	—	$—
Granted	117,500	4.99
Forfeited	(7,500)	5.01

Non-vested at December 31, 2006	110,000	4.99
Released	(51,875)	4.96
Forfeited	(20,625)	5.01

Non-vested at December 31, 2007	37,500	$5.01

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

The Company recognized the following share-based compensation expense during the years ended December 31, 2007 and 2006 in accordance with SFAS No. 123(R):

	Year Ended December 31,
	2007	2006
Stock options
General and administrative expense	$327	$103
Stock	—	51
Restricted stock
General and administrative expense	130	36
Selling and marketing	11	16
Research and development	7	6

Total	475	212
Income tax benefit	(162)	(72)

Stock-based compensation expense, net of taxes	313	140

Effect of stock-based compensation on net loss per share:
Basic	(0.04)	(0.02)
Diluted	(0.04)	(0.02)

The following table summarizes the approximate unrecognized compensation cost for the share-based compensation awards and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Expense	Weighted Average Remaining Years
	(Thousands)
Stock options	$602	1.89
Restricted stock awards	276	2.45

Total	$878

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

The following weighted average assumptions were used to estimate the fair value of options granted during the years ended December 31, 2007 and 2006:

	Year ended December 31,
	2007	2006
Expected volatility	51.5%	59.2%
Risk-free interest rate	4.6%	5.0%
Expectation term (in years)	5.0	5.3
Dividend yield	—	—

11.	Income Taxes

Income tax expense (benefit) attributed to income from operations consists of:

	Year Ended December 31,
	2007	2006
		(As Restated)
	(Thousands)
Current
Federal	$(29)	$(551)
State	(27)	(22)
Foreign	202	137

Total	146	(436)
Deferred
Federal	838	(1,599)
State	418	(607)
Foreign	50	300

Total	1,306	(1,906)

Income tax provision	$1,452	$(2,342)

The components that comprise deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
		(As Restated)
	(Thousands)
Deferred tax assets:
NOL carryforwards	$3,494	$1,721
Allowance for doubtful accounts	186	205
Compensation and vacation accrual	96	91
Accrued professional fees		73
Reserve for returns and allowances	734	625
Unrealized foreign currency loss	342	208
Inventory reserve	319	879
Net foreign deferred tax asset before valuation allowance	2,777	2,447
Non-cash compensation	209	82
Depreciation and amortization	225	—
Benefit of state tax items	1	1
Other	6	(4)

Gross deferred tax assets	8,389	6,328
Deferred tax liabilities:
Depreciation and amortization	—	(164)
Unrealized foreign currency loss	(7)	(258)

Net deferred tax asset before valuation allowance	8,382	5,906
Valuation allowance	(6,325)	(2,747)

Net deferred tax asset	$2,057	$3,159

The reconciliation of computed “expected” income taxes to effective income tax expense by applying the federal statutory rate of 34% is as follows:

	Year Ending December 31,
	2007	2006
		(As Restated)
	(Thousands)
Computed “expected” tax expense	$(2,076)	$(3,145)
State taxes, net of federal benefit	(355)	(540)
Foreign tax expense	251	437
Foreign subsidiary (income) loss	353	794
Meals and entertainment	28	37
U.S. valuation allowances	3,164	—
Other, net	87	75

	$1,452	$(2,342)

The change in the valuation allowance for the years ended December 31, 2007 and 2006 was an increase of $3,578,000 and $2,115,000, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the deferred tax assets, net of the valuation allowance will be realized. Accordingly, the Company has recorded a valuation allowance for its U.S. operations at December 31, 2007 and 2006 of $3,164,000 and $0, respectively. The Company has recorded a $1,642,000 and $1,107,000 valuation allowance for its wholly owned subsidiary, Spy Optic, S.r.l. at December 31, 2007 and 2006, respectively. The Company has recorded a $1,519,000 and $1,640,000 valuation allowance for its wholly owned subsidiary, LEM at December 31, 2007 and 2006, respectively.

12.	Employee Benefit Plans

In 1998, the Company adopted the Spy Optic 401(k) Plan, or the “Plan.” The Plan covers all employees who meet the eligibility requirements of a minimum of 270 hours of service and 18 years of age. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under the provisions of the Plan, eligible participants may contribute up to 15% of their annual compensation, not to exceed the maximum legal deferral. The Company is not required to contribute to the Plan and made no contributions to the Plan during the years ended December 31, 2007 and 2006.

13.	Related Party Transactions

Customer Sales

No Fear, Inc. (“No Fear”), a stockholder, owns retail stores that purchase products from the Company. Aggregated sales to these stores during the years ended December 31, 2007 and 2006 were approximately $1,305,000 and $795,000, respectively. Accounts receivable due from these stores amounted to $529,000 and $222,000 at December 31, 2007 and 2006, respectively.

Stockholders of the Company, other than No Fear, own retail stores and distribution companies that purchase products from the Company. Aggregated sales to these stores during the years ended December 31,

2007 and 2006 were approximately $1,498,000 and $946,000, respectively. Accounts receivable due from these entities amounted to approximately $880,000, and $440,000 at December 31, 2007 and 2006, respectively.

Polinelli S.r.l., a stockholder and a former shareholder of the Company’s wholly owned subsidiary LEM, purchases products from the Company. Aggregated sales to Polinelli S.r.l., during the years ended December 31, 2007 and 2006 were $499,000 and $955,000, respectively. Accounts receivable due from Polinelli S.r.l. amounted to $68,000 and $341,000 at December 31, 2007 and 2006, respectively.

14.	Commitments and Contingencies

Operating Leases

The Company leases its principal administrative and distribution facilities in Carlsbad, California and a warehouse facility in Varese, Italy, which is used primarily for international sales and distribution. LEM leases four buildings in Italy that are used for office space, warehousing and manufacturing. In addition, the Company utilizes some third party warehousing in both the United States and Europe. The Company also leases certain computer equipment, vehicles and temporary housing in Italy. Rent expense was approximately $719,000 and $553,000 for the years ended December 31, 2007 and 2006, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Year Ending December 31,	(Thousands)
2008	$250
2009	141
2010	64
2011	65
2012	61

Total	$581

Capital Leases

Future minimum lease payments under capital leases are as follows:

Year Ending December 31,	(Thousands)
2008	$421
2009	326
2010	260
2011	206

Total minimum lease payments	1,213
Amount representing interest	(131)

Present value of minimum lease payments	1,082
Less current portion	(378)

Long-term portion	$704

The cost of buildings and improvements and machinery under capital lease at December 31, 2007 was approximately $1,445,000 and $1,177,000, respectively. The amount of accumulated depreciation at December 31, 2007 was $284,000 and $321,000, respectively. Amortization of assets held under capital leases is included in depreciation expense.

Athlete Contracts

The Company has entered into endorsement contracts with athletes to actively wear and endorse the Company’s products. These contracts are based on minimum annual payments and may include additional performance-based incentives and/or product-specific sales incentives.

The minimum annual contracted payments are as follows:

Year Ending December 31,	(Thousands)
2008	$456
2009	147
2010	14

Total	$617

Product Design

The Company has entered into an agreement with its primary product designer, Jerome Mage, through his business Mage Design LLC, for the design and development of its eyewear, apparel and accessory product lines. Mr. Mage has agreed to provide his services to the Company as an independent consultant through December 31, 2008, and to be bound by confidentiality obligations. Mr. Mage has also agreed not to provide design services to any entity that is engaged principally in the business of designing, manufacturing or selling sunglasses, goggles or other optical products during the term of the agreement. Mr. Mage has developed products primarily for the Spy Optic brand. Under the agreement, Mr. Mage assigns all ideas, inventions and other intellectual property rights created or developed on the Company’s behalf during the term of the agreement to the Company. The agreement may be terminated by either party if the other party defaults or breaches a material provision of the agreement and has monthly minimum payments due. The minimum annual contracted payments due in 2008 are approximately $391,000.

Litigation

On October 30, 2007, John Flynn Caro a former sales representative of the Company and his wife filed an action against Spy Optic, Inc. in Puerto Rico seeking damages of not less than $200,000 relating to the termination of a sales representative agreement. The action was removed to federal district court on January 3, 2008, and Spy Optic, Inc. filed an answer and counterclaim on January 10, 2008. The Company presently has no estimate of any potential loss or range of loss with respect to the lawsuit or any estimate as to the potential costs of defending the lawsuit.

Additionally, from time to time we are involved in various lawsuits and legal proceedings which arise in the ordinary course of business. An adverse result in the matter described above or any other legal matters that may arise from time to time may harm our business.

15.	Concentrations

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

Customer

For the years ended December 31, 2007 and 2006, the Company had no sales to third party customers that accounted for 10% or more of total net sales.

Supplier

For the years ended December 31, 2007 and 2006, the Company had no purchases from third party suppliers that accounted for 10% or more of the Company’s total purchases.

16.	Operating Segments and Geographic Information

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

Information related to the Company’s operating segments is as follows:

	Year Ended December 31,
	2007	2006
		(As Restated)
	(Thousands)
Net sales:
Distribution	$40,632	$37,876
Manufacturing	5,909	4,530
Intersegment	13,978	9,619
Eliminations	(13,978)	(9,619)

Total	$46,541	$42,406

Operating income (loss):
Distribution	$(6,057)	$(8,585)
Manufacturing	17	(519)

Total	$(6,040)	$(9,104)

Net loss:
Distribution	$(7,516)	$(6,051)
Manufacturing	(464)	(1,134)

Total	$(7,980)	$(7,185)

	December 31,
	2007	2006
	(Thousands)
Tangible long-lived assets:
Distribution	$2,225	$4,922
Manufacturing	3,550	3,120

Total	$5,775	$8,042

The Company markets its products domestically and internationally, with its principal international market being Europe. Revenue is attributed to the location from which the product was shipped. Identifiable assets are based on location of domicile.

	Year Ended December 31,
	U.S. and Canada	Europe and Asia Pacific	Consolidated	Intersegment
		(Thousands)		(Thousands)
	2007			2007
Net sales	$33,732	$12,809	$46,541	$13,978

	2006			2006
Net sales	$32,750	$9,656	$42,406	$9,619

	December 31,
	2007	2006
	(Thousands)
Tangible long-lived assets:
U.S. and Canada	$1,648	$4,171
Europe and Asia Pacific	4,127	3,871

Total	$5,775	$8,042

17.	Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(As Restated)	(As Restated)	(As Restated)
	(Thousands, except per share data)
Year ended December 31, 2007:
Net sales	$9,389	$11,956	$13,179	$12,017
Gross profit	4,923	7,079	6,553	4,259
Loss before provision (benefit) for income taxes	(2,262)	(2,030)	(24)	(2,226)
Net loss	(1,673)	(1,601)	(58)	(4,662)
Basic net loss per share	$(0.21)	$(0.20)	$(0.01)	$(0.57)
Diluted net loss per share	$(0.21)	$(0.20)	$(0.01)	$(0.57)

Year ended December 31, 2006:	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net sales	$9,382	$10,271	$11,379	$11,374
Gross profit	4,619	5,316	5,669	1,921
Loss before provision (benefit) for income taxes	(1,837)	(1,371)	(877)	(5,442)
Net loss	(1,659)	(903)	(650)	(3,973)
Basic net loss per share	$(0.21)	$(0.11)	$(0.08)	$(0.49)
Diluted net loss per share	$(0.21)	$(0.11)	$(0.08)	$(0.49)

As discussed in Note 2, the Company has restated herein its consolidated financial statements for the fiscal year ended December 31, 2006, in accordance with SAB 108 to correct errors in such consolidated financial statements that would have a material effect on the financial statements for 2007 if not corrected. The Company has also restated its unaudited consolidated financial information for each of the previously reported interim periods of fiscal years 2007 and 2006 to correct errors in such consolidated financial statements and financial information, the effects of which are shown below. The restatement adjustments also include the correction of errors in previous periods which were not initially corrected in the respective years based on materiality.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands, except number of shares and per share amounts)

	March 31, 2007
	As reported	Adjustments	As restated
Assets
Current assets
Cash and cash equivalents	$1,230	$—	$1,230
Restricted cash	2,070	—	2,070
Accounts receivable, net	8,033	—	8,033
Inventories, net (1)	10,578	(7)	10,571
Prepaid expenses and other current assets	1,128	—	1,128
Income taxes receivable	598	—	598
Deferred income taxes	1,402	—	1,402

Total current assets	25,039	(7)	25,032
Property and equipment, net	7,873	—	7,873
Goodwill	8,814	—	8,814
Intangible assets, net of accumulated amortization of $430 at March 31, 2007	518	—	518
Deferred income taxes (2)	2,768	(5)	2,763
Other long-term assets	72	—	72

Total assets	$45,084	$(12)	$45,072

Liabilities and Shareholders’ Equity
Current liabilities
Lines of credit	$2,670	$—	$2,670
Current portion of capital leases	382	—	382
Current portion of notes payable	1,023	—	1,023
Accounts payable	7,655	—	7,655
Accrued expenses and other liabilities (3)	3,641	18	3,659
Deferred purchase price obligation	676	—	676

Total current liabilities	16,047	18	16,065
Notes payable, less current portion	1,142	—	1,142
Capitalized leases, less current portion	583	—	583
Deferred income taxes	316	—	316

Total liabilities	18,088	18	18,106
Stockholders’ equity
Preferred stock: par value $0.0001; 5,000,000 authorized; none issued	—	—	—
Common stock: par value $0.0001; 100,000,000 shares authorized; 8,100,564 shares issued and outstanding at March 31, 2007	1	—	1
Additional paid-in-capital	36,397	—	36,397
Accumulated other comprehensive income	1,521	—	1,521
Accumulated deficit (4)	(10,923)	(30)	(10,953)

Total stockholders’ equity	26,996	(30)	26,966

Total liabilities and stockholders’ equity	$45,084	$(12)	$45,072

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share amounts)

	Three Months Ended
	March 31, 2007			March 31, 2006
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net sales	$9,389	$—	$9,389	$9,382	$—	$9,382
Cost of sales (5)	4,480	(14)	4,466	4,867	(104)	4,763

Gross profit	4,909	14	4,923	4,515	104	4,619
Operating expenses:
Sales and marketing (6)	3,822	89	3,911	3,507	—	3,507
General and administrative (7)	2,510	13	2,523	2,139	—	2,139
Shipping and warehousing (8)	637	(245)	392	476	—	476
Research and development	193	—	193	266	—	266

Total operating expenses	7,162	(143)	7,019	6,388	—	6,388

(Loss) income from operations	(2,253)	157	(2,096)	(1,873)	104	(1,769)
Other expense:
Interest expense	(67)	—	(67)	(34)	—	(34)
Foreign currency transaction loss	(51)	—	(51)	(28)	—	(28)
Other expense	(48)	—	(48)	(6)	—	(6)

Total other expense	(166)	—	(166)	(68)	—	(68)

Loss before benefit for income taxes	(2,419)	157	(2,262)	(1,941)	104	(1,837)
Income tax benefit (9)	(651)	62	(589)	(207)	29	(178)

Net (loss) income	$(1,768)	$95	$(1,673)	$(1,734)	$75	$(1,659)

Net loss per share of Common Stock

Basic	$(0.22)	$0.01	$(0.21)	$(0.21)	$(0.00)	$(0.21)

Diluted	$(0.22)	$0.01	$(0.21)	$(0.21)	$(0.00)	$(0.21)

Shares used in computing net (loss) income per share of Common Stock
Basic	8,101	8,101	8,101	8,084	8,084	8,084

Diluted	8,101	8,101	8,101	8,084	8,084	8,084

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

	Three Months Ended
	March 31, 2007			March 31, 2006
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Operating Activities
Net (loss) income	$(1,768)	$95	$(1,673)	$(1,734)	$75	$(1,659)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,044	—	1,044	721	—	721
Deferred income taxes (10)	(754)	62	(692)	(104)	29	(75)
Share-based compensation	62	—	62	22	—	22
Provision for bad debts	59	—	59	(21)	—	(21)
Loss on sale/transfer of property and equipment	19	—	19	—	—	—
Change in operating assets and liabilities:
Accounts receivable	1,942	—	1,942	1,883	—	1,883
Inventories, net (11)	(1,249)	(171)	(1,420)	2,031	(104)	1,927
Prepaid expenses and other current assets	1,473	—	1,473	(151)	—	(151)
Other assets	(3)	—	(3)	10	—	10
Accounts payable	1,118	—	1,118	(489)	—	(489)
Accrued expenses and other liabilities (12)	(1,849)	14	(1,835)	(606)	—	(606)
Income tax payable/receivable	64	—	64	(154)	—	(154)

Net cash provided by operating activities	158	—	158	1,408	—	1,408
Investing Activities
Purchases of property and equipment	(844)	—	(844)	(707)	—	(707)
Purchases of short-term investments	—	—	—	(501)	—	(501)
Proceeds from maturities of short-term investments	500	—	500	4,500	—	4,500
Release of (investment in) restricted cash	(343)	—	(343)	(847)	—	(847)
Proceeds from sale of property and equipment	41	—	41	10	—	10
Acquisition of business, net of cash acquired	(345)	—	(345)	(2,829)	—	(2,829)
Purchase of intangibles	(40)	—	(40)	—	—	—

Net cash used in investing activities	(1,031)	—	(1,031)	(374)	—	(374)
Financing Activities
Line of credit borrowings, net	253	—	253	743	—	743
Principal payments on notes payable	(39)	—	(39)	(83)	—	(83)
Proceeds from issuance of notes payable	772	—	772	—	—	—
Principal payments on capital leases	(100)	—	(100)	(106)	—	(106)
Proceeds from exercise of stock options	—	—	—	—	—	—

Net cash provided by financing activities	886	—	886	554	—	554
Effect of exchange rate changes on cash and cash equivalents	(62)	—	(62)	135	—	135

Net (decrease) increase in cash and cash equivalents	(49)	—	(49)	1,723	—	1,723
Cash and cash equivalents at beginning of period	1,279	—	1,279	2,669	—	2,669

Cash and cash equivalents at end of period	$1,230	$—	$1,230	$4,392	$—	$4,392

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$52	$—	$52	$60	$—	$60
Income taxes	$—	$—	$—	$190	$—	$190

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands, except number of shares and per share amounts)

	June 30, 2007
	As reported	Adjustments	As restated
Assets
Current assets
Cash and cash equivalents	$1,203	$—	$1,203
Restricted cash	2,023	—	2,023
Accounts receivable, net	8,893	—	8,893
Inventories, net (1)	12,543	(110)	12,433
Prepaid expenses and other current assets	1,246	—	1,246
Income taxes receivable	629	—	629
Deferred income taxes	1,780	—	1,780

Total current assets	28,317	(110)	28,207
Property and equipment, net	5,773	—	5,773
Goodwill	8,907	—	8,907
Intangible assets, net of accumulated amortization of $456 at June 30, 2007	497	—	497
Deferred income taxes (2)	2,923	21	2,944
Other long-term assets	62	—	62

Total assets	$46,479	$(89)	$46,390

Liabilities and Shareholders’ Equity
Current liabilities
Lines of credit	$5,096	$—	$5,096
Current portion of capital leases	410	—	410
Current portion of notes payable	840	—	840
Accounts payable	7,036	—	7,036
Accrued expenses and other liabilities (3)	5,006	46	5,052
Deferred purchase price obligation	480	—	480
Income taxes payable	88	—	88

Total current liabilities	18,956	46	19,002
Notes payable, less current portion	1,020	—	1,020
Capitalized leases, less current portion	605	—	605
Deferred income taxes	333	—	333

Total liabilities	20,914	46	20,960
Stockholders’ equity
Preferred stock: par value $0.0001; 5,000,000 authorized; none issued	—	—	—
Common stock: par value $0.0001; 100,000,000 shares authorized; 8,123,064 shares issued and outstanding at June 30, 2007	1	—	1
Additional paid-in-capital	36,471	—	36,471
Accumulated other comprehensive income	1,510	—	1,510
Accumulated deficit (4)	(12,417)	(135)	(12,552)

Total stockholders’ equity	25,565	(135)	25,430

Total liabilities and stockholders’ equity	$46,479	$(89)	$46,390

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share amounts)

	Six Months Ended
	June 30, 2007			June 30, 2006
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net sales	$21,345	$—	$21,345	$19,653	$—	$19,653
Cost of sales (5)	9,106	236	9,342	9,628	90	9,718

Gross profit	12,239	(236)	12,003	10,025	(90)	9,935
Operating expenses:
Sales and marketing (6)	9,354	190	9,544	7,002	—	7,002
General and administrative (7)	5,043	24	5,067	4,600	—	4,600
Shipping and warehousing (8)	1,283	(476)	807	950	—	950
Research and development	434	—	434	519	—	519

Total operating expenses	16,114	(262)	15,852	13,071	—	13,071

(Loss) income from operations	(3,875)	26	(3,849)	(3,046)	(90)	(3,136)
Other expense:
Interest expense	(214)	—	(214)	(124)	—	(124)
Foreign currency transaction loss	(181)	—	(181)	47	—	47
Other expense	(47)	—	(47)	5	—	5

Total other expense	(442)	—	(442)	(72)	—	(72)

(Loss) income before benefit for income taxes	(4,317)	26	(4,291)	(3,118)	(90)	(3,208)
Income tax (benefit) provision (9)	(1,054)	36	(1,018)	(626)	(20)	(646)

Net loss	$(3,263)	$(10)	$(3,273)	$(2,492)	$(70)	$(2,562)

Net loss per share of Common Stock

Basic	$(0.40)	$(0.00)	$(0.40)	$(0.31)	$(0.01)	$(0.32)

Diluted	$(0.40)	$(0.00)	$(0.40)	$(0.31)	$(0.01)	$(0.32)

Shares used in computing net loss per share of Common Stock
Basic	8,104	8,104	8,104	8,084	8,084	8,084

Diluted	8,104	8,104	8,104	8,084	8,084	8,084

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

	Six Months Ended
	June 30, 2007			June 30, 2006
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Operating Activities
Net loss	$(3,263)	$(10)	$(3,273)	$(2,492)	$(70)	$(2,562)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,910	—	1,910	1,522	—	1,522
Deferred income taxes (10)	(1,275)	36	(1,239)	(321)	(20)	(341)
Share-based compensation	135	—	135	50	—	50
Provision for bad debts	187	—	187	224	—	224
Loss on sale/transfer of property and equipment	2,038	—	2,038	122	—	122
Change in operating assets and liabilities:
Accounts receivable	1,171	—	1,171	1,427	—	1,427
Inventories, net (11)	(3,161)	(68)	(3,229)	1,020	90	1,110
Prepaid expenses and other current assets	352	—	352	(339)	—	(339)
Other assets	8	—	8	10	—	10
Accounts payable	505	—	505	696	—	696
Accrued expenses and other liabilities (12)	440	42	482	(105)	—	(105)
Income tax payable/receivable	65	—	65	(289)	—	(289)

Net cash (used in) provided by operating activities	(888)	—	(888)	1,525	—	1,525
Investing Activities
Purchases of property and equipment	(1,444)	—	(1,444)	(2,308)	—	(2,308)
Purchases of short-term investments	—	—	—	(1,500)	—	(1,500)
Proceeds from maturities of short-term investments	500	—	500	5,980	—	5,980
Investment in restricted cash	(296)	—	(296)	(850)	—	(850)
Proceeds from sale of property and equipment	88	—	88	35	—	35
Acquisition of business, net of cash acquired	(675)	—	(675)	(2,982)	—	(2,982)
Purchase of intangibles	(54)	—	(54)	(4)	—	(4)

Net cash used in investing activities	(1,881)	—	(1,881)	(1,629)	—	(1,629)
Financing Activities
Line of credit borrowings, net	2,463	—	2,463	(112)	—	(112)
Principal payments on notes payable	(175)	—	(175)	(225)	—	(225)
Proceeds from issuance of notes payable	788	—	788	491	—	491
Principal payments on capital leases	(216)	—	(216)	(230)	—	(230)
Proceeds from exercise of stock options	—	—	—	—	—	—

Net cash provided by (used in) financing activities	2,860	—	2,860	(76)	—	(76)
Effect of exchange rate changes on cash and cash equivalents	(167)	—	(167)	515	—	515

Net (decrease) increase in cash and cash equivalents	(76)	—	(76)	335	—	335
Cash and cash equivalents at beginning of period	1,279	—	1,279	2,669	—	2,669

Cash and cash equivalents at end of period	$1,203	$—	$1,203	$3,004	$—	$3,004

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$175	$—	$175	$188	$—	$188
Income taxes	$2	$—	$2	$283	$—	$283
Summary of noncash financing and investing activities:
Acquisition of property and equipment through capital leases	$155	$—	$155	$—	$—	$—

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands, except number of shares and per share amounts)

	September 30, 2007
	As reported	Adjustments	As restated
Assets
Current assets
Cash and cash equivalents	$996	$—	$996
Restricted cash	71	—	71
Accounts receivable, net	10,329	—	10,329
Inventories, net (1)	12,971	52	13,023
Prepaid expenses and other current assets	1,359	—	1,359
Income taxes receivable	27	—	27
Deferred income taxes	1,864	—	1,864

Total current assets	27,617	52	27,669
Property and equipment, net	5,889	—	5,889
Goodwill	9,433	—	9,433
Intangible assets, net of accumulated amortization of $480 at September 30, 2007	499	—	499
Deferred income taxes (2)	3,058	(60)	2,998
Other long-term assets	65	—	65

Total assets	$46,561	$(8)	$46,553

Liabilities and Shareholders’ Equity
Current liabilities
Lines of credit	$4,045	$—	$4,045
Current portion of capital leases	384	—	384
Current portion of notes payable	483	—	483
Accounts payable	7,684	—	7,684
Accrued expenses and other liabilities (3)	4,974	218	5,192
Deferred purchase price obligation	161	—	161
Income taxes payable	208	—	208

Total current liabilities	17,939	218	18,157
Notes payable, less current portion	959	—	959
Capitalized leases, less current portion	769	—	769
Deferred income taxes	365	—	365

Total liabilities	20,032	218	20,250
Stockholders’ equity
Preferred stock: par value $0.0001; 5,000,000 authorized; none issued	—	—	—
Common stock: par value $0.0001; 100,000,000 shares authorized; 8,148,376 shares issued and outstanding at September 30, 2007	1	—	1
Additional paid-in-capital	36,708	—	36,708
Accumulated other comprehensive income	2,204	—	2,204
Accumulated deficit (4)	(12,384)	(226)	(12,610)

Total stockholders’ equity	26,529	(226)	26,303

Total liabilities and stockholders’ equity	$46,561	$(8)	$46,553

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share amounts)

	Nine Months Ended
	September 30, 2007			September 30, 2006
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net sales	$34,524	$—	$34,524	$31,032	$—	$31,032
Cost of sales (5)	16,346	(378)	15,968	15,487	(59)	15,428

Gross profit	18,178	378	18,556	15,545	59	15,604
Operating expenses:
Sales and marketing (6)	12,286	324	12,610	10,494	—	10,494
General and administrative (7)	7,604	38	7,642	6,887	—	6,887
Shipping and warehousing (8)	1,211	—	1,211	1,293	—	1,293
Research and development	860	—	860	786	—	786

Total operating expenses	21,961	362	22,323	19,460	—	19,460

(Loss) income from operations	(3,783)	16	(3,767)	(3,915)	59	(3,856)
Other expense:
Interest expense	(402)	—	(402)	(168)	—	(168)
Foreign currency transaction loss	(102)	—	(102)	(47)	—	(47)
Other expense	(44)	—	(44)	(14)	—	(14)

Total other expense	(548)	—	(548)	(229)	—	(229)

(Loss) income before benefit for income taxes	(4,331)	16	(4,315)	(4,144)	59	(4,085)
Income tax (benefit) provision (9)	(1,101)	117	(984)	(874)	1	(873)

Net (loss) income	$(3,230)	$(101)	$(3,331)	$(3,270)	$58	$(3,212)

Net (loss) income per share of Common Stock

Basic	$(0.40)	$(0.01)	$(0.41)	$(0.40)	$(0.00)	$(0.40)

Diluted	$(0.40)	$(0.01)	$(0.41)	$(0.40)	$(0.00)	$(0.40)

Shares used in computing net loss per share of Common Stock
Basic	8,116	8,116	8,116	8,087	8,087	8,087

Diluted	8,116	8,116	8,116	8,087	8,087	8,087

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

	Nine Months Ended
	September 30, 2007			September 30, 2006
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Operating Activities
Net (loss) income	$(3,230)	$(101)	$(3,331)	$(3,270)	$58	$(3,212)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,338	—	2,338	2,383	—	2,383
Deferred income taxes (10)	(1,481)	117	(1,364)	(620)	1	(619)
Share-based compensation	373	—	373	150	—	150
Provision for bad debts	190	—	190	417	—	417
Loss on sale/transfer of property and equipment	2,064	—	2,064	159	—	159
Impairment of property and equipment	—	—	—	—	—	—
Change in operating assets and liabilities:
Accounts receivable	(206)	—	(206)	1,428	—	1,428
Inventories, net (11)	(3,283)	(230)	(3,513)	1,224	(59)	1,165
Prepaid expenses and other current assets	411	—	411	408	—	408
Other assets	(83)	—	(83)	10	—	10
Accounts payable	820	—	820	854	—	854
Accrued expenses and other liabilities (12)	444	214	658	(236)	—	(236)
Income tax payable/receivable	777	—	777	(271)	—	(271)

Net cash (used in) provided by operating activities	(866)	—	(866)	2,636	—	2,636
Investing Activities
Purchases of property and equipment	(1,585)	—	(1,585)	(3,768)	—	(3,768)
Purchases of short-term investments	—	—	—	(1,500)	—	(1,500)
Proceeds from maturities of short-term investments	512	—	512	6,980	—	6,980
Release of (investment in) restricted cash	1,670	—	1,670	(857)	—	(857)
Proceeds from sale of property and equipment	88	—	88	119	—	119
Acquisition of business, net of cash acquired	(1,012)	—	(1,012)	(2,982)	—	(2,982)
Purchase of intangibles	(68)	—	(68)	(12)	—	(12)

Net cash used in investing activities	(395)	—	(395)	(2,020)	—	(2,020)
Financing Activities
Line of credit borrowings, net	972	—	972	(71)	—	(71)
Principal payments on notes payable	(272)	—	(272)	(889)	—	(889)
Proceeds from issuance of notes payable	788	—	788	1,553	—	1,553
Principal payments on capital leases	(314)	—	(314)	(349)	—	(349)
Proceeds from exercise of stock options	—	—	—	—	—	—

Net cash provided by financing activities	1,174	—	1,174	244	—	244
Effect of exchange rate changes on cash and cash equivalents	(196)	—	(196)	491	—	491

Net (decrease) increase in cash and cash equivalents	(283)	—	(283)	1,351	—	1,351
Cash and cash equivalents at beginning of period	1,279	—	1,279	2,669	—	2,669

Cash and cash equivalents at end of period	$996	$—	$996	$4,020	$—	$4,020

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$338	$—	$338	$261	$—	$261
Income taxes	$2	$—	$2	$283	$—	$283
Summary of noncash financing and investing activities:
Acquisition of property and equipment through capital leases	$327	$—	$327	$—	$—	$—

Notes to Restated Consolidated Balance Sheets

(1)	Adjustments for overhead costs capitalized in intransit inventory, standard costing errors and purchase price variance capitalized costs errors.

	2007
	March 31,	June 30,	September 30,
	(Thousands)
Capitalized overhead on intransit Inventory	$(151)	$(329)	$(141)
Standard costing errors	—	—	(107)
Purchase price variance capitalized in inventory	144	219	300

Total	$(7)	$(110)	$52

(2)	Adjustments for deferred income taxes for the effect of the adjustments listed below in notes 5 through 8.

	2007
	March 31,	June 30,	September 30,
	(Thousands)
Income tax effect of adjustments	$(5)	$21	$(60)

Total	$(5)	$21	$(60)

(3)	Adjustments for unrecorded freight costs, general and administrative costs and sales and marketing costs.

	2007
	March 31,	June 30,	September 30,
	(Thousands)
Unrecorded freight costs	$—	$6	$100
Unrecorded sales and marketing costs	4	15	79
Unrecorded general and administrative costs	14	25	39

Total	$18	$46	$218

(4)	Adjustments to accumulated deficit for errors described in notes 5 through 9 below.

Notes to Restated Consolidated Statement of Operations

(5)	Adjustments for overhead costs capitalized in intransit inventory, standard costing errors, unrecorded freight costs, new system setup errors and purchase price variance capitalized costs errors.

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
		(Thousands)
Capitalized overhead on intransit Inventory	$(27)	$178	$(188)	$(104)	$194	$(149)	$1
Standard costing errors	—	—	107	—	—	—	—
Unrecorded freight costs	—	6	94	—	—	—	—
New system setup errors—reclass	157	141	(70)	—	—	—	—
Purchase price variance capitalized in inventory	(144)	(75)	(81)	—	—	—	—

Total	$(14)	$250	$(138)	$(104)	$194	$(149)	$1

(6)	Adjustments for unrecorded general and administrative costs.

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(Thousands)
Unrecorded general and administrative costs	$13	$11	$14	$—	$—	$—	$1

Total	$13	$11	$14	$—	$—	$—	$1

(7)	Adjustments for unrecorded sales and marketing costs and new system setup errors.

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(Thousands)
Unrecorded sales and marketing costs	$1	$11	$64	$—	$—	$—	$3
New system setup errors—reclass	88	90	70	—	—	—	—

Total	$89	$101	$134	$—	$—	$—	$3

(8)	Adjustments for new system setup errors.

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(Thousands)
New system setup errors—reclass	$(245)	$(231)	$—	$—	$—	$—	$—

Total	$(245)	$(231)	$—	$—	$—	$—	$—

(9)	Adjustments for income tax effect of adjustments above in notes 5 through 8.

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(Thousands)
Income tax effect of adjustments	$62	$(26)	$81	$29	$(49)	$21	$(14)

Total	$62	$(26)	$81	$29	$(49)	$21	$(14)

Notes to Restated Consolidated Statements of Cash Flows

(10)	Adjustments for deferred income taxes for the effect of the adjustments listed above in notes 5 through 8.

	2007			2006
	Fiscal Year to Date Ended			Fiscal Year to Date Ended
	March 31,	June 30,	September 30,	March 31,	June 30,	September 30,
		(Thousands)
Income tax effect of adjustments	$62	$36	$117	$29	$(20)	$1

Total	$62	$36	$117	$29	$(20)	$1

(11)	Adjustments for overhead costs capitalized in intransit inventory, standard costing errors and purchase price variance capitalized costs errors.

	2007			2006
	Fiscal Year to Date Ended			Fiscal Year to Date Ended
	March 31,	June 30,	September 30,	March 31,	June 30,	September 30,
		(Thousands)
Capitalized overhead on intransit Inventory	$(27)	$151	$(37)	$(104)	$90	$(59)
Standard costing errors	—	—	107	—	—	—
Purchase price variance capitalized in inventory	(144)	(219)	(300)	—	—	—

Total	$(171)	$(68)	$(230)	$(104)	$90	$(59)

(12)	Adjustments for unrecorded freight costs, general and administrative costs and sales and marketing costs.

	2007			2006
	Fiscal Year to Date Ended			Fiscal Year to Date Ended
	March 31,	June 30,	September 30,	March 31,	June 30,	September 30,
		(Thousands)
Unrecorded freight costs	$—	$6	$100	$—	$—	$—
Unrecorded sales and marketing costs	1	12	76	—	—	—
Unrecorded general and administrative costs	13	24	38	—	—	—

Total	$14	$42	$214	$—	$—	$—

18.	Acquisitions

On January 16, 2006, the Company completed the acquisition of its primary manufacturer LEM. The total purchase price for LEM was 3.5 million Euros or $4.2 million in cash, plus a two year earn-out based on LEM’s future sales. Under the terms of the earn-out, the Company was obligated to make quarterly payments based on unit sales, up to a maximum of 1.4 million Euros, through December 31, 2007. The maximum amount of additional consideration was earned and paid out as of December 31, 2007. Accordingly, the entire amount has been included in the purchase price allocation. The acquisition of LEM has allowed the Company to control its primary manufacturer and ensure a continued source of supply for the Company’s products.

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

Goodwill at December 31, 2007 and 2006 was $9.7 million and $8.7 million, respectively. The change in goodwill represents a difference in foreign exchange spot rates used in translation of LEM’s, our Italian subsidiary, books during consolidation in accordance with FAS No. 52.

If the results of LEM from January 1, 2006 through January 15, 2006 had been included in the Company’s results for the year ended December 31, 2006, the amounts would not have had a significant difference to consolidated net sales, net loss or net loss per share.

Orange 21 Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

For the Years Ended December 31, 2007 and 2006

	Balance at Beginning of Year	Charges to Expense/Against Revenue	Write-Offs, Disposals, Costs and Other	Balance at End of Year
	(Thousands)
Allowance for doubtful accounts:
Year ended December 31, 2007	$847	$198	$(270)	$775
Year ended December 31, 2006	$505	$607	$(265)	$847
Allowance for sales returns:
Year ended December 31, 2007	$2,032	$85	$(162)	$1,955
Year ended December 31, 2006	$1,986	$4,246	$(4,200)	$2,032
Allowance for inventory reserve:
Year ended December 31, 2007	$3,677	$471	$(1,884)	$2,264
Year ended December 31, 2006	$2,183	$2,980	$(1,486)	$3,677

Note:	Additions to the allowance for doubtful accounts are charged to bad debt expense. Additions to the allowance for sales returns are charged against revenues. Additions to the allowance for inventory reserve are charged against cost of goods sold.

All other schedules have been omitted because they are either inapplicable or the required information has been provided in the Consolidated Financial Statements or the Notes thereto.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Restatement of Previously Issued Financial Statements

As discussed in Notes 2 and 17 to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K, our management and Audit Committee determined that it was appropriate to restate: (i) our consolidated financial statements for the year ended December 31, 2006 as contained in our Form 10-K for the year ended December 31, 2006; (ii) the unaudited quarterly financial data for each of the first three quarters in the fiscal year ended December 31, 2007; and (iii) the unaudited quarterly financial data for all quarters in the fiscal year ended December 31, 2006 (as more fully described in Notes 2 and 17 to the consolidated financial statements included in this Form 10-K). In reaching this conclusion and in connection with the restatement process, our management and Audit Committee has also determined that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2007, as more fully described in this section under “Evaluation of Disclosure Controls and Procedures” and “Management’s Report on Internal Control Over Financial Reporting.”

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, or the Exchange Act. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable probability that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Under the supervision and with the participation of management, including our Chief Executive Officer, or CEO and Chief Financial Officer, or CFO, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the following criteria established in Internal Control-Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation and on the criteria, management has concluded that as of December 31, 2007, there were control deficiencies that constituted material weaknesses, as described below.

Description of Material Weaknesses as of December 31, 2007

Management identified the following material weaknesses in internal control over financial reporting as of December 31, 2007:

•	An appropriate review of the open purchase orders and goods/services received but not invoiced was not being performed timely or thoroughly at our Italian-based subsidiary, Spy S.r.l.

•	A proper search for unrecorded liabilities was not being conducted at our Italian-based subsidiary, Spy S.r.l.

•	A calculation to determine appropriate inventory costs had not been performed on an accurate or timely basis in both the U.S. and at our Italian-based subsidiary, Spy S.r.l.

The above weaknesses resulted in the restatement of the Company’s previously issued financial statements as presented in this Annual Report on Form 10-K and adjustments to our fiscal 2007 quarterly unaudited financial statements.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

We have made significant control improvements through multiple initiatives in preparation for the adoption of Section 404 of the Sarbanes-Oxley Act. In addition, in order to remediate our material weaknesses listed above, we have improved our controls and procedures in our Italian-based subsidiary, Spy S.r.l. as follows:

•	An analysis and review of certain accrued liabilities, including a review of open purchase orders on a monthly basis to identify goods and services received, but not invoiced.

•	A monthly review of the reasonableness of related expense accounts in conjunction with a search for unrecorded liabilities to ensure expenses have been recorded properly on a timely basis.

•	We have also improved our controls and processes in both the U.S. and Italy regarding capitalization of inventory costs.

We have remediated these material weaknesses subsequent to the fiscal year end.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is (i) recorded, processed, summarized and reported in a timely manner and (ii) accumulated and communicated to management, including our CEO and CFO as appropriate, to permit timely decisions regarding our disclosure. These controls and procedures are designed to provide reasonable assurance of achieving our objectives. Based on their evaluation as of the end of the period covered by this report, under the supervision and with the participation of our management, our CEO and CFO have concluded that as of December 31, 2007, in light of the material weakness noted above, our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) were not effective at that reasonable assurance level in timely making known to them material information relating to the Company required to be disclosed in our reports filed or submitted under the Exchange Act.

Notwithstanding the material weaknesses described above, the Company performed additional analyses and other post-closing procedures to ensure the Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly represent in all material respects the Company’s financial condition, results of operations and cash flows as of and for the periods presented.

Item 9B. Other Information

None.

PART III

Documents Incorporated by Reference

In response to Part III, Items 10, 11, 12, 13 and 14, parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2007) for its annual stockholders’ meeting are incorporated by reference in this Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information regarding our executive officers required by this item is set forth in Part I of this Annual Report under the caption “Executive Officers of the Registrant.” The remaining information required by Item 10 will be contained in, and is hereby incorporated by reference to, our Proxy Statement relating to our 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2007.

Item 11.	Executive Compensation

The information required by Item 11 will be contained in, and is hereby incorporated by reference to, our Proxy Statement relating to our 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by Item 12 will be contained in, and is hereby incorporated by reference to, our Proxy Statement relating to our 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be contained in, and is hereby incorporated by reference to, our Proxy Statement relating to our 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2007.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 will be contained in, and is hereby incorporated by reference to, our Proxy Statement relating to our 2008 Annual Meeting of Stockholders.

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

Exhibits

Exhibit Number	Description of Document

3.2	Restated Certificate of Incorporation (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

3.4	Amended and Restated Bylaws (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

4.1	Form of Common Stock Certificate (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

4.2	Common Stock Purchase Warrant to Purchase 142,000 shares of Common Stock of Orange 21 Inc. issued to Roth Capital Partners, LLC dated June 22, 2005 (incorporated by reference to Form 10-Q filed August 11, 2005)

4.3	Common Stock Purchase Warrant to Purchase 5,000 shares of Common Stock of Orange 21 Inc. issued to Dana Mackie dated June 22, 2005 (incorporated by reference to Form 10-Q filed August 11, 2005)

10.2+	2004 Stock Incentive Plan (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

10.3+	Form of Stock Option Agreement under the 2004 Stock Incentive Plan (incorporated by reference to Form 10-Q filed November 14, 2005)

10.42	Loan and Security Agreement entered February 26, 2007 by and between Spy Optic, Inc. and BFI Business Finance (incorporated by reference to Form 8-K filed March 2, 2007)

10.43	General Continuing Guaranty entered February 26, 2007 by and between Orange 21 Inc. and BFI Business Finance (incorporated by reference to Form 8-K filed March 2, 2007)

10.44	First modification to Loan and Security Agreement entered into on December 7, 2007 by and between Spy Optic, Inc. and BFI Business Finance (incorporated by reference to Form 8-K filed December 12, 2007)

10.45	Second modification to Loan and Security Agreement entered into on February 12, 2008 by and between Spy Optic, Inc. and BFI Business Finance

14.1	Code of Ethics for Senior Officers (incorporated by reference to Form 10-K filed March 31, 2005)

14.2	Code of Business Conduct (incorporated by reference to Form 10-K filed March 31, 2005)

21.1	List of subsidiaries

23.1	Consent of Mayer Hoffman McCann P.C., independent registered certified public accountants

24.1	Power of Attorney (included in signature page)

31.1	Section 302 Certification of the Company’s Chief Executive Officer

31.2	Section 302 Certification of the Company’s Chief Financial Officer

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orange 21 Inc.

Date: April 8, 2008

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

Name	Title	Date

/s/ Mark Simo Mark Simo	Chief Executive Officer and Chairman of the Board of Directors	April 8, 2008

/s/ Jerry Collazo Jerry Collazo	Chief Financial Officer Secretary and Treasurer	April 8, 2008

/s/ John Pound John Pound	Co Chairman of the Board of Directors	April 8, 2008

/s/ Harry Casari Harry Casari	Director	April 8, 2008

/s/ David Mitchell David Mitchell	Director	April 8, 2008

/s/ Ted Roth Ted Roth	Director	April 8, 2008

/s/ Greg Theiss Greg Theiss	Director	April 8, 2008

/s/ Jeffrey Theodosakis Jeffrey Theodosakis	Director	April 8, 2008