Form 10-Q
period 2008-06-30
Orange 21 Inc.
filed 2008-08-12
CIK 932372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of August 12, 2008, there were 8,170,563 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

ORANGE 21 INC. AND SUBSIDIARIES

FORM 10-Q

EXPLANATORY NOTE ABOUT RESTATEMENT

We have restated herein our consolidated financial statements for the three and six months ended June 30, 2007 to correct errors in such consolidated financial statements and financial information. For more information regarding the restatement, please see Note 2 to the financial statements included in Item 8 of Part II to our Annual Report for the fiscal year ended December 31, 2007 on Form 10-K filed with the Securities Exchange Commission on April 8, 2008.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands, except number of shares and per share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,209	$555
Accounts receivable, net	8,556	10,510
Inventories, net	13,870	11,297
Prepaid expenses and other current assets	1,276	1,460
Income taxes receivable	105	123
Deferred income taxes	1,903	1,722

Total current assets	26,919	25,667
Property and equipment, net	6,084	5,775
Goodwill	10,443	9,735
Intangible assets, net of accumulated amortization of $562 and $504 at June 30, 2008 and December 31, 2007, respectively	469	493
Deferred income taxes	891	719
Other long-term assets	69	202

Total assets	$44,875	$42,591

Liabilities and Stockholders’ Equity
Current liabilities
Lines of credit	$6,343	$5,805
Current portion of capital leases	337	378
Current portion of notes payable	531	498
Accounts payable	8,357	6,715
Accrued expenses and other liabilities	5,170	4,964
Income taxes payable	151	207

Total current liabilities	20,889	18,567
Capitalized leases, less current portion	740	837
Notes payable, less current portion	618	704
Deferred income taxes	429	384

Total liabilities	22,676	20,492
Stockholders’ equity
Preferred stock: par value $0.0001; 5,000,000 authorized; none issued	—	—
Common stock: par value $0.0001; 100,000,000 shares authorized; 8,169,314 and 8,161,814 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	1	1
Additional paid-in-capital	37,116	36,845
Accumulated other comprehensive income	3,479	2,526
Accumulated deficit	(18,397)	(17,273)

Total stockholders’ equity	22,199	22,099

Total liabilities and stockholders’ equity	$44,875	$42,591

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007 (As restated)	2008	2007 (As restated)
	(Unaudited)		(Unaudited)
Net sales	$13,984	$11,956	$25,538	$21,345
Cost of sales	7,039	4,876	13,149	9,342

Gross profit	6,945	7,080	12,389	12,003
Operating expenses:
Sales and marketing	3,498	5,633	6,450	9,544
General and administrative	2,674	2,544	5,136	5,067
Shipping and warehousing	522	415	1,029	807
Research and development	343	241	633	434

Total operating expenses	7,037	8,833	13,248	15,852

Loss from operations	(92)	(1,753)	(859)	(3,849)
Other expense:
Interest expense	(143)	(147)	(321)	(214)
Foreign currency transaction loss	(3)	(130)	(208)	(181)
Other income (expense)	3	1	33	(47)

Total other expense	(143)	(276)	(496)	(442)

Loss before benefit for income taxes	(235)	(2,029)	(1,355)	(4,291)
Income tax expense (benefit)	38	(429)	(231)	(1,018)

Net loss	$(273)	$(1,600)	$(1,124)	$(3,273)

Net loss per share of Common Stock
Basic	$(0.03)	$(0.20)	$(0.14)	$(0.40)

Diluted	$(0.03)	$(0.20)	$(0.14)	$(0.40)

Shares used in computing net loss per share of Common Stock
Basic	8,168	8,108	8,166	8,104

Diluted	8,168	8,108	8,166	8,104

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

	Six Months Ended June 30,
	2008	2007 (As restated)
	(Unaudited)
Operating Activities
Net loss	$(1,124)	$(3,273)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,005	1,910
Deferred income taxes	(337)	(1,239)
Share-based compensation	271	135
Provision for bad debts	211	187
(Gain) loss on sale of property and equipment	(3)	2,038
Impairment of property and equipment	68	—
Change in operating assets and liabilities:
Accounts receivable	1,916	1,171
Inventories, net	(2,244)	(3,229)
Prepaid expenses and other current assets	734	352
Other assets	134	8
Accounts payable	1,266	505
Accrued expenses and other liabilities	(463)	482
Income tax payable/receivable	(46)	65

Net cash provided by (used in) operating activities	1,388	(888)
Investing Activities
Purchases of property and equipment	(925)	(1,444)
Proceeds from maturities of short-term investments	—	500
Investment in restricted cash	—	(296)
Proceeds from sale of property and equipment	3	88
Acquisition of business, net of cash acquired	—	(675)
Purchase of intangibles	(14)	(54)

Net cash used in investing activities	(936)	(1,881)
Financing Activities
Line of credit borrowings, net	427	2,463
Principal payments on notes payable	(251)	(175)
Proceeds from issuance of notes payable	—	788
Principal payments on capital leases	(203)	(216)

Net cash (used in) provided by financing activities	(27)	2,860
Effect of exchange rate changes on cash and cash equivalents	229	(167)

Net increase (decrease) in cash and cash equivalents	654	(76)
Cash and cash equivalents at beginning of period	555	1,279

Cash and cash equivalents at end of period	$1,209	$1,203

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$335	$175
Income taxes	$—	$2
Summary of noncash financing and investing activities:
Acquisition of property and equipment through capital leases	$128	$155

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations for the year ending December 31, 2008. The consolidated financial statements contained in this Form 10-Q should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2.	Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. Subsequent to the issuance of SFAS No. 157, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”). FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted all the provisions of SFAS No. 157 on January 1, 2008 with the exception of the application of the Statement to non-recurring nonfinancial assets and nonfinancial liabilities; however, the adoption did not have an impact to the Company’s unaudited financial statements for the three or six months ended June 30, 2008.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” and is effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement became effective for the Company on January 1, 2008 and had no impact on the Company’s unaudited financial statements for the three and six months ended June 30, 2008.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is evaluating the impact of this new standard, but currently does not anticipate a material impact on its financial statements as a result of the implementation of SFAS No. 161.

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

The Company uses forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in its forecasted purchase of products at prices denominated in currencies other than the U.S. Dollar. For derivative instruments that are designated and qualify as cash flow hedges, the Company records the effective portion of the gain or loss on the derivative in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. The Company reports the effective portion of cash flow hedges in the same financial statement line as the changes in the value of the hedged item. As of June 30, 2008 and December 31, 2007, the notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges were $0 for each period. As of June 30, 2008 and December 31, 2007, a net gain of approximately $0 and $11,000, respectively, related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive income.

During the three and six months ended June 30, 2008 and 2007, the Company did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

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

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options and warrants and upon vesting of restricted stock, using the treasury stock method. The following table lists the potentially dilutive equity instruments, each convertible into one share of common stock, used in the calculation of diluted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Thousands)		(Thousands)
Weighted average common shares outstanding - basic	8,168	8,108	8,166	8,104
Assumed conversion of dilutive stock options, restricted stock and warrants	—	—	—	—

Weighted average common shares outstanding - dilutive	8,168	8,108	8,166	8,104

The following potentially dilutive instruments were not included in the diluted per share calculation for periods presented as their inclusion would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Thousands)		(Thousands)
Stock options	1,058	822	1,058	822
Restricted stock	30	87	30	87
Warrants	147	147	147	147

Total	1,235	1,056	1,235	1,056

5.	Comprehensive Income (Loss)

Comprehensive income (loss) represents the results of operations adjusted to reflect all items recognized under accounting standards as components of accumulated other comprehensive income (loss). Total comprehensive loss for the three months ended June 30, 2008 and 2007 was ($0.3 million) and ($1.6 million), respectively. Total comprehensive loss for the six months ended June 30, 2008 and 2007 was ($0.2 million) and ($3.3 million), respectively.

The components of accumulated other comprehensive income, net of tax, are as follows:

	June 30, 2008	December 31, 2007
	(Thousands)
Unrealized gain on cash flow hedges, net of tax	$—	$11
Equity adjustment from foreign currency translation	2,478	1,882
Unrealized gain on foreign currency exposure of net investment in foreign operations	1,001	633

Accumulated other comprehensive income	$3,479	$2,526

6.	Accounts Receivable

Accounts receivable consisted of the following:

	June 30, 2008	December 31, 2007
	(Thousands)
Trade receivables	$11,516	$13,240
Less allowance for doubtful accounts	(758)	(775)
Less allowance for returns	(2,202)	(1,955)

Accounts receivable, net	$8,556	$10,510

7.	Inventories

Inventories consisted of the following:

	June 30, 2008	December 31, 2007
	(Thousands)
Raw materials	$2,666	$1,756
Work in process	1,469	350
Finished goods	9,735	9,191

Inventories, net	$13,870	$11,297

The Company’s balances are net of an allowance for obsolescence of approximately $1,427,000 and $2,264,000 at June 30, 2008 and December 31, 2007, respectively.

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

The Loan Agreement imposes certain covenants on Spy Optic, Inc., including, but not limited to, covenants requiring the Company to provide certain periodic reports to BFI, inform BFI of certain changes in the business, refrain from incurring additional debt in excess of $100,000 and refrain from paying dividends. Spy Optic, Inc. also established a bank account in BFI’s name into which collections on accounts receivable and other collateral are deposited (the “Collateral Account”). Pursuant to the deposit control account agreement between Spy Optic, Inc. and BFI with respect to the Collateral Account, BFI is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to Spy Optic, Inc. any amounts remaining after payment of all amounts due under the Loan Agreement. To secure its obligations under the guaranty, Orange 21 Inc. granted BFI a blanket security interest in all of its assets, except for its stock in Spy Optic, Inc., which it has covenanted not to pledge to any other person or entity. The Company was in compliance with the covenants at June 30, 2008.

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

At June 30, 2008, there were outstanding borrowings of $4.6 million under the Loan Agreement, bearing an interest rate of 7.59% and availability under this line of $3.4 million subject to eligible accounts receivable and inventory levels.

The Company has a 1.4 million Euros line of credit in Italy with San Paolo IMI for LEM. Borrowing availability is based on eligible accounts receivable and export orders received at LEM. At June 30, 2008, there was approximately 0.3 million Euros available under this line of credit. At June 30, 2008 and December 31, 2007, outstanding amounts under this line of credit amounted to $1.7 million and $1.3 million, respectively. The interest rate at June 30, 2008 was 6.03%.

9.	Notes Payable

Notes payable at June 30, 2008 consist of the following:

(Thousands)
Unsecured San Paolo IMI long-term debt, EURIBOR 6 months interest rate plus 1.0% spread, payable in half year installments due from March 2007 to February 2011	$656
Unsecured long-term debt, EURIBOR 1-month interest rate plus 1.5% spread, payable in half year installments due from December 2005 to December 2010	145
Unsecured long-term debt, fixed interest rate at 0.5%, payable in half year installments due from December 2005 to December 2010	60
Secured notes payable for software purchases, 4.55% interest rate with monthly payments of $15,000 due through August 2009 and 7.45% interest rate with monthly payments of $4,200 due through March 2010. Both secured by software.	288

1,149
Less current portion	(531)

Notes payable, less current portion	$618

10.	Share-Based Compensation

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

Stock Option Activity

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(Thousands)
Options outstanding at December 31, 2007	937,875	$6.54
Granted	120,000	$3.62

Options outstanding at June 30, 2008	1,057,875	$6.21	6.75	$84

Options exercisable at June 30, 2008	739,755	$6.86	6.07	$76

Intrinsic value is defined as the difference between the relevant current market value of the common stock and the grant price for options with exercise prices less than the market values on such dates. During the three and six months ended June 30, 2008 and 2007, the Company received $0 in cash proceeds from the exercise of stock options.

Restricted Stock Award Activity

The Company periodically issues restricted stock awards to certain key employees subject to certain vesting requirements based on future service.

	Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2007	37,500	$5.01
Released	(7,500)	5.01

Non-vested at June 30, 2008	30,000	$5.01

The Company recognized the following share-based compensation expense during the three and six months ended June 30, 2008 and 2007 in accordance with SFAS No. 123(R):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock options
General and administrative expense	$120	$41	$242	$73
Restricted stock
General and administrative expense	11	22	20	42
Selling and marketing	2	8	4	15
Research and development	3	3	5	5

Total	136	74	271	135
Income tax benefit	(46)	(25)	(92)	(46)

Stock-based compensation expense, net of taxes	90	49	179	89

Effect of stock-based compensation on net loss per share:
Basic	(0.01)	(0.01)	(0.02)	(0.01)
Diluted	(0.01)	(0.01)	(0.02)	(0.01)

The following table summarizes the approximate unrecognized compensation cost for the share-based compensation awards and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Expense	Weighted Average Remaining Years
	(Thousands)
Stock options	$591	1.83
Restricted stock awards	220	1.95

Total	$811

11.	Related Party Transactions

Customer Sales

No Fear, Inc. (“No Fear”), a stockholder, owns retail stores that purchase products from the Company. Aggregated sales to these stores during the three months ended June 30, 2008 and 2007 were approximately $595,000 and $329,000, respectively. Aggregated sales to these stores during the six months ended June 30, 2008 and 2007 were approximately $793,000 and $512,000, respectively. Accounts receivable due from these stores amounted to $405,000 and $529,000 at June 30, 2008 and December 31, 2007, respectively.

Stockholders of the Company, other than No Fear, own retail stores and distribution companies that purchase products from the Company. Aggregated sales to these stores during the three months ended June 30, 2008 and 2007 were approximately $69,000 and $224,000, respectively. Aggregated sales to these stores during the six months ended June 30, 2008 and 2007 were approximately $239,000 and $715,000, respectively. Accounts receivable due from these entities amounted to approximately $90,000 and $880,000 at June 30, 2008 and December 31, 2007, respectively.

12.	Commitments and Contingencies

Operating Leases

The Company leases its principal administrative and distribution facilities in Carlsbad, California and a warehouse facility in Varese, Italy, which is used primarily for international sales and distribution. LEM leases four buildings in Italy that are used for office space, warehousing and manufacturing. In addition, the Company utilizes some third party warehousing in both the United States and Europe. The Company also leases certain computer equipment, vehicles and temporary housing in Italy. Rent expense was approximately $197,000 and $179,000 for the three months ended June 30, 2008 and 2007, respectively. Rent expense was approximately $399,000 and $340,000 for the six months ended June 30, 2008 and 2007, respectively.

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

Litigation

On October 30, 2007, John Flynn Caro, a former sales representative of the Company and his wife filed an action against Spy Optic, Inc. in Puerto Rico seeking damages of not less than $200,000 relating to the termination of a sales representative agreement. The action was removed to federal district court on January 3, 2008, and Spy Optic, Inc. filed an answer and counterclaim on January 10, 2008. The parties agreed to a settlement on or about July 28, 2008 and are in the process of finalizing the settlement agreement and related documentation. The matter and all known and unknown claims by Flynn are expected to be resolved in exchange for payment of $40,000. As of June 30, 2008, the Company has accrued $40,000 with respect to the lawsuit.

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

Information related to the Company’s operating segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007 (As Restated)	2008	2007 (As Restated)
	(Thousands)		(Thousands)
Net sales:
Distribution	$12,497	$10,581	$23,153	$18,960
Manufacturing	1,487	1,375	2,385	2,385
Intersegment	4,402	4,116	7,819	7,741
Eliminations	(4,402)	(4,116)	(7,819)	(7,741)

Total	$13,984	$11,956	$25,538	$21,345

Operating income (loss):
Distribution	$(542)	$(1,878)	$(1,397)	$(3,903)
Manufacturing	450	125	538	54

Total	$(92)	$(1,753)	$(859)	$(3,849)

Net loss:
Distribution	$(601)	$(1,537)	$(1,402)	$(3,039)
Manufacturing	328	(63)	278	(234)

Total	$(273)	$(1,600)	$(1,124)	$(3,273)

	June 30, 2008	December 31, 2007
	(Thousands)
Tangible long-lived assets:
Distribution	$2,243	$2,225
Manufacturing	3,841	3,550

Total	$6,084	$5,775

The Company markets its products domestically and internationally, with its principal international market being Europe. Revenue is attributed to the location from which the product was shipped. Identifiable assets are based on location of domicile.

	Three Months Ended June 30,
	U.S. and Canada	Europe and Asia Pacific	Consolidated	Intersegment
		(Thousands)		(Thousands)
	2008			2008
Net sales	$10,807	$3,177	$13,984	$4,402

	2007			2007
Net sales	$9,426	$2,530	$11,956	$4,116

	Six Months Ended June 30,
	U.S. and Canada	Europe and Asia Pacific	Consolidated	Intersegment
		(Thousands)		(Thousands)
	2008			2008
Net sales	$19,472	$6,066	$25,538	$7,819

	2007			2007
Net sales	$16,651	$4,694	$21,345	$7,741

	June 30, 2008	December 31, 2007
	(Thousands)
Tangible long-lived assets:
U.S. and Canada	$1,711	$1,648
Europe and Asia Pacific	4,373	4,127

Total	$6,084	$5,775

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to the following: matters generally affected by the domestic and global economy, such as changes in consumer discretionary spending, changes in the value of the U.S. dollar and the Euro, and change in commodity prices; the ability to source raw materials and finished products at favorable prices; risks related to our history of losses; risks related to our ability to manage growth; risks related to the limited visibility of future orders; the ability to identify and work with qualified manufacturing partners and consultants; the ability to expand distribution channels and retail operations in a timely manner; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; the ability to continue to develop, produce and introduce innovative new products in a timely manner; the ability to identify and execute successfully cost control initiatives; uncertainties associated with our ability to maintain a sufficient supply of products and to successfully manufacture our products; the performance of new products and continued acceptance of current products; the execution of strategic initiatives and alliances; uncertainties associated with intellectual property protection for our products; and other factors described in Item 1A of Part II of this Quarterly Report under the caption “Risk Factors,” as well as those discussed elsewhere in this Quarterly Report. Readers are urged not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

Results of Operations

Three Months Ended June 30, 2008 and 2007

Net Sales

Consolidated net sales increased 17% to $14.0 million for the three months ended June 30, 2008 from $12.0 million for the three months ended June 30, 2007. The increase is largely due to an improvement in product mix and availability and increased prices.

Domestic net sales represented 77% and 80% of total net sales for the three months ended June 30, 2008 and 2007, respectively. Foreign net sales represented 23% and 20% of total net sales for the three months ended June 30, 2008 and 2007, respectively.

Cost of Sales and Gross Profit

Our consolidated gross profit decreased 2% to $6.9 million for the three months ended June 30, 2008 from $7.1 million for the three months ended June 30, 2007. Gross profit as a percentage of sales decreased to 50% for the three months ended June 30, 2008 from 59% for the three months ended June 30, 2007 largely due to increased materials costs due to increased gas and oil prices and an increase in Euro foreign exchange rates, partly offset by a decrease in outsourcing costs at LEM, our subsidiary and primary manufacturer and an increase in selling prices.

Gross profit for the three months ended June 30, 2008, includes net decreases in inventory reserves for slow moving and obsolete inventory that is no longer being marketed for resale of approximately of $0.3 million. During the three months ended June 30, 2008, inventory with an adjusted basis of $0.2 million was sold for approximately $0.3 million in revenue, affecting margins by $0.1 million or 0.8% of net sales. The remaining decrease in the inventory reserve was mainly due to the disposal of product which has no effect on the results of operations.

Sales and Marketing Expense

Sales and marketing expense decreased 38% to $3.5 million for the three months ended June 30, 2008 from $5.6 million for the three months ended June 30, 2007. The decrease was primarily due to a $0.4 million decrease in depreciation expense and a $1.9 million write off in June 2007 for point-of-purchase displays in the U.S. partly offset by a $0.3 million increase in expense related to purchases of new point-of-purchase displays. During June 2007, the point-of-purchase displays in the U.S. were written off as a result of transferring ownership of the point-of-purchase displays to our customers. In addition, in the U.S., future purchases of point-of-purchase displays will no longer be capitalized since the displays will be owned by the customers. The cost of these displays will be charged to sales and marketing expense.

General and Administrative Expense

General and administrative expense increased 5% to $2.7 million for the three months ended June 30, 2008 from $2.5 million for the three months ended June 30, 2007 primarily due to employee-related expenses and bad debt expense.

Shipping and Warehousing Expense

Shipping and warehousing expense increased 26% to $0.5 million for the three months ended June 30, 2008 from $0.4 million for the three months ended June 30, 2007 primarily due to increased employee-related expense.

Research and Development Expense

Research and development expense increased 42% to $0.3 million for the three months ended June 30, 2008 from $0.2 million for the three months ended June 30, 2007 primarily due to an increase in employee-related expense.

Other Net Expense

Other net expense decreased 48% to $0.1 million for the three months ended June 30, 2008 from $0.3 million for the three months ended June 30, 2007. The decrease in other net expense is primarily due to decreases in foreign currency transaction losses.

Income Tax (Benefit) Provision

The income tax (benefit) expense for the three months ended June 30, 2008 and 2007 was $38,000 and ($429,000), respectively. The effective tax rate for the three months ended June 30, 2008 and 2007 was 16% and (21%), respectively.

Net Loss

A net loss of $0.3 million was incurred for the three months ended June 30, 2008 compared to a net loss of $1.6 million for the three months ended June 30, 2007.

Six Months Ended June 30, 2008 and 2007

Net Sales

Consolidated net sales increased 20% to $25.5 million for the six months ended June 30, 2008 from $21.3 million for the six months ended June 30, 2007. The increase is largely due to an improvement in product mix and availability and increased prices.

Domestic net sales represented 76% and 79% of total net sales for the six months ended June 30, 2008 and 2007, respectively. Foreign net sales represented 24% and 21% of total net sales for the six months ended June 30, 2008 and 2007, respectively.

Cost of Sales and Gross Profit

Our consolidated gross profit increased 3% to $12.4 million for the six months ended June 30, 2008 from $12.0 million for the six months ended June 30, 2007. Gross profit as a percentage of sales decreased to 49% for the six months ended June 30, 2008 from 56% for the six months ended June 30, 2007 largely due to increased materials costs due to increased gas and oil prices and an increase in Euro foreign exchange rates, partly offset by a decrease in outsourcing costs at LEM, our subsidiary and primary manufacturer and an increase in prices.

The increase in gross profit is also due to net decreases in inventory reserves for slow moving and obsolete inventory that is no longer being marketed for resale of approximately of $0.8 million. During the six months ended June 30, 2008, inventory with an adjusted basis of $0.3 million was sold for approximately $0.5 million in revenue, affecting margins by $0.2 million or 0.7% of net sales. The remaining decrease in the inventory reserve was mainly due to the disposal of product which has no effect on the results of operations.

Sales and Marketing Expense

Sales and marketing expense decreased 32% to $6.5 million for the six months ended June 30, 2008 from $9.5 million for the six months ended June 30, 2007. The decrease was primarily due to a $1.0 million decrease in depreciation expense and a $1.9 million write off in June 2007 for point-of-purchase displays in the U.S. partly offset by a $0.6 million increase in expense related to purchases of new point-of-purchase displays. During June 2007, the point-of-purchase displays in the U.S. were written off as a result of transferring ownership of the point-of-purchase displays to our customers. In addition, in the U.S., future purchases of point-of-purchase displays will no longer be capitalized since the displays will be owned by the customers. The cost of these displays will be charged to sales and marketing expense. The remaining decrease is largely due to decreases in the U.S. and at LEM for employee-related expenses and various other expenses in the U.S. due to an overall effort to decrease sales and marketing costs.

General and Administrative Expense

General and administrative expense remained consistent at $5.1 million for the six months ended June 30, 2008 and 2007.

Shipping and Warehousing Expense

Shipping and warehousing expense increased 28% to $1.0 million for the six months ended June 30, 2008 from $0.8 million for the six months ended June 30, 2007 primarily due to increased employee-related expenses.

Research and Development Expense

Research and development expense increased 46% to $0.6 million for the six months ended June 30, 2008 from $0.4 million for the six months ended June 30, 2007 primarily due to an increase in employee-related expenses.

Other Net Expense

Other net expense was $0.5 million for the six months ended June 30, 2008 compared to other net expense of $0.4 million for the six months ended June 30, 2007. The increase in other net expense is primarily due to increases in net interest expense and foreign currency transaction losses.

Income Tax (Benefit) Provision

The income tax benefit for the six months ended June 30, 2008 and 2007 was $0.2 million and $1.0 million, respectively. The effective tax rate for the six months ended June 30, 2008 and 2007 was 17% and 24%, respectively.

Net Loss

A net loss of $1.1 million was incurred for the six months ended June 30, 2008 compared to a net loss of $3.3 million for the six months ended June 30, 2007.

Liquidity and Capital Resources

Cash flow activities

Cash provided by or used in operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation, amortization, deferred income taxes, provision for bad debts, stock compensation expense and the effect of changes in working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2008 was approximately $1.4 million, which consisted of a net loss of approximately $1.1 million, adjustments for non-cash items of approximately $1.2 million and $1.3 million provided by working capital and other activities. Working capital and other activities includes a $1.9 million decrease in accounts receivable due to timing of cash receipts and a $0.8 million increase in accounts payable and accrued liabilities due to timing of invoices received and payments, partly offset by a $2.2 million increase in inventory due mainly to the receipt of snow goggles for third and fourth quarter sales.

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

Cash used in investing activities during the six months ended June 30, 2008 was $0.9 million and was primarily attributable to the purchase of fixed assets.

Cash used in investing activities during the six months ended June 30, 2007 was $1.9 million and was primarily attributable to the purchase of $1.4 million of fixed assets, including retail point-of-purchase displays. Since June 30, 2007, point-of-purchase displays in the U.S. have been expensed as a sales and marketing expense. Additionally, we made a $0.3 million net investment in restricted cash of which $1.3 million is related to collateralization of our financing arrangements offset partly by disbursements in restricted cash of $1.0 million related to requirements of the purchase agreement for the acquisition of LEM that were paid out during the year. We had an offset of approximately $0.5 million due to net proceeds received on short-term investments.

Cash used in financing activities for the six months ended June 30, 2008 was $27,000 and was attributable to $454,000 for notes payable and capital lease principal payments partly offset by $427,000 million in net borrowings on our lines of credit.

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

The Loan Agreement imposes certain covenants on Spy Optic, Inc., including, but not limited to, covenants requiring it to provide certain periodic reports to BFI, inform BFI of certain changes in the business, refrain from incurring additional debt in excess of $100,000 and refrain from paying dividends. Spy Optic, Inc. also established a bank account in BFI’s name into which collections on accounts receivable and other collateral are deposited (the “Collateral Account”). Pursuant to the deposit control account agreement between Spy Optic, Inc. and BFI with respect to the Collateral Account, BFI is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to Spy Optic, Inc. any amounts remaining after payment of all amounts due under the Loan Agreement. To secure its obligations under the guaranty, Orange 21 Inc. granted BFI a blanket security interest in all of its assets, except for its stock in Spy Optic, Inc., which it has covenanted not to pledge to any other person or entity. We were in compliance with the covenants at June 30, 2008.

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

At June 30, 2008, there were outstanding borrowings of $4.6 million under the Loan Agreement, bearing an interest rate of 7.59% and availability under this line of $3.4 million subject to eligible accounts receivable and inventory levels.

We have a 1.4 million Euros line of credit in Italy with San Paolo IMI for LEM. Borrowing availability is based on eligible accounts receivable and export orders received at LEM. At June 30, 2008, there was approximately 0.3 million Euros available under this line of credit. At June 30, 2008 and December 31, 2007, amounts outstanding under this line of credit amounted to $1.7 million and $1.3 million, respectively. The interest rate at June 30, 2008 was 6.03%.

If we are able to achieve anticipated net sales, manage our inventory and manage operating expenses, we believe that our cash on hand, cash equivalents and available loan facilities will be sufficient to enable us to meet our operating requirements for at least the next 12 months. Otherwise, changes in operating plans, lower than anticipated net sales, increased expenses or other events, including those described in Item 1A, “Risk Factors,” may require us to seek additional debt or equity financing in the future. In addition, we are in the process of streamlining our Italian manufacturing operations, which we expect will provide future savings to us. This process will involve our consolidation into a single building and our acquisition of a substantial amount of new equipment. We have already placed orders for the equipment and expect the remaining outstanding balance that we will need to pay for this equipment will be approximately 1.1 million Euros. We also expect to incur expenses associated with consolidating our multiple facilities into a single facility. Although we are uncertain as to the exact amount of expense associated with such consolidation, we expect that such consolidation may require a substantial upfront cost. We intend to finance the equipment through an equipment financing facility and to finance our costs of consolidating into a single building as well; however, we cannot be certain that financing will be available to us on commercially reasonable terms or at all. If we are unable to secure acceptable debt financing, we may be required to curtail our plans to streamline our Italian operations, which could reduce the savings we expect to achieve from such consolidation.

Our future capital requirements will depend on many factors, including our rate of net sales growth, our expected capital expenditures, the expansion of our sales and marketing activities and the continuing market acceptance of our product designs. We may be required to seek equity or debt financing in the future, which would result in additional dilution of our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs which could also restrict our operations.

Off-balance sheet arrangements

We did not enter into any off-balance sheet arrangements during the six months ended June 30, 2008 and 2007, nor did we have any off-balance sheet arrangements outstanding at June 30, 2008 and December 31, 2007.

Income Taxes

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the deferred tax assets, net of the valuation allowance, will be realized in the U.S. at June 30, 2008. Accordingly, we have recorded a valuation allowance for our U.S. operations at June 30, 2008 and December 31, 2007 of $2,962,000 and $3,164,000, respectively. At June 30, 2008 and December 31, 2007, we have recorded a full valuation allowance for our wholly owned subsidiaries, Spy Optic, S.r.l and LEM.

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

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

Revenue Recognition

The Company’s revenue is primarily generated through sales of sunglasses, goggles and apparel, net of returns and discounts. Revenue is recognized in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition. Under SAB 104, revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. These criteria are usually met upon delivery to our “common” carrier, which is also when the risk of ownership and title passes to our customers.

Generally, we extend credit to our customers after performing credit evaluations and do not require collateral. Our payment terms generally range from net-30 to net-90, depending on the country or whether we sell directly to retailers in the country or to a distributor. Our distributors are typically set up as prepay accounts; however, credit may be extended to certain distributors, usually upon receipt of a letter of credit. Generally, our sales agreements with our customers, including distributors, do not provide for any rights of return or price protection. However, we do approve returns on a case-by-case basis in our sole discretion. We record an allowance for estimated returns when revenues are recorded. The allowance is calculated using historical evidence of actual returns. Historically, actual returns have been within our expectations. If future returns are higher than our estimates, our earnings would be adversely affected.

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

Goodwill

Goodwill is not amortized, but instead is measured for impairment at least annually, or when events indicate that a likely impairment exists. We evaluate the recoverability of goodwill at least annually based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. The fair value of each reporting unit was determined using a combination of the income approach and the market approach. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. The present value of estimated future cash flows uses our estimates of profit for the reporting units, driven by assumed market growth rates and assumed market segment share, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage the underlying business. Under the market approach, fair value is estimated based on market multiples of earnings for comparable companies and similar transactions.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. Subsequent to the issuance of SFAS No. 157, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”). FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted all the provisions of SFAS No. 157 on January 1, 2008 with the exception of the application of the Statement to non-recurring nonfinancial assets and nonfinancial liabilities; however, the adoption did not have an impact to our unaudited financial statements for the six months ended June 30, 2008.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which is effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We are currently assessing the impact the adoption of this pronouncement will have on the financial statements. This Statement became effective for us on January 1, 2008 and had no impact on our unaudited financial statements for the six months ended June 30, 2008.

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

Changes in Internal Control Over Financial Reporting

In order to successfully remediate our material weaknesses identified above for the fiscal year ended December 31, 2007, we improved our controls and procedures in our Italian-based subsidiary, Spy S.r.l. during the quarter ended March 31, 2008 as follows:

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

On October 30, 2007, John Flynn Caro, a former sales representative of the Company and his wife filed an action against Spy Optic, Inc. in Puerto Rico seeking damages of not less than $200,000 relating to the termination of a sales representative agreement. The action was removed to federal district court on January 3, 2008, and Spy Optic, Inc. filed an answer and counterclaim on January 10, 2008. The parties agreed to a settlement on or about July 28, 2008 and are in the process of finalizing the settlement agreement and related documentation. The matter and all known and unknown claims by Flynn are expected to be resolved in exchange for payment of $40,000. At June 30, 2008, we have $40,000 accrued with respect to the lawsuit.

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

We sell a majority of our products in transactions denominated in U.S. Dollars; however, we purchase a substantial portion of our products from our manufacturers in transactions denominated in Euros. As a result, recent weakening of the U.S. Dollar has increased our cost of sales substantially and if the U.S. Dollar continues to weaken against the Euro, our cost of sales could further increase. We also are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our Italian subsidiaries Spy Optic, S.r.l. and LEM, and due to net sales in Canada. Between January 1, 2007 and August 4, 2008, the Euro exchange rate has ranged from U.S. $1.29 to U.S. $1.60. Between January 1, 2007 and August 4, 2008, the Canadian Dollar exchange rate has ranged from U.S. $0.84 to U.S. $1.10. For the six months ended June 30, 2008 and 2007, we had net foreign currency losses of $208,000 and $181,000, respectively, which represented 1% and 1% of our net sales, respectively.

The effect of foreign exchange rates on our financial results can be significant. Therefore we have engaged in the past, and may in the future engage in certain hedging activities to mitigate over time the impact of the translation of foreign currencies on our financial results. Our hedging activities have in the past reduced, but have not eliminated, the effects of foreign currency fluctuations. Factors that could affect the effectiveness of our hedging activities include the volatility of currency markets and the availability of hedging instruments. The degree to which our financial results are affected have depended in part upon the effectiveness or ineffectiveness of our hedging activities. As of June 30, 2008, we had no foreign currency contracts.

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

We have a history of losses and we may continue to incur losses for the foreseeable future. As of June 30, 2008, our accumulated deficit was $18.4 million and, during the six months ended June 30, 2008 the Company incurred a net loss of $1.1 million. We have not achieved profitability for a full fiscal year since our initial public offering. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, we may not be able to achieve full fiscal year profitability in the near future or at all. Even if we do achieve full fiscal year profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve full fiscal year profitability within a short period of time, or at all, or if we are unable to sustain profitability at satisfactory levels, our financial condition and stock price could be adversely affected.

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

Although we believe we have sufficient funds to operate our business over the next twelve months, our existing sources of cash and cash flows may not be sufficient to fund our activities. In addition, we are in the process of streamlining our Italian manufacturing operations, which we expect will provide future savings to us. This process will involve our consolidation into a single building and our acquisition of a substantial amount of new equipment. We have already placed orders for the equipment and expect the remaining outstanding balance that we will need to pay for this equipment will be approximately 1.1 million Euros. We also expect to incur expenses associated with consolidating our multiple facilities into a single facility. Although we are uncertain as to the exact amount of expense associated with such consolidation, we expect that such consolidation may require a substantial upfront cost. We intend to finance the equipment through an equipment financing facility and to finance our costs of consolidating into a single building as well; however, we cannot be certain that financing will be available to us on commercially reasonable terms or at all. If we are unable to secure acceptable debt financing, we may be required to curtail our plans to streamline our Italian operations, which could reduce the savings we expect to achieve from such consolidation.

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

On February 26, 2007, Spy Optic, Inc. entered into a Loan and Security Agreement (the “Loan Agreement”) with BFI Business Finance (“BFI”) with a maximum borrowing capacity of $5.0 million, which was extended to $8.0 million. Actual borrowing availability is based on Spy Optic, Inc.’s eligible trade receivables and inventory levels. Loans extended pursuant to the Loan Agreement will bear interest at a rate per annum equal to the prime rate as reported in the Western Edition of the Wall Street Journal from time to time plus 2.5%. Interest will be payable monthly in arrears and Spy Optic, Inc. is required to pay at least $2,000 a month in interest regardless of the amounts outstanding under the Loan Agreement at any particular time. The Loan Agreement also imposes certain covenants on Spy Optic, Inc., including covenants requiring it to (i) deliver financial statements and inventory and accounts payable reports to BFI; (ii) maintain certain minimum levels of insurance; (iii) make required payments under all leases; (iv) refrain from incurring additional debt in excess of $100,000; (v) maintain its corporate name, structure and existence; (vi) refrain from paying dividends; (vii) notify BFI in advance of relocating its premises; and (viii) refrain from substantially changing its management or business. As of June 30, 2008 there were outstanding borrowings under the Loan Agreement of $4.6 million.

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

If sales become concentrated in a limited number of our products, we could be exposed to risk if consumer demand for such products were to decline. For the six months ended June 30, 2008, 78% and 20% of our net sales were derived from sales of our sunglass and goggle products, respectively. For the six months ended June 30, 2007, 78% of our net sales were derived from sales of our sunglass products and 17% of our net sales were derived from sales of our goggle products. As a result of these concentrations in net sales, our operating results could be harmed if sales of any of these products were to decline substantially and we were not able to increase sales of other products to replace such lost sales.

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

We purchase substantially all of our sunglass products from our wholly owned subsidiary, LEM and over half of our goggle products are manufactured by OGK in China. We expect to continue to manufacture more than half of our goggles through OGK in 2008. We do not have long-term agreements with any of our other manufacturers other than LEM or with vendors that supply raw materials to LEM. We cannot be certain that we will not experience difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs and failures to comply with our requirements for the proper utilization of our intellectual property. If our relationship with any of our manufacturers is interrupted or terminated for any reason, including the failure of any manufacturer to perform its obligations under our agreement or the termination of our agreement by any of our manufacturers, we would need to locate alternative manufacturing sources. The establishment of new manufacturing relationships involves numerous uncertainties, and we cannot be certain that we would be able to obtain alternative manufacturing sources in a manner that would enable us to meet our customer orders on a timely basis or on satisfactory commercial terms. If we are required to change any of our major manufacturers, we would likely experience increased costs, substantial disruptions in the manufacture and shipment of our products and a loss of net sales.

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

No Fear, Inc. (“No Fear”) and its affiliates beneficially own approximately 14% of our outstanding common stock. As a result of this ownership interest, No Fear and its affiliates have the ability to influence who is elected to our Board of Directors each year and, through those directors, to influence our management, operations and potential significant corporate actions. Specifically, Mark Simo, our Chief Executive Officer and a Co-Chairman of our Board of Directors, is a member of No Fear’s Board of Directors, was the Chief Executive Officer of No Fear through October 2006, and owns approximately 37% of No Fear’s outstanding common stock. As a result of his position in No Fear, Mr. Simo may face conflicts of interest in connection with transactions between us and No Fear. In addition, as a purchaser of our products, No Fear accounted for approximately $595,000 and $329,000 of our net sales for the three months ended June 30, 2008 and 2007, respectively. No Fear accounted for approximately $793,000 and $512,000 of our net sales for the six months ended June 30, 2008 and 2007, respectively. No Fear and its affiliates may have interests that conflict with, or are different from, the interests of our other stockholders. These conflicts of interest could include potential competitive business activities, corporate opportunities, indemnity arrangements, registration rights, sales or distributions by No Fear of our common stock and the exercise by No Fear of its ability to influence our management and affairs. Further, this concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our other stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, could harm the market price of our common stock and could impede the growth of our company. Our certificate of incorporation does not contain any provisions designed to facilitate resolution of actual or potential conflicts of interest or to ensure that potential business opportunities that may become available to both No Fear and us will be reserved for or made available to us. If these conflicts of interest are not resolved in a manner favorable to our stockholders, our stockholders’ interests may be substantially harmed.

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

The trading price of our common stock fluctuates due to the factors discussed in this section and elsewhere in this report. For example, between January 1, 2007 and August 1, 2008, our stock has traded as high as $6.75 and as low as $3.25. In addition, the trading market for our common stock may be influenced by the public float that exists in our stock from time to time. For example, although we have approximately 8.2 million shares outstanding, approximately 5.8 million, which is more than 70%, of those shares are held by less than 10 stockholders. If any of those investors were to decide to sell a substantial portion of their respective shares, it would place substantial downward pressure on our stock price. We also have 30,000 shares reserved for the issuance of common stock upon vesting of restricted stock awards. In addition, we have 1,057,875 shares of our common stock reserved for the exercise of outstanding stock options, of which 739,755 are fully vested and exercisable as of June 30, 2008. Additionally, in connection with our initial public offering, we issued warrants to purchase up to 147,000 shares of common stock to Roth Capital Partners, LLC, and an affiliate, which are fully vested as of June 30, 2008. All 8,169,314 of our outstanding shares of common stock may be sold in the open market, subject to certain limitations.

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

(a) Our Annual Meeting of Stockholders was held on June 10, 2008.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management’s nominees as listed in the proxy statement to elect two directors. All such nominees were elected.

(c) The matters voted at the meeting and the results were as follows:

(1) To elect two directors to serve for a term to expire at the Annual Meeting in 2011 or until their successors are elected and qualified.

	For	Withheld
Director #1 — David R. Mitchell	5,836,912	1,500
Director #2 — Greg Theiss	5,836,900	1,512

(2) To ratify the selection of Mayer Hoffman McCann P.C. to serve as independent registered certified public accountants for the Company for the year ending December 31, 2008.

For	Against	Abstain	Broker Non-Vote
5,837,181	1,000	231	0

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orange 21 Inc.

Date: August 12, 2008	By	/s/ Jerry Collazo
Jerry Collazo
Chief Financial Officer

Item 6.	Exhibits

Exhibit Number	Description of Document

3.2	Restated Certificate of Incorporation (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

3.4	Amended and Restated Bylaws (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

4.1	Form of Common Stock Certificate (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

4.2	Common Stock Purchase Warrant to Purchase 142,000 shares of Common Stock of Orange 21 Inc. issued to Roth Capital Partners, LLC dated June 22, 2005 (incorporated by reference to Form 10-Q filed August 11, 2005)

4.3	Common Stock Purchase Warrant to Purchase 5,000 shares of Common Stock of Orange 21 Inc. issued to Dana Mackie dated June 22, 2005 (incorporated by reference to Form 10-Q filed August 11, 2005)

31.1	Section 302 Certification of the Company’s Chief Executive Officer

31.2	Section 302 Certification of the Company’s Chief Financial Officer

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)