Form 10-Q
period 2008-09-30
Orange 21 Inc.
filed 2008-11-14
CIK 932372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 12, 2008, there were 8,173,064 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

ORANGE 21 INC. AND SUBSIDIARIES

FORM 10-Q

EXPLANATORY NOTE ABOUT RESTATEMENT

We have restated herein our consolidated financial statements for the three and nine months ended September 30, 2007 to correct errors in such consolidated financial statements and financial information. For more information regarding the restatement, please see Note 2 to the financial statements included in Item 8 of Part II to our Annual Report for the fiscal year ended December 31, 2007 on Form 10-K filed with the Securities Exchange Commission on April 8, 2008.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands, except number of shares and per share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$413	$555
Accounts receivable, net	6,823	10,510
Inventories, net	14,334	11,297
Prepaid expenses and other current assets	1,451	1,460
Income taxes receivable	96	123
Deferred income taxes	1,584	1,722

Total current assets	24,701	25,667
Property and equipment, net	5,380	5,775
Goodwill	9,550	9,735
Intangible assets, net of accumulated amortization of $579 and $504 at September 30, 2008 and December 31, 2007, respectively	428	493
Deferred income taxes	1,249	719
Other long-term assets	70	202

Total assets	$41,378	$42,591

Liabilities and Stockholders’ Equity
Current liabilities
Lines of credit	$5,615	$5,805
Current portion of capital leases	298	378
Current portion of notes payable	496	498
Accounts payable	7,759	6,715
Accrued expenses and other liabilities	4,411	4,964
Income taxes payable	208	207

Total current liabilities	18,787	18,567
Capitalized leases, less current portion	618	837
Notes payable, less current portion	474	704
Deferred income taxes	409	384

Total liabilities	20,288	20,492
Stockholders’ equity
Preferred stock: par value $0.0001; 5,000,000 authorized; none issued	—	—
Common stock: par value $0.0001; 100,000,000 shares authorized; 8,173,064 and 8,161,814 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	1	1
Additional paid-in-capital	37,240	36,845
Accumulated other comprehensive income	2,240	2,526
Accumulated deficit	(18,391)	(17,273)

Total stockholders’ equity	21,090	22,099

Total liabilities and stockholders’ equity	$41,378	$42,591

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007 (As restated)	2008	2007 (As restated)
	(Unaudited)		(Unaudited)
Net sales	$12,042	$13,179	$37,580	$34,524
Cost of sales	6,129	6,626	19,278	15,968

Gross profit	5,913	6,553	18,302	18,556
Operating expenses:
Sales and marketing	3,007	3,066	9,457	12,610
General and administrative	2,173	2,575	7,309	7,642
Shipping and warehousing	400	404	1,429	1,211
Research and development	297	426	930	860

Total operating expenses	5,877	6,471	19,125	22,323

Income (loss) from operations	36	82	(823)	(3,767)
Other income (expense):
Interest expense	(161)	(188)	(482)	(402)
Foreign currency transaction gain (loss)	191	79	(17)	(102)
Other income (expense)	(7)	3	26	(44)

Total other income (expense)	23	(106)	(473)	(548)

Income (loss) before expense (benefit) for income taxes	59	(24)	(1,296)	(4,315)
Income tax expense (benefit)	53	34	(178)	(984)

Net income (loss)	$6	$(58)	$(1,118)	$(3,331)

Net income (loss) per share of Common Stock
Basic	$0.00	$(0.01)	$(0.14)	$(0.41)

Diluted	$0.00	$(0.01)	$(0.14)	$(0.41)

Shares used in computing net income (loss) per share of Common Stock
Basic	8,172	8,140	8,168	8,116

Diluted	8,188	8,140	8,168	8,116

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

	Nine Months Ended September 30,
	2008	2007 (As restated)
	(Unaudited)
Operating Activities
Net loss	$(1,118)	$(3,331)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,512	2,338
Deferred income taxes	(358)	(1,364)
Share-based compensation	395	373
Provision for bad debts	226	190
(Gain) loss on sale of property and equipment	(3)	2,064
Impairment of property and equipment	68	—
Change in operating assets and liabilities:
Accounts receivable	3,400	(206)
Inventories, net	(3,223)	(3,513)
Prepaid expenses and other current assets	399	411
Other assets	73	(83)
Accounts payable	1,190	820
Accrued expenses and other liabilities	(827)	658
Income tax payable/receivable	29	777

Net cash provided by (used in) operating activities	1,763	(866)
Investing Activities
Purchases of property and equipment	(1,067)	(1,585)
Proceeds from maturities of short-term investments	—	512
Release of restricted cash	—	1,670
Proceeds from sale of property and equipment	3	88
Acquisition of business, net of cash acquired	—	(1,012)
Purchase of intangibles	(14)	(68)

Net cash used in investing activities	(1,078)	(395)
Financing Activities
Line of credit (repayments) borrowings , net	(127)	972
Principal payments on notes payable	(360)	(272)
Proceeds from issuance of notes payable	—	788
Principal payments on capital leases	(284)	(314)

Net cash (used in) provided by financing activities	(771)	1,174
Effect of exchange rate changes on cash and cash equivalents	(56)	(196)

Net decrease in cash and cash equivalents	(142)	(283)
Cash and cash equivalents at beginning of period	555	1,279

Cash and cash equivalents at end of period	$413	$996

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$507	$338
Income taxes	$—	$2
Summary of noncash financing and investing activities:
Acquisition of property and equipment through capital leases	$128	$327

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Significant Accounting Policies

Restatement

The Company has restated herein its consolidated financial statements for the three and nine months ended September 30, 2007 to correct errors in such consolidated financial statements and financial information. For more information regarding the restatement, please see Note 2 to the financial statements included in Item 8 of Part II to its Annual Report for the fiscal year ended December 31, 2007 on Form 10-K filed with the Securities Exchange Commission on April 8, 2008.

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations for the year ending December 31, 2008. The consolidated financial statements contained in this Form 10-Q should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2.	Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. Subsequent to the issuance of SFAS No. 157, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”). FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted all the provisions of SFAS No. 157 on January 1, 2008 with the exception of the application of the Statement to non-recurring nonfinancial assets and nonfinancial liabilities; however, the adoption did not have an impact to the Company’s unaudited financial statements for the three or nine months ended September 30, 2008.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which is effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement became effective for the Company on January 1, 2008 and had no impact on the Company’s unaudited financial statements for the three and nine months ended September 30, 2008.

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

In April 2008 the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the position is to improve the consistency between useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other U.S. generally accepted accounting principles. The provisions of FSP No. FAS 142-3 are effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating whether FSP No. FAS 142-3 will have a material effect on its consolidated financial statements.

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

The Company uses forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in its forecasted purchase of products at prices denominated in currencies other than the U.S. Dollar. For derivative instruments that are designated and qualify as cash flow hedges, the Company records the effective portion of the gain or loss on the derivative in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. The Company reports the effective portion of cash flow hedges in the same financial statement line as the changes in the value of the hedged item. As of September 30, 2008 and December 31, 2007, the notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges were $0 for each period. As of September 30, 2008 and December 31, 2007, a net gain of approximately $0 and $11,000, respectively, related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive income.

During the three and nine months ended September 30, 2008 and 2007, the Company did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Thousands)		(Thousands)
Weighted average common shares outstanding - basic	8,172	8,140	8,168	8,116
Assumed conversion of dilutive stock options, restricted stock and warrants	16	—	—	—

Weighted average common shares outstanding - dilutive	8,188	8,140	8,168	8,116

The following potentially dilutive instruments were not included in the diluted per share calculation for periods presented as their inclusion would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Thousands)		(Thousands)
Stock options	925	1,008	1,229	1,008
Restricted stock	28	52	26	52
Warrants	147	147	147	147

Total	1,100	1,207	1,402	1,207

5.	Comprehensive Income (Loss)

Comprehensive income (loss) represents the results of operations adjusted to reflect all items recognized under accounting standards as components of accumulated other comprehensive income (loss). Total comprehensive income (loss) for the three months ended September 30, 2008 and 2007 was ($1.2 million) and $0.6 million, respectively. Total comprehensive loss for the nine months ended September 30, 2008 and 2007 was ($1.4 million) and ($2.6 million), respectively.

The components of accumulated other comprehensive income, net of tax, are as follows:

	September 30, 2008	December 31, 2007
	(Thousands)
Unrealized gain on cash flow hedges, net of tax	$—	$11
Equity adjustment from foreign currency translation	1,703	1,882
Unrealized gain on foreign currency exposure of net investment in foreign operations	537	633

Accumulated other comprehensive income	$2,240	$2,526

6.	Accounts Receivable

Accounts receivable consisted of the following:

	September 30, 2008	December 31, 2007
	(Thousands)
Trade receivables	$9,797	$13,240
Less allowance for doubtful accounts	(707)	(775)
Less allowance for returns	(2,267)	(1,955)

Accounts receivable, net	$6,823	$10,510

7.	Inventories

Inventories consisted of the following:

	September 30, 2008	December 31, 2007
	(Thousands)
Raw materials	$2,321	$1,756
Work in process	1,383	350
Finished goods	10,630	9,191

Inventories, net	$14,334	$11,297

The Company’s balances are net of an allowance for obsolescence of approximately $1,429,000 and $2,264,000 at September 30, 2008 and December 31, 2007, respectively.

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

The Loan Agreement imposes certain covenants on Spy Optic, Inc., including, but not limited to, covenants requiring the Company to provide certain periodic reports to BFI, inform BFI of certain changes in the business, refrain from incurring additional debt in excess of $100,000 and refrain from paying dividends. Spy Optic, Inc. also established a bank account in BFI’s name into which collections on accounts receivable and other collateral are deposited (the “Collateral Account”). Pursuant to the deposit control account agreement between Spy Optic, Inc. and BFI with respect to the Collateral Account, BFI is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to Spy Optic, Inc. any amounts remaining after payment of all amounts due under the Loan Agreement. To secure its obligations under the guaranty, Orange 21 Inc. granted BFI a blanket security interest in all of its assets, except for its stock in Spy Optic, Inc., which it has covenanted not to pledge to any other person or entity. The Company was in compliance with the covenants under the Loan Agreement at September 30, 2008.

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

At September 30, 2008, there were outstanding borrowings of $3.6 million under the Loan Agreement, bearing an interest rate of 7.59% and availability under this line of $4.4 million subject to eligible accounts receivable and inventory levels or $0.4 million.

The Company has a 1.4 million Euros line of credit in Italy with San Paolo IMI for LEM. Borrowing availability is based on eligible accounts receivable and export orders received at LEM. At September 30, 2008, there was approximately 15,000 Euros available under this line of credit. At September 30, 2008 and December 31, 2007, outstanding amounts under this line of credit amounted to $2.0 million and $1.3 million, respectively. The interest rate at September 30, 2008 was 6.03%.

If the Company is able to achieve anticipated net sales, manage its inventory and manage operating expenses, the Company believes that its cash on hand, cash equivalents and available loan facilities will be sufficient to enable the Company to meet its operating requirements for at least the next 12 months. The Company’s future capital requirements will depend on many factors, including its ability to maintain or grow net sales, the ability to reduce and manage its expenses and its expected capital expenditures among others. The Company may be required to seek equity or debt financing in the future, which would result in additional dilution of its stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict its operations. If future financing is not available or is not available on acceptable terms, the Company may not be able to fund its future needs which could also restrict its operations.

9.	Notes Payable

Notes payable at September 30, 2008 consist of the following:

(Thousands)
Unsecured San Paolo IMI long-term debt, EURIBOR 6 months interest rate plus 1.0% spread, payable in half year installments due from March 2007 to February 2011	$547
Unsecured long-term debt, EURIBOR 1-month interest rate plus 1.5% spread, payable in half year installments due from December 2005 to December 2010	133
Unsecured long-term debt, fixed interest rate at 0.5%, payable in half year installments due from December 2005 to December 2010	55
Secured notes payable for software purchases, 4.55% interest rate with monthly payments of $15,000 due through August 2009 and 7.45% interest rate with monthly payments of $4,200 due through March 2010. Both secured by software.	235

970
Less current portion	(496)

Notes payable, less current portion	$474

10.	Share-Based Compensation

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

Stock Option Activity

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(Thousands)
Options outstanding at December 31, 2007	937,875	$6.54
Granted	480,000	$3.35
Expired	(119,375)	$8.00
Forfeited	(70,000)	$3.56

Options outstanding at September 30, 2008	1,228,500	$5.32	7.31	$142

Options exercisable at September 30, 2008	686,860	$6.52	6.22	$68

Intrinsic value is defined as the difference between the relevant current market value of the common stock and the grant price for options with exercise prices less than the market values on such dates. During the three and nine months ended September 30, 2008 and 2007, the Company received $0 in cash proceeds from the exercise of stock options.

Restricted Stock Award Activity

The Company periodically issues restricted stock awards to certain key employees subject to certain vesting requirements based on future service.

	Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2007	37,500	$5.01
Released	(11,250)	5.01

Non-vested at September 30, 2008	26,250	$5.01

The Company recognized the following share-based compensation expense during the three and nine months ended September 30, 2008 and 2007 in accordance with SFAS No. 123(R):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock options
General and administrative expense	$106	$132	$348	$205
Restricted stock
General and administrative expense	12	99	32	141
Selling and marketing	3	4	7	19
Research and development	3	3	8	8

Total	124	238	395	373
Income tax benefit	(42)	(81)	(134)	(127)

Stock-based compensation expense, net of taxes	82	157	261	246

Effect of stock-based compensation on net (loss) income per share:
Basic	(0.01)	(0.02)	(0.03)	(0.03)
Diluted	(0.01)	(0.02)	(0.03)	(0.03)

The following table summarizes the approximate unrecognized compensation cost for the share-based compensation awards and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Expense	Weighted Average Remaining Years
	(Thousands)
Stock options	$989	2.78
Restricted stock awards	192	1.70

Total	$1,181

11.	Related Party Transactions

Customer Sales

No Fear, Inc., a stockholder of the Company, and its subsidiaries No Fear Retail Stores, Inc. (“No Fear Retail”) and No Fear MX Europe, own retail stores in the U.S. and Europe that purchase products from the Company. Aggregated sales to the No Fear Retail stores during the three months ended September 30, 2008 and 2007 were approximately $156,000 and $482,000, respectively. Aggregated sales to the No Fear Retail stores during the nine months ended September 30, 2008 and 2007 were approximately $949,000 and $994,000, respectively. Accounts receivable due from the No Fear Retail stores amounted to $459,000 and $642,000 at September 30, 2008 and December 31, 2007, respectively. Approximately $313,000 of the $459,000 due at September 30, 2008 was past due and as a result, the Company has temporarily ceased shipments to No Fear Retail on credit terms until the account is brought current. In the meantime, No Fear Retail may obtain shipments if they prepay for their orders.

Aggregated sales to the No Fear MX Europe stores during the three months ended September 30, 2008 and 2007 were approximately $177,000 and $407,000, respectively. Aggregated sales to the No Fear MX Europe stores during the nine months ended September 30, 2008 and 2007 were approximately $382,000 and $1,090,000, respectively. Accounts receivable due from the No Fear MX Europe stores amounted to $193,000 and $849,000 at September 30, 2008 and December 31, 2007, respectively. Approximately $15,000 of the $193,000 balance at September 30, 2008 was past due but as of November 12, 2008, the balance is current and the Company continues to ship product to No Fear MX Europe on credit terms.

Stockholders of the Company, other than No Fear, Inc. own retail stores that purchase products from the Company. Aggregated sales to these stores during the three months ended September 30, 2008 and 2007 were approximately $13,000 and $37,000, respectively. Aggregated sales to these stores during the nine months ended September 30, 2008 and 2007 were approximately $34,000 and $69,000, respectively. Accounts receivable due from these entities amounted to approximately $27,000 and $30,000 at September 30, 2008 and December 31, 2007, respectively.

12.	Commitments and Contingencies

Operating Leases

The Company leases its principal administrative and distribution facilities in Carlsbad, California and a warehouse facility in Varese, Italy, which is used primarily for international sales and distribution. LEM leases four buildings in Italy that are used for office space, warehousing and manufacturing. In addition, the Company utilizes some third party warehousing in both the United States and Europe. The Company also leases certain computer equipment, vehicles and temporary housing in Italy. Rent expense was approximately $195,000 and $182,000 for the three months ended September 30, 2008 and 2007, respectively. Rent expense was approximately $594,000 and $521,000 for the nine months ended September 30, 2008 and 2007, respectively.

Athlete Contracts

The Company has entered into endorsement contracts with athletes to actively wear and endorse the Company’s products. These contracts are based on minimum annual payments and may include additional performance-based incentives and/or product-specific sales incentives.

Product Design & Development

The Company has entered into an agreement with its primary product designer, Jerome Mage, through his business Mage Design LLC, for the design and development of its eyewear, apparel and accessory product lines. Mr. Mage has agreed to provide his services to the Company as an independent consultant through December 31, 2008, and to be bound by confidentiality obligations. Mr. Mage has also agreed not to provide design services to any entity that is engaged principally in the business of designing, manufacturing or selling sunglasses, goggles or other optical products during the term of the agreement. Mr. Mage has developed products primarily for the Spy Optic brand. Under the agreement, Mr. Mage assigns all ideas, inventions and other intellectual property rights created or developed on the Company’s behalf during the term of the agreement to the Company. The agreement may be terminated by either party if the other party defaults or breaches a material provision of the agreement and has monthly minimum payments due. The Company has entered into an additional agreement with Mage Design LLC for development services. The agreement has an initial term of one year ending July 7, 2009 with the option to renew for two additional years. The agreement may be terminated by either party if the other party defaults or breaches a material provision of the agreement and has monthly minimum payments due.

Litigation

On October 30, 2007, John Flynn Caro, a former sales representative of the Company and his wife filed an action against Spy Optic, Inc. in Puerto Rico seeking damages of not less than $200,000 relating to the termination of a sales representative agreement. The action was removed to federal district court on January 3, 2008, and Spy Optic, Inc. filed an answer and counterclaim on January 10, 2008. The parties reached a settlement on August 18, 2008. The matter and all known and unknown claims by Flynn were resolved in exchange for $40,000 payable in eight equal monthly installments of $5,000. As of September 30, 2008, the Company has paid $10,000 with respect to the lawsuit and has accrued the remaining balance of $30,000.

Additionally, from time to time the Company is involved in various lawsuits and legal proceedings which arise in the ordinary course of business. An adverse result in the matter described above or any other legal matters that may arise from time to time may harm the Company’s business.

Contingent Liability

Mark Simo, a member of the Company’s Board of Directors and the Company’s former CEO, has asserted that the Company owes him approximately $600,000 for compensation related to his services as CEO from October 2006 through September 2008. Mr. Simo previously refused to accept compensation for his services with respect to approximately the first year of his term as CEO, and no agreement was ever reached with him as to compensation arrangements for the period thereafter. The Company has recorded a liability of approximately $300,000 with respect to Mr. Simo’s compensation claim.

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

Information related to the Company’s operating segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007 (As Restated)	2008	2007 (As Restated)
	(Thousands)		(Thousands)
Net sales:
Distribution	$10,165	$11,180	$33,318	$30,140
Manufacturing	1,877	1,999	4,262	4,384
Intersegment	4,058	3,296	11,877	11,037
Eliminations	(4,058)	(3,296)	(11,877)	(11,037)

Total	$12,042	$13,179	$37,580	$34,524

Operating income (loss):
Distribution	$(506)	$(33)	$(1,903)	$(3,936)
Manufacturing	542	115	1,080	169

Total	$36	$82	$(823)	$(3,767)

Net income (loss):
Distribution	$(367)	$(28)	$(1,769)	$(3,067)
Manufacturing	373	(30)	651	(264)

Total	$6	$(58)	$(1,118)	$(3,331)

	September 30, 2008	December 31, 2007
	(Thousands)
Tangible long-lived assets:
Distribution	$2,008	$2,225
Manufacturing	3,372	3,550

Total	$5,380	$5,775

The Company markets its products domestically and internationally, with its principal international market being Europe. Revenue is attributed to the location from which the product was shipped. Identifiable assets are based on location of domicile.

	Three Months Ended September 30,
	U.S. and Canada	Europe and Asia Pacific	Consolidated	Intersegment
		(Thousands)		(Thousands)
	2008			2008
Net sales	$7,842	$4,200	$12,042	$4,058

	2007			2007
Net sales	$9,207	$3,972	$13,179	$3,296

	Nine Months Ended September 30,
	U.S. and Canada	Europe and Asia Pacific	Consolidated	Intersegment
		(Thousands)		(Thousands)
	2008			2008
Net sales	$27,314	$10,266	$37,580	$11,877

	2007			2007
Net sales	$25,858	$8,666	$34,524	$11,037

	September 30, 2008	December 31, 2007
	(Thousands)
Tangible long-lived assets:
U.S. and Canada	$1,535	$1,648
Europe and Asia Pacific	3,845	4,127

Total	$5,380	$5,775

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. Additionally, statements concerning future matters such as the development of new products, our ability to increase manufacturing capacity and sales levels, manage expense levels and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to the following: matters generally affected by the domestic and global economy, such as changes in consumer discretionary spending, changes in the value of the U.S. dollar and the Euro, and changes in commodity prices; the ability to source raw materials and finished products at favorable prices; risks related to our history of losses; risks related to our ability to manage growth; risks related to the limited visibility of future orders; the ability to identify and work with qualified manufacturing partners and consultants; the ability to expand distribution channels and retail operations in a timely manner; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; the ability to continue to develop, produce and introduce innovative new products in a timely manner; the ability to identify and execute successfully cost control initiatives; uncertainties associated with our ability to maintain a sufficient supply of products and to successfully manufacture our products; the performance of new products and continued acceptance of current products; the execution of strategic initiatives and alliances; uncertainties associated with intellectual property protection for our products; and other factors described in Item 1A of Part II of this Quarterly Report under the caption “Risk Factors,” as well as those discussed elsewhere in this Quarterly Report. Readers are urged not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

We design, develop and market premium products for the action sports, motorsports and youth lifestyle markets. Our principal products, sunglasses and goggles, are marketed primarily under the brands, Spy™ and SpyOptic™. These products target the action sport and power sports markets, including surfing, skateboarding, snowboarding, ski, motocross, and the youth lifestyle market within fashion, music and entertainment. We have built our Spy ® brand by developing innovative, proprietary products that utilize high-quality materials and optical lens technology to convey performance, style, quality and value. We sell our products in approximately 3,300 retail locations in the United States and Canada and internationally through approximately 2,000 retail locations serviced by us and our international distributors. We have developed strong relationships with key multi-store action sport and youth lifestyle retailers in the United States, such as Cycle Gear, Inc., Pacific Sunwear of California, Inc., Tilly’s Clothing, Shoes & Accessories and Zumiez, Inc., and a strategically selective collection of specialized surf, skate, snow and motocross stores.

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

Results of Operations

Three Months Ended September 30, 2008 and 2007

Net Sales

Consolidated net sales decreased 9% to $12.0 million for the three months ended September 30, 2008 from $13.2 million for the three months ended September 30, 2007. We believe that the decrease is largely due to a decline in the economy and consumer discretionary spending.

Domestic net sales represented 65% and 70% of total net sales for the three months ended September 30, 2008 and 2007, respectively. Foreign net sales represented 35% and 30% of total net sales for the three months ended September 30, 2008 and 2007, respectively.

Cost of Sales and Gross Profit

Our consolidated gross profit decreased 10% to $5.9 million for the three months ended September 30, 2008 from $6.6 million for the three months ended September 30, 2007. Gross profit as a percentage of sales decreased to 49% for the three months ended September 30, 2008 from 50% for the three months ended September 30, 2007 largely due to increased materials costs resulting from increased gas and oil prices, partly offset by a decrease in outsourcing costs at LEM and an increase in selling prices.

For the three months ended September 30, 2008, inventory reserves increased by $0.1 million on raw materials and work in process and decreased by $0.1 million on finished goods inventory. During the three months ended September 30, 2008, finished goods inventory with an adjusted basis of $0.1 million was sold for approximately $0.2 million in revenue, affecting margins by $0.1 million or 0.6% of net sales.

Sales and Marketing Expense

Sales and marketing expense decreased 2% to $3.0 million for the three months ended September 30, 2008 from $3.1 million for the three months ended September 30, 2007. The decrease is mainly due to efforts to reduce spending in the sales and marketing departments mainly through reductions in employee-related expenses (achieved through headcount reduction, outsourced marketing functions and mandatory vacations) and decreased events, partly offset by increases in consulting fees and point of purchase displays expense.

General and Administrative Expense

General and administrative expense decreased 16% to $2.2 million for the three months ended September 30, 2008 from $2.6 million for the three months ended September 30, 2007 primarily due to a $0.2 million decrease in legal fees, a $0.1 million decrease in share-based compensation expense in accordance with SFAS No. 123(R) and decreases in employee-related expenses, bad debt expense and consulting fees. The three months ended September 30, 2007 included $0.2 million in legal fees for negotiations related to the potential acquisition of the retail stores division of No Fear that did not materialize as well as severance costs both in the U.S. and at LEM totaling approximately $0.2 million.

Shipping and Warehousing Expense

Shipping and warehousing expense was consistent at $0.4 million for the three months ended September 30, 2008 and September 30, 2007.

Research and Development Expense

Research and development expense decreased 30% to $0.3 million for the three months ended September 30, 2008 from $0.4 million for the three months ended September 30, 2007 primarily due to a $0.2 million decrease in employee-related expense at LEM and in the U.S. due to a reduction in headcount, partly offset by an increase in consulting fees for design and development.

Other Net Income (Expense)

Other net income was $23,000 for the three months ended September 30, 2008 compared to other net expense of ($0.1 million) for the three months ended September 30, 2007. The change is primarily due to increases in foreign currency transaction gains and a decrease in interest expense.

Income Tax Provision

The income tax provision for the three months ended September 30, 2008 and 2007 was $53,000 and $34,000, respectively. The effective tax rate for the three months ended September 30, 2008 and 2007 was 90% and 142%, respectively. The change in the effective tax rate was due to minimum taxes recorded in Italy, which are due regardless of the companies operating results and due to a decrease in the amount of provision booked for U.S. pretax losses during the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Net Income (Loss)

A net income of $6,000 was incurred for the three months ended September 30, 2008 compared to a net loss of $58,000 for the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 and 2007

Net Sales

Consolidated net sales increased 9% to $37.6 million for the nine months ended September 30, 2008 from $34.5 million for the nine months ended September 30, 2007. The increase is largely due to an improvement in product mix and availability and increased prices, offset partly by a decrease in the economy and discretionary spending in the third quarter of 2008.

Domestic net sales represented 73% and 75% of total net sales for the nine months ended September 30, 2008 and 2007, respectively. Foreign net sales represented 27% and 25% of total net sales for the nine months ended September 30, 2008 and 2007, respectively.

Cost of Sales and Gross Profit

Our consolidated gross profit decreased 1% to $18.3 million for the nine months ended September 30, 2008 from $18.6 million for the nine months ended September 30, 2007. Gross profit as a percentage of sales decreased to 49% for the nine months ended September 30, 2008 from 54% for the nine months ended September 30, 2007 largely due to increased materials costs resulting from increased gas and oil prices and an increase in Euro foreign exchange rates, partly offset by a decrease in outsourcing costs at LEM and an increase in prices.

The decrease in gross profit is also offset by net decreases in inventory reserves for slow moving and obsolete inventory that is no longer being marketed for resale of approximately of $0.8 million. During the nine months ended September 30, 2008, inventory with an adjusted basis of $0.4 million was sold for approximately $0.7 million in revenue, affecting margins by $0.3 million or 0.7% of net sales. The remaining decrease in the inventory reserve was mainly due to the disposal of product which has no effect on the results of operations.

Sales and Marketing Expense

Sales and marketing expense decreased 25% to $9.5 million for the nine months ended September 30, 2008 from $12.6 million for the nine months ended September 30, 2007. The decrease was primarily due to a $1.0 million decrease in depreciation expense and a $1.9 million write off in June 2007 for point-of-purchase displays in the U.S. During June 2007, the point-of-purchase displays in the U.S. were written off as a result of transferring ownership of the point-of-purchase displays to our customers. Since June 2007, in the U.S., purchases of point-of-purchase displays are no longer capitalized since the displays are owned by the customers. The cost of these displays is charged to sales and marketing expense. The remaining decrease is largely due to decreases in the U.S. for employee-related expenses and an overall effort to decrease sales and marketing costs including a reduction in headcount, mandatory vacations and outsourcing of certain marketing functions.

General and Administrative Expense

General and administrative expense decreased 4% to $7.3 million for the nine months ended September 30, 2008 from $7.6 million for the nine months ended September 30, 2007. The decrease was primarily due to a $0.4 million decrease for employee-related compensation expense at LEM for severance pay for employees and related legal fees, decreased legal fees of $0.2 million related to the negotiations for the acquisition of the retail stores division of No Fear which did not materialize, decreased consulting fees and decreases in insurance costs and operating leases in the U.S. The decreases were partly offset by increases in audit fees of $0.1 million, bank charges, rent expense and share-based compensation expense in accordance with SFAS No. 123(R) in the U.S.

Shipping and Warehousing Expense

Shipping and warehousing expense increased 18% to $1.4 million for the nine months ended September 30, 2008 from $1.2 million for the nine months ended September 30, 2007 primarily due to increased employee-related expenses for increases in headcount, overtime and temporary help in support of increased sales in the U.S. and increases in headcount at Spy Optic, S.r.l. for the anticipated closure of our outsourced warehouse in the Netherlands.

Research and Development Expense

Research and development expense was $0.9 million for both the nine months ended September 30, 2008 and 2007.

Other Net Expense

Other net expense was $0.5 million for both the nine months ended September 30, 2008 and 2007. Net interest expense increased by $0.1 million, but was offset by decreases of $0.1 million in foreign currency transaction losses.

Income Tax (Benefit) Provision

The income tax benefit for the nine months ended September 30, 2008 and 2007 was $0.2 million and $1.0 million, respectively. The effective tax rate for the nine months ended September 30, 2008 and 2007 was 14% and 23%, respectively. The change in the effective tax rate was due to minimum taxes recorded in Italy, which are due regardless of the companies operating results and due to a decrease in the amount of provision booked for U.S. pretax losses during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Net Loss

A net loss of $1.1 million was incurred for the nine months ended September 30, 2008 compared to a net loss of $3.3 million for the nine months ended September 30, 2007.

Liquidity and Capital Resources

Cash flow activities

Cash provided by or used in operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation, amortization, deferred income taxes, provision for bad debts, stock compensation expense and the effect of changes in working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2008 was approximately $1.8 million, which consisted of a net loss of approximately $1.1 million, adjustments for non-cash items of approximately $1.8 million and approximately $0.9 million provided by working capital and other activities. Working capital and other activities includes a $3.4 million decrease in accounts receivable due to timing of cash receipts and a $0.4 million increase in accounts payable and accrued liabilities due to timing of invoices received and payments, partly offset by a $3.2 million increase in inventory due mainly to the receipt of snow goggles for third and fourth quarter sales, lower than expected sales for the third quarter 2008 and increased work in progress for future sunglass and goggle lines.

Cash used in operating activities for the nine months ended September 30, 2007 was approximately $0.9 million, which consisted of a net loss of $3.3 million, adjustments for non-cash items of approximately $3.6 million and $1.2 million used in working capital and other activities. Working capital and other activities consisted primarily of a $3.5 million increase in net inventory due primarily to an increase in inventory in anticipation of future sales, a $1.5 million increase in accounts payable and accrued liabilities due to timing of invoices received and payments, and a $0.8 million increase in income tax payable/receivable.

Cash used in investing activities during the nine months ended September 30, 2008 was $1.1 million and was primarily attributable to the purchase of fixed assets.

Cash used in investing activities during the nine months ended September 30, 2007 was $0.4 million and was primarily attributable to the purchase of $1.6 million of fixed assets, including retail point-of-purchase displays. Since June 30, 2007, point-of-purchase displays in the U.S. have been expensed as a sales and marketing expense. We also made $1.0 million in payments related to requirements of the purchase agreement for the acquisition of LEM that were paid out during the nine months ended September 30, 2007. We had an offset of approximately $0.5 million due to net proceeds received on short-term investments. Additionally, we released $1.7 million of restricted cash related to collateralization of our financing arrangements of $1.2 million and $0.5 million that was held in escrow related to the acquisition of LEM.

Cash used in financing activities for the nine months ended September 30, 2008 was $0.8 million and was attributable to $0.7 million for notes payable and capital lease principal payments and $0.1 million in net payments on our lines of credit.

Cash provided by financing activities for the nine months ended September 30, 2007 was $1.2 million and was mainly attributable to $1.0 million in net proceeds received through our BFI Loan Agreement and $0.8 million in net proceeds received through the issuance of notes payable, partially offset by $0.6 million for notes payable and capital lease principal payments.

Credit Facilities

On February 26, 2007, Spy Optic, Inc. entered into a Loan and Security Agreement (“Loan Agreement”) with BFI Business Finance (“BFI”) with a maximum borrowing capacity of $5.0 million, which was subsequently modified to extend the maximum borrowing capacity to $8.0 million and to effect certain other changes. Actual borrowing availability under the Loan Agreement is based on eligible trade receivable and inventory levels of Spy Optic, Inc. Loans extended pursuant to the Loan Agreement will bear interest at a rate per annum equal to the prime rate as reported in the Western Edition of the Wall Street Journal from time to time plus 2.5%, with a minimum monthly interest charge of $2,000. We granted BFI a security interest in all of Spy Optic, Inc.’s assets as security for its obligations under the Loan Agreement, except for its copyrights, patents, trademarks, servicemarks and related applications. Additionally, the obligations under the Loan Agreement are guaranteed by Orange 21 Inc.

The Loan Agreement imposes certain covenants on Spy Optic, Inc., including, but not limited to, covenants requiring it to provide certain periodic reports to BFI, inform BFI of certain changes in the business, refrain from incurring additional debt in excess of $100,000 and refrain from paying dividends. Spy Optic, Inc. also established a bank account in BFI’s name into which collections on accounts receivable and other collateral are deposited (the “Collateral Account”). Pursuant to the deposit control account agreement between Spy Optic, Inc. and BFI with respect to the Collateral Account, BFI is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to Spy Optic, Inc. any amounts remaining after payment of all amounts due under the Loan Agreement. To secure its obligations under the guaranty, Orange 21 Inc. granted BFI a blanket security interest in all of its assets, except for its stock in Spy Optic, Inc., which it has covenanted not to pledge to any other person or entity. We were in compliance with the covenants under the Loan Agreement at September 30, 2008.

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

At September 30, 2008, there were outstanding borrowings of $3.6 million under the Loan Agreement, bearing an interest rate of 7.59% and availability under this line of $4.4 million subject to eligible accounts receivable and inventory levels or $0.4 million.

We have a 1.4 million Euros line of credit in Italy with San Paolo IMI for LEM. Borrowing availability is based on eligible accounts receivable and export orders received at LEM. At September 30, 2008, there was approximately 15,000 Euros available under this line of credit. At September 30, 2008 and December 31, 2007, amounts outstanding under this line of credit amounted to $2.0 million and $1.3 million, respectively. The interest rate at September 30, 2008 was 6.03%.

If we are able to achieve anticipated net sales, manage our inventory and manage operating expenses, we believe that our cash on hand, cash equivalents and available loan facilities will be sufficient to enable us to meet our operating requirements for at least the next 12 months. Otherwise, changes in operating plans, lower than anticipated net sales, increased expenses or other events, including those described in Item 1A, “Risk Factors,” may require us to seek additional debt or equity financing in the future. In addition, we are in the process of streamlining our Italian manufacturing and sales operations, which we expect will provide current savings.

Our future capital requirements will depend on many factors, including our ability to maintain or grow net sales, our ability to reduce manage our expenses and our expected capital expenditures among others. We may be required to seek equity or debt financing in the future, which would result in additional dilution of our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. We rely on our credit line with BFI and other credit arrangements to fund working capital needs. The recent unprecedented disruptions in the credit and financial markets and resulting decline in general economic and business conditions may adversely impact our access to capital through our credit line and other sources. Under the terms of our Loan Agreement, BFI may reduce our borrowing availability in certain circumstances, including, without limitation, if in its reasonable business judgment our creditworthiness, sales or the liquidation value of our inventory have declined materially. Further, the Loan Agreement provides that BFI may declare us in default if we experience a material adverse change in our business or financial condition or if BFI determines that our ability to perform under the Loan Agreement is materially impaired. The current economic environment could also cause lenders and other counterparties who provide us credit to breach their obligations to us, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under our credit arrangements. Any of the foregoing could adversely impact our business, financial condition or results of operations.

Also, if we require additional financing as a result of the foregoing or other factors, the credit market turmoil could negatively impact our ability to obtain such financing. Our access to additional financing will depend on a variety of factors (many of which we have little or no control over) such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of our long-term or short-term financial prospects. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs which could also restrict our operations.

Off-balance sheet arrangements

We did not enter into any off-balance sheet arrangements during the nine months ended September 30, 2008 or 2007, nor did we have any off-balance sheet arrangements outstanding at September 30, 2008 or December 31, 2007.

Income Taxes

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the deferred tax assets, net of the valuation allowance, will be realized in the U.S. at September 30, 2008. Accordingly, we have recorded a valuation allowance for our U.S. operations at September 30, 2008 and December 31, 2007 of $3,446,000 and $3,164,000, respectively. At September 30, 2008 and December 31, 2007, we have recorded a full valuation allowance for our wholly owned subsidiaries, Spy Optic, S.r.l and LEM.

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

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

Revenue Recognition

Our revenue is primarily generated through sales of sunglasses, goggles and apparel, net of returns and discounts. Revenue is recognized in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition. Under SAB 104, revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. These criteria are usually met upon delivery to our “common” carrier, which is also when the risk of ownership and title passes to our customers.

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

We performed our annual test of goodwill as of October 1, 2007, which did not indicate any impairment and thus the second step was not performed. Determining fair value under the first step of the goodwill impairment test is subjective in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the extent of such charge. We are in the process of performing our 2008 impairment testing.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. Subsequent to the issuance of SFAS No. 157, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”). FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted all the provisions of SFAS No. 157 on January 1, 2008 with the exception of the application of the Statement to non-recurring nonfinancial assets and nonfinancial liabilities; however, the adoption did not have an impact to our unaudited financial statements for the nine months ended September 30, 2008.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which is effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We are currently assessing the impact the adoption of this pronouncement will have on the financial statements. This Statement became effective for us on January 1, 2008 and had no impact on our unaudited financial statements for the nine months ended September 30, 2008.

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

In April 2008 the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the position is to improve the consistency between useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other U.S. generally accepted accounting principles. The provisions of FSP No. FAS 142-3 are effective for fiscal years beginning after December 15, 2008. We are currently evaluating whether FSP No. FAS 142-3 will have a material effect on its consolidated financial statements.

Item 4T.	Controls and Procedures

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

Description of Material Weaknesses as of December 31, 2007

Management identified the following material weaknesses in internal control over financial reporting as of December 31, 2007:

•	An appropriate review of the open purchase orders and goods/services received but not invoiced was not being performed timely or thoroughly at our Italian-based subsidiary, Spy Optic, S.r.l.

•	A proper search for unrecorded liabilities was not being conducted at our Italian-based subsidiary, Spy Optic, S.r.l.

•	A calculation to determine appropriate inventory costs had not been performed on an accurate or timely basis in both the U.S. and at Spy Optic, S.r.l.

The above weaknesses resulted in the restatement of the Company’s previously issued financial statements as presented in this Annual Report on Form 10-K and adjustments to our fiscal 2007 quarterly unaudited financial statements.

Changes in Internal Control Over Financial Reporting

In order to successfully remediate our material weaknesses identified above for the fiscal year ended December 31, 2007, we improved our controls and procedures in our Italian-based subsidiary, Spy Optic S.r.l. during the quarter ended March 31, 2008 as follows:

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

On October 30, 2007, John Flynn Caro, one of our former sales representatives and his wife filed an action against Spy Optic, Inc. in Puerto Rico seeking damages of not less than $200,000 relating to the termination of a sales representative agreement. The action was removed to federal district court on January 3, 2008, and Spy Optic, Inc. filed an answer and counterclaim on January 10, 2008. The parties reached a settlement on August 18, 2008. The matter and all known and unknown claims by Flynn were resolved in exchange for $40,000 payable in eight equal monthly installments of $5,000. As of September 30, 2008, we have paid $10,000 with respect to the lawsuit and have accrued the remaining balance of $30,000.

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

Economic conditions and the resulting decline in consumer spending could adversely affect our business and financial performance.

Our performance depends significantly on general economic conditions and their impact on consumer confidence and discretionary consumer spending, which have recently deteriorated significantly and may remain depressed for the foreseeable future. Our business and financial performance, including our sales and the collection of our accounts receivable, may be adversely affected by the current decrease and any future decrease in economic activity in the United States or in other regions of the world in which we do business. Further, economic factors such as a reduction in the availability of credit, increased unemployment levels, higher fuel and energy costs, rising interest rates, adverse conditions in the housing markets, financial market volatility, recession, reduced consumer confidence, acts of terrorism and other factors affecting consumer spending behavior could adversely affect demand for our products. If consumer spending continues to decline, we will not be able to improve our sales. In addition, reduced consumer spending may cause us to lower prices or suffer increases in product returns, which would have a negative impact on gross profit.

Current economic conditions could adversely impact our liquidity and our ability to obtain financing, including counterparty risk.

We rely on our credit line with BFI and other credit arrangements to fund working capital needs. The recent unprecedented disruptions in the credit and financial markets and resulting decline in general economic and business conditions may adversely impact our access to capital through our credit line and other sources. Under the terms of our Loan Agreement, BFI may reduce our borrowing availability in certain circumstances, including, without limitation, if in its reasonable business judgment our creditworthiness, sales or the liquidation value of our inventory have declined materially. Further, the Loan Agreement provides that BFI may declare us in default if we experience a material adverse change in our business or financial condition or if BFI determines that our ability to perform under the Loan Agreement is materially impaired. The current economic environment could also cause lenders and other counterparties who provide us credit to breach their obligations to us, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under our credit arrangements. Any of the foregoing could adversely impact our business, financial condition or results of operations.

Also, if we require additional financing as a result of the foregoing or other factors, the credit market turmoil could negatively impact our ability to obtain such financing. Our access to additional financing will depend on a variety of factors (many of which we have little or no control over) such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of our long-term or short-term financial prospects.

Fluctuations in foreign currency exchange rates could harm our results of operations.

We sell a majority of our products in transactions denominated in U.S. Dollars; however, we purchase a substantial portion of our products from our manufacturers in transactions denominated in Euros. As a result, weakening of the U.S. Dollar has increased our cost of sales substantially. If the U.S. Dollar weakens against the Euro again in the future, our cost of sales could further increase. We also are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our Italian subsidiaries Spy Optic, S.r.l. and LEM, and due to net sales in Canada. Between January 1, 2007 and October 28, 2008, the Euro exchange rate has ranged from U.S. $1.23 to U.S. $1.60. Between January 1, 2007 and October 28, 2008, the Canadian Dollar exchange rate has ranged from U.S. $0.77 to U.S. $1.10. For the nine months ended September 30, 2008 and 2007, we had net foreign currency losses of $17,000 and $102,000, respectively, which represented 0% and 0% of our net sales, respectively.

The effect of foreign exchange rates on our financial results can be significant. Therefore we have engaged in the past, and may in the future engage in certain hedging activities to mitigate over time the impact of the translation of foreign currencies on our financial results. Our hedging activities have in the past reduced, but have not eliminated, the effects of foreign currency fluctuations. Factors that could affect the effectiveness of our hedging activities include the volatility of currency markets and the availability of hedging instruments. The degree to which our financial results are affected has depended in part upon the effectiveness or ineffectiveness of our hedging activities. As of September 30, 2008, we had no foreign currency contracts.

We have a history of significant losses. If we do not achieve or sustain profitability, our financial condition and stock price could suffer.

We have a history of losses and we may continue to incur losses for the foreseeable future. As of September 30, 2008, our accumulated deficit was $18.4 million and, during the nine months ended September 30, 2008, we incurred a net loss of $1.1 million. We have not achieved profitability for a full fiscal year since our initial public offering. If we are unable to maintain or grow our revenues, or if we are unable to reduce operating expenses sufficiently, we may not be able to achieve full fiscal year profitability in the near future or at all. Even if we do achieve full fiscal year profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve full fiscal year profitability within a short period of time, or at all, or if we are unable to sustain profitability at satisfactory levels, our financial condition and stock price could be adversely affected.

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

Although we believe we have sufficient funds to operate our business over the next twelve months, our existing sources of cash and cash flows may not be sufficient to fund our activities. In addition, we are in the process of streamlining our operations, which we expect will provide current savings to us.

As a result, we may need to raise additional funds, and such funds may not be available on favorable terms, or at all, particularly given current economic conditions and the recent turmoil in the credit market. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization. If we cannot raise funds on acceptable terms, we may need to scale back our expenditures and we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures.

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

On February 26, 2007, Spy Optic, Inc. entered into a Loan and Security Agreement (the “Loan Agreement”) with BFI Business Finance (“BFI”) with a maximum borrowing capacity of $5.0 million, which was extended to $8.0 million. Actual borrowing availability is based on Spy Optic, Inc.’s eligible trade receivables and inventory levels. Loans extended pursuant to the Loan Agreement will bear interest at a rate per annum equal to the prime rate as reported in the Western Edition of the Wall Street Journal from time to time plus 2.5%. Interest will be payable monthly in arrears and Spy Optic, Inc. is required to pay at least $2,000 a month in interest regardless of the amounts outstanding under the Loan Agreement at any particular time. The Loan Agreement also imposes certain covenants on Spy Optic, Inc., including covenants requiring it to (i) deliver financial statements and inventory and accounts payable reports to BFI; (ii) maintain certain minimum levels of insurance; (iii) make required payments under all leases; (iv) refrain from incurring additional debt in excess of $100,000; (v) maintain its corporate name, structure and existence; (vi) refrain from paying dividends; (vii) notify BFI in advance of relocating its premises; and (viii) refrain from substantially changing its management or business. As of September 30, 2008 there were outstanding borrowings under the Loan Agreement of $3.6 million.

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

The capacity of our manufacturers, including our subsidiary LEM, to manufacture our products is dependent in substantial part, upon the availability of raw materials used in the fabrication of sunglasses and goggles. Any shortage of raw materials or inability of a manufacturer to manufacture or ship our products in a timely manner, or at all, could impair our ability to ship orders of our products in a timely manner and could cause us to miss the delivery requirements of our customers. As a result, we could experience cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could harm our net sales, results of operations and reputation. Our manufacturers, including LEM, have experienced in the past, and may experience in the future, shortages of raw materials and other production delays, which have resulted in, and may in the future result in, delays in deliveries of our products of up to several months. In addition, LEM provides manufacturing services to other companies under supply agreements. The inability of LEM and our other suppliers to manufacture and ship products in a timely manner could result in breaches of the agreements with our customers, which could harm our results of operations, reputation and demand for our products.

If we are unable to recruit and retain key personnel necessary to operate our business, our ability to develop and market our products successfully may be harmed.

We are heavily dependent on our current executive officers and management. The loss of any key employee or the inability to attract or retain qualified personnel, including product design and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell our products and damage our brand. We believe that our future success is significantly dependent on the contributions of A. Stone Douglass, who became our Chief Executive Officer in October 2008 as well as Jerry Collazo, our Chief Financial Officer. We do not currently have an employment agreement with Mr. Douglass. The loss of the services of Mr. Douglass or Mr. Collazo would be difficult to replace. Our future success may also depend on our ability to attract and retain additional qualified management, design and sales and marketing personnel. We do not carry key man insurance. If our management team is unable to execute on our business strategy, our business may be harmed, which could adversely impact our branding strategy, product development strategy and net sales.

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

We purchase substantially all of our sunglass products from our wholly owned subsidiary, LEM and over half of our goggle products are manufactured by OGK in China. We expect to continue to manufacture more than half of our goggles through OGK in 2008. We do not have long-term agreements with any of our manufacturers other than LEM or with vendors that supply raw materials to LEM. We cannot be certain that we will not experience difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs and failures to comply with our requirements for the proper utilization of our intellectual property. Many of our manufacturers have extended credit to us and there can be no assurances that they will continue to do so on commercially reasonable terms or at all. If our relationship with any of our manufacturers is interrupted or terminated for any reason, including the failure of any manufacturer to perform its obligations to us, we would need to locate alternative manufacturing sources. The establishment of new manufacturing relationships involves numerous uncertainties, and we cannot be certain that we would be able to obtain alternative manufacturing sources in a manner that would enable us to meet our customer orders on a timely basis or on satisfactory commercial terms. If we are required to change any of our major manufacturers, we would likely experience increased costs, substantial disruptions in the manufacture and shipment of our products and a loss of net sales.

Any failure to maintain ongoing sales through our independent sales representatives or maintain our international distributor relationships could harm our business.

We sell our products to retail locations in the United States and internationally through retail locations serviced by us through our direct sales team and a network of independent sales representatives in the United States, and through our international distributors. We rely on these independent sales representatives and distributors to provide customer contacts and market our products directly to our customer base. Our independent sales representatives are not obligated to continue selling our products, and they may terminate their arrangements with us at any time with limited notice. We do not have long-term agreements with all of our international distributors. Our ability to maintain or increase our net sales will depend in large part on our success in developing and maintaining relationships with our independent sales representatives and our international distributors. It is possible that we may not be able to maintain or expand these relationships successfully or secure agreements with additional sales representatives or distributors on commercially reasonable terms, or at all. Any failure to develop and maintain our relationships with our independent sales representatives or our international distributors, and any failure of our independent sales representatives or international distributors to effectively market our products, could harm our net sales.

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

•

unexpected changes in regulatory requirements, royalties and withholding taxes that restrict the repatriation of earnings and effect our effective income tax rate due to profits generated or lost in foreign countries;

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

No Fear, Inc. (“No Fear”) and its affiliates beneficially own approximately 14% of our outstanding common stock. As a result of this ownership interest, No Fear and its affiliates have the ability to influence who is elected to our Board of Directors each year and, through those directors, to influence our management, operations and potential significant corporate actions. Specifically, Mark Simo, a member of our Board of Directors, is also a member of No Fear’s Board of Directors, and owns approximately 37% of No Fear’s outstanding common stock. As a result of his position in No Fear, Mr. Simo may face conflicts of interest in connection with transactions between us and No Fear. In addition, No Fear and its subsidiaries, No Fear Retail Stores, Inc. (“No Fear Retail”) and No Fear MX Europe, own retail stores in the U.S. and Europe that purchase products from us. Aggregated sales to the No Fear Retail stores during the three months ended September 30, 2008 and 2007 were approximately $156,000 and $482,000, respectively. Aggregated sales to the No Fear Retail stores during the nine months ended September 30, 2008 and 2007 were approximately $949,000 and $994,000, respectively. Accounts receivable due from the No Fear Retail stores amounted to $459,000 and $642,000 at September 30, 2008 and December 31, 2007, respectively. Approximately $313,000 of the $459,000 due at September 30, 2008 was past due. At November 13, 2008, accounts receivable due from the No Fear Retail stores amounted to $433,000 of which $400,000 was past due. As a result, we have temporarily ceased shipments to No Fear Retail on credit terms until the account is brought current. In the meantime, No Fear Retail may obtain shipments if they prepay for their orders. Although we are vigorously seeking to collect amounts owed to us by No Fear Retail, there is no guarantee that No Fear Retail will pay us the amounts it owes us for product purchases and we may have to resort to litigation to collect these amounts.

Aggregated sales to the No Fear MX Europe stores during the three months ended September 30, 2008 and 2007 were approximately $177,000 and $407,000, respectively. Aggregated sales to the No Fear MX Europe stores during the nine months ended September 30, 2008 and 2007 were approximately $382,000 and $1,090,000, respectively. Accounts receivable due from the No Fear MX Europe stores amounted to $193,000 and $849,000 at September 30, 2008 and December 31, 2007, respectively. Approximately $15,000 of the $193,000 balance at September 30, 2008 was past due but as of November 12, 2008, the balance is current and we continue to ship product to them on credit terms.

Separately, Mr. Simo has asserted that we owe him approximately $600,000 for compensation related to his services to us as CEO from October 2006 through September 2008, notwithstanding the fact that he previously refused to accept compensation from us for his services with respect to approximately the first year of his services to us as CEO, and no agreement was ever reached with him as to compensation arrangements for the period thereafter until his termination of service as our CEO. We have recorded a liability of approximately $300,000 with respect to Mr. Simo’s compensation claim; however, there is no guarantee that we will be able to reach an agreement with Mr. Simo as to how much, if anything, we owe Mr. Simo for his services as CEO. It is possible that this matter, or other matters between the parties, including, without limitation, the outstanding accounts receivable matter described above, may result in litigation among us, No Fear Retail, Mr. Simo or his affiliates. Litigation is expensive, time-consuming and a distraction to our management. Further, litigation is highly unpredictable and may result in an outcome that is adverse to our business.

In General, No Fear and its affiliates may have interests that conflict with, or are different from, the interests of our other stockholders. These conflicts of interest could include potential competitive business activities, corporate opportunities, indemnity arrangements, registration rights, sales or distributions by No Fear of our common stock and the exercise by No Fear of its ability to influence our management and affairs. Further, this concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our other stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, could harm the market price of our common stock and could impede the growth of our company. Our certificate of incorporation does not contain any provisions designed to facilitate resolution of actual or potential conflicts of interest or to ensure that potential business opportunities that may become available to both No Fear and us will be reserved for or made available to us. If these conflicts of interest are not resolved in a manner favorable to our stockholders, our stockholders’ interests may be substantially harmed.

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

If we experience growth in our operations, our operational and financial systems, procedures and controls may need to be expanded and we may need to train and manage an increasing number of employees, any of which will distract our management team from our business plan and involve increased expenses. Our future success will depend substantially on the ability of our management team to manage any growth effectively. These challenges may include:

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

Due to the nature of our products and the activities in which our products may be used, we may be subject to product liability claims or other litigation, including claims for serious personal injury, breach of contract, shareholder litigation or other litigation. Successful assertion against us of one or a series of large claims could harm our business by causing us to incur legal fees, distracting our management or causing us to pay damage awards.

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

We expect to consider opportunities to acquire or make investments in other technologies, products and businesses from time to time that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base, although we have no specific agreements with respect to potential acquisitions or investments. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions, including our acquisition of LEM, and strategic investments involve numerous risks, including:

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

The trading price of our common stock fluctuates due to the factors discussed in this section and elsewhere in this report. For example, between January 1, 2007 and November 6, 2008, our stock has traded as high as $6.75 and as low as $1.30. In addition, the trading market for our common stock may be influenced by the public float that exists in our stock from time to time. For example, although we have approximately 8.2 million shares outstanding, approximately 5.8 million, which is more than 70%, of those shares are held by less than 10 stockholders. If any of those investors were to decide to sell a substantial portion of their respective shares, it would place substantial downward pressure on our stock price. We also have 26,250 shares reserved for the issuance of common stock upon vesting of restricted stock awards. In addition, we have 1,228,500 shares of our common stock reserved for the exercise of outstanding stock options, of which 686,860 are fully vested and exercisable as of September 30, 2008. Additionally, in connection with our initial public offering, we issued warrants to purchase up to 147,000 shares of common stock to Roth Capital Partners, LLC, and an affiliate, which are fully vested as of September 30, 2008. All 8,173,064 of our outstanding shares of common stock may be sold in the open market, subject to certain limitations.

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
Date: November 14, 2008

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