Form 10-K
period 2008-12-31
Orange 21 Inc.
filed 2009-04-15
CIK 932372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the closing price as reported on the NASDAQ Global Market on June 30, 2008 was $18,237,000. As of April 12, 2009, there were 11,220,857 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

ORANGE 21 INC. AND SUBSIDIARIES

2008 FORM 10-K

PART I

Item 1. Business

Overview

We design, develop and market premium products for the action sports, motorsports, snowsports and youth lifestyle markets. Our principal products, sunglasses and goggles, are marketed primarily under the brands, Spy™ and SpyOptic™. These products target the action sport and power sports markets, including surfing, skateboarding, snowboarding, ski, motocross, and the youth lifestyle market within fashion, music and entertainment. We have built our Spy ® brand by developing innovative, proprietary products that utilize high-quality materials and optical lens technology to convey performance, style, quality and value. We sell our products in approximately 3,000 retail locations in the United States and Canada and internationally through approximately 3,000 retail locations serviced by us and our international distributors. We have developed strong relationships with key multi-store action sport and youth lifestyle retailers in the United States, such as Cycle Gear, Inc., Pacific Sunwear of California, Inc., Tilly’s Clothing, Shoes & Accessories and Zumiez, Inc., and a strategically selective collection of specialized surf, skate, snow and motocross stores.

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

We began as a grassroots brand in Southern California and entered the action sports and youth lifestyle markets with innovative and performance-driven products and an authentic connection to the action sports and youth lifestyle markets under the Spy Optic™ brand. We have two wholly owned subsidiaries incorporated in Italy, Spy Optic, S.r.l. and LEM S.r.l. (our primary manufacturer), and a wholly owned subsidiary incorporated in California, Spy Optic, Inc., all of which we consolidate in our financial statements. We were incorporated as Sports Colors, Inc. in California in August 1992. From August 1992 to April 1994, we had no operations. In April 1994, we changed our name to Spy Optic, Inc. In November 2004, we reincorporated in Delaware and changed our name to Orange 21 Inc.

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

We have initially targeted the action sports, motorsports, snowsports and youth lifestyle markets due to their popularity with Generation Y and the need for premium quality, high performance eyewear in these markets. We believe the nexus between Generation Y and action sports generates tremendous crossover appeal between sport and fashion in our target demographic, members of Generation Y who are seeking premium quality eyewear products. The need for high performance eyewear products within action sports and the influence of the athletes in such action sports has fueled our growth and led to strong appeal for our products and brand recognition. We have leveraged this success into expanding our product lines into fashion forward designs for the youth lifestyle market.

As the action sports markets have grown and aged, we have broadened our core audience. While these sports were in their infancy twenty years ago and unknown to many parents, today they are accepted sports that are entering the mainstream. In fact, action sports like snowboarding and BMX have entered the Olympics, while traditional mainstream sports like baseball have been removed. While we market exclusively to the younger end of the demographic, many of our customers from a decade ago have stayed with the brand and begun to raise the age of our customer base.

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

Operating Strategy

•

Drive Product Demand Through Premium Quality and Innovative Design.    We believe our reputation for premium quality, innovation and technical leadership distinguishes our products from those of our competitors and provides us with significant competitive advantages. Our sunglasses are forged from materials such as grilamid, propionate and acetate, which we believe are superior to the materials used by many of our competitors. These materials provide product characteristics such as flexible sport frames, more comfortable fashion frames and, in the case of acetate, allow us to hand cut and polish our fashion frames. Our use of hand painting techniques and specialized trims, including metal logos, hinges and temple plates, create unique premium sunglasses and goggles. We intend to continue developing innovative styles and products in order to preserve and strengthen our leadership position as having a progressive action sports, motorsports, snowsports and youth lifestyle brand.

•

Sustain Brand Authenticity.    To sustain the authenticity of our Spy® brand, our grassroots marketing programs feature advertising in action sports and youth lifestyle media at a global level, participation in and sponsorship of events and sponsorship of action sports athletes. Our advertising campaign, found in print media such as Surfer, Transworld Snowboarding and Alliance Wakeboard magazines, fuses athletes, lifestyle, innovative product photography and our unique style. Our approach to event marketing utilizes our Spy® branded vehicles to showcase our products and athletes at events such as the Eastern Surfing Association, X Games, Wakestock, the U.S. Open of Surfing and the Whistler Ski and Snowboard Festival.

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

•

Maximize benefits of Company Owned Manufacturer.    In January 2006, we acquired our principal manufacturer located in Italy, LEM S.r.l. We expect the ongoing benefits of this acquisition to include better management of our primary product supply, improvement in gross profit margins, shorter production lead times, and joint product development of new technologies.

Growth Strategy

•

Expand Domestic Distribution and Brand Recognition Outside of California.    We believe that significant opportunities exist to increase our sales by expanding domestic distribution of our products; however, due to current economic conditions an increase in total net sales may not be possible in 2009.

•

Expand International Distribution.    We believe significant opportunities exist to increase our sales outside of the United States. To increase the distribution of our products on a global basis, historically we have utilized different distribution models based on the needs for each individual territory. The two current distribution models are Direct and Traditional Distributor.

Direct: This model is currently utilized in five countries (France, Italy, Germany, Austria and United Kingdom). This model emulates the distribution model currently utilized in the United States. We hire a sales force and sell products directly to our dealer network within these countries. This model provides the best opportunity to accelerate growth within these countries, but also requires the most upfront investment to establish the dealer network, sales force and internal infrastructure.

Traditional Distribution: This model is currently utilized in 35 countries. This model allows us to sell products within certain countries without making a substantial investment in that country. Products are sold to an Authorized Distributor in the country who in turn provides all sales, service, marketing and accounting functions for the dealer base within that country. While this model allows us to enter target countries with limited investment, it also limits our ability to grow within that country due to our limited control over the marketing efforts, sales force and distribution channel.

We are continuously evaluating alternative distribution models with a view towards increasing our international sales.

•

Introduce New Products and Product Lines Under Our Existing Brand.    We intend to increase our sales by developing and introducing new products and product lines under our existing brand that embody our standards of design, performance, value and quality. We have expanded our women’s product line in both the U.S. and international markets. Additionally, we have expanded our handmade products and launched several product lines within the optical prescription eyewear market through our international sales channels. We plan to continue to introduce new eyewear product lines such as fashion and sport-lifestyle frames and product lines with premium lenses and special limited edition collections.

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

Fashion Sunglasses

We currently offer 30 models of fashion sunglass products. The majority of our fashion sunglass frames are constructed of propionate or epsylon, which enable us to produce smooth, dense products that are adjustable to the contours of each individual’s face and are very comfortable to wear. We are one of the few brands in the action sports and youth lifestyle markets to offer high-quality fashion sunglass frames constructed from propionate or epsylon. These frames are engineered utilizing a wide variety of unique colorations and color fades that are created and/or polished for a high-gloss finish. The majority of our fashion sunglass frames, including all color fades, are hand painted in Italy. We also incorporate adjustable wire-core temples into seven of our fashion sunglass products so that our sunglass frames will provide a more custom fit for each individual. In addition, we offer handmade acetate sunglass frames and eyewear forged from pliable yet strong nickel silver and aluminum. Retail prices for these models range from $70 to $155.

Women-Specific Sunglasses

We currently offer six models of women-specific sunglass products. These models are constructed of propionate or luxurious acetate, which are engineered utilizing a wide variety of unique colorations and color fades that are polished for a high-gloss finish. Other materials utilized in this product line include epsylon and galvanized nickel silver. Retail prices for these models range from $100 to $160.

Performance Sport Sunglasses

We currently offer three Spy® branded performance sport sunglass products, which are designed to meet the demands of action sports athletes while offering innovative styling. The frames are constructed from injection-molded grilamid, an exceptionally lightweight material that is shatter-resistant and remains pliable in all weather conditions. These models incorporate our patented Scoop airflow technology, contain our ARC lenses and are engineered to incorporate interchangeable lenses. Most models also are available with our Trident polarized lenses and Hytrel rubber on the bridge and temple tips of the frames to prevent slippage. Retail prices for these models range from $90 to $150.

Snowsport Goggles

We currently offer eight models of snowsport goggle products. All of our snowsport goggle models are constructed of injected polyurethane, incorporate our patented Scoop airflow technology, anti-fog lens construction and Isotron foam, and offer 100% ultraviolet, or UV, protection. Three of the models utilize our ARC spherical, dual-lens system, one uses our multibase Mosaic ® technology, and the other models utilize cylindrical, dual-pane lens technology. Retail prices for these models range from $40 to $180.

Motocross Goggles

We currently offer five models of motocross goggles. Similar to our line of snowsport goggles, our motocross goggles are constructed of injected polyurethane and incorporate our patented Scoop airflow technology, Isotron foam and polycarbonate hard-coated scratch-resistant lenses. For perspiration absorption, we use either our moisture-wicking Dri-Force fleece, which is bonded to our Isotron foam, or our two-stage Sweat Absorption System. All of the models of motocross goggles utilize our high-quality, anti-fog coating and are compatible with tear-off lens systems. Retail prices for these models range from $30 to $90.

Accessories

We offer a full range of motocross accessories as well as sport sunglass and snowsport goggle lens replacement kits, which enable consumers to interchange the color of lenses in our performance eyewear products to adjust to various light conditions. Retail prices for our accessories range from $18 to $125.

Prescription glasses

We have 11 unisex prescription eyewear frames, made in Italy of hand-milled acetate, available only in European countries and retailing for between 170 Euros and 200 Euros.

Sales and Distribution

Our distribution strategy is based on our belief that the integrity and success of our brand is dependent on strategic growth and careful selection of the retail accounts where our products are merchandised and sold. We sell our products in approximately 3,000 retail locations in the United States and internationally through approximately 3,000 retail locations serviced by us and our international distributors. Although we intend to increase our distribution within the action sports and youth lifestyle markets, we believe that the largest growth opportunity for our brand is in the sunglass-focused distribution channel, including sunglass specialty and optical retailers. As a result, we intend to devote substantial resources towards growing sales of our products to these types of retail accounts. For each of the fiscal years ended December 31, 2008 and 2007, we did not have any single customer or group of related customers that represented 10% or more of our net sales.

Domestic Sales and Distribution

We sell our products to retailers who merchandise our products in a manner consistent with the image of our brand and the quality of our products. We have developed long-term relationships with key multi-store action sport and youth lifestyle retailers in the United States, such as Cycle Gear, Inc., Pacific Sunwear of California, Inc., Tilly’s Clothing, Shoes & Accessories and Zumiez, Inc., and a large collection of action sport retailers that focus on surfing, skateboarding, snowboarding, snow skiing, motocross, wakeboarding and mountain biking. We have entered into dealer arrangements with our retailers pursuant to which they issue a purchase order for our products. These arrangements do not contain minimum purchase commitments and can be terminated by either party at any time. In order to be recognized as having a premium brand, we focus a significant amount of our efforts on selling through specialty stores. This has enabled us to maintain brand authenticity by partnering with retailers who share the same focus on influential action sport-oriented youth. Our domestic sales force consists of approximately 34 independent, non-exclusive field sales representatives, one independent, exclusive field sales representative, 22 sub-sales representatives, four regional sales managers and 17 internal sales and customer service representatives.

We require our retailers and distributors to maintain specific standards in representing our brand at the point of sale, including minimum inventory levels, point-of-purchase branding, authorized dealer identification and an agreement that ensures store inventory is consistent with our current product collection. Our retailers also must agree not to resell or divert products through unauthorized distribution channels. To preserve and enhance our brand, retailers not adhering to strict guidelines are coached to ensure compliance to such guidelines. Retailers that are not able to comply with such guidelines are eliminated from our authorized dealer network.

We understand that our retail partners represent the link between our brand and the consumer; therefore, we have focused on building relationships with buyers, merchandisers and retail sales staff. Our retail marketing and sales support teams ensure that our sales representatives and retailers have the tools, knowledge and support to sell our products. We provide dealer catalogs, clinic tools, displays, point-of-purchase materials, dealer mailings, sales representative training and an in-house sales support staff to ensure that we focus on all aspects of selling our products and building relationships with our retailers. We also utilize mobile sales support vehicles operated by key sales and marketing representatives. These vehicles effectively promote our brand at regional action sports events and provide a variety of retailer support services, including merchandising and onsite training.

International Sales and Distribution

Our products are currently sold in over 40 countries outside of the United States. Net sales to foreign countries accounted for 29% and 26% of our total net sales for the years ended December 31, 2008 and 2007, respectively. Substantially all of our sales, marketing and distribution activities outside of the United States and Canada are serviced directly by our wholly owned European subsidiary, Spy Optic, S.r.l., located in Varese, Italy. Our international sales are generated by our direct sales force (France, Italy, Spain, Germany, Austria and United Kingdom) and our international distributors. Our direct sales force consists of 22 independent sales reps and two sales agencies. Our international distributors utilize an independent or hired sales force consisting of over 100 non-exclusive sales representatives in Europe, Middle East and Africa (“EMEA”), Asia Pacific and South American regions. This local representation allows us to ensure that each region is provided with the marketing, sales support and product mix that is complementary to the needs of retailers within their respective territories.

In addition to our traditional distribution model, we utilize another method of international distribution that does not rely exclusively upon our international distributors and their sales representatives. This method of international distribution consists of targeting sales territories where product demand is expected to support the establishment of direct operations in such territory, which we refer to as our Dealer Direct program. This program utilizes regional independent or agency sales representatives that provide all on-site retail services, while we provide all marketing, accounting and fulfillment operations. Fulfillment services can be provided by our United States or Italy based distribution center, depending on the location of the Dealer Direct territory. We have implemented the Dealer Direct program in Canada, Italy, France, Germany, Austria and United Kingdom. We may continue to expand this program in other countries in the future. We are continuously evaluating alternative distribution models with a view towards increasing our international sales.

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

We employ managers for the surf, skateboard, snowboard, motocross, ski and wakeboard sectors of the action sports market, each of whom possesses expertise within his or her specific sport. Many of our managers were professional athletes and remain immersed within their specific sports. Our managers are responsible for selecting sponsored athletes, grassroots marketing and event initiatives, maintaining industry relationships and directing print advertising within their segment. We are extremely selective with athlete sponsorship and only sign athletes who we believe are able to influence youth culture on a regional or global level. Some of our athletes include: surfers Dean Morrison and Clay Marzo; snowboarders Eero Niemela, Louie Vito and Todd Richards; motocross riders Jeremy McGrath, Jason Lawrence and Kevin Windham; wakeboarder Danny Harf and NASCAR driver Dale Earnhardt, Jr.

We sponsor regional and national action sports events and employ a vehicle-marketing program to drive the growth of our brand at trade shows and action sports, music and lifestyle events. Our vehicle marketing program primarily consists of regional sales and marketing vehicles, which we utilize to create a dynamic and unique event experience. We also have given away a Spy® branded wakeboarding boat in each of the previous five years in conjunction with Air Nautique and several action sports magazines.

Our advertising campaign fuses athletes, lifestyle, innovative product photography and our unique style. We utilize the exposure generated by our athletes as an editorial endorsement of product performance and style. Major trade magazines, including Transworld Business and Snow Industries of America Daily News, publish special product reports, including reports featuring our products, in conjunction with international and domestic action sports and power sports trade shows. We take advantage of this by strategically timing product releases to coincide with these trade shows and eyewear dealers’ purchasing schedules. We also attend most of the major action sport trade shows in North America, Europe and the Asia/Pacific region to promote our brand and products.

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

In order to respond effectively to changing consumer preferences, we attempt to stay abreast of emerging lifestyle and fashion trends in the action sports and youth lifestyle markets. Our design team constantly monitors regional and global fashion in order to identify trends that may be incorporated into future product designs.

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

Research and development expenses during the years ended December 31, 2008 and 2007 were approximately $1,309,000 and $1,245,000, respectively.

Product Technologies

Scoop Airflow Technology

Our patented airflow system is referred to as Scoop airflow technology. The Scoop ventilation system forces air through strategically placed vents on goggle and sunglass frames, which reduces pressure and eliminates fogging. Our Scoop technology is protected by four U.S. patents. Currently, we license our Scoop technology to one other sunglass company on a non-exclusive basis. During the year ended December 31, 2008, we received approximately $29,000 in royalty revenue from this sunglass company.

Sunglass Lens Technology

Our Accurate Radius Curvature, or ARC, prismatic lenses are utilized in most of our sunglass frames to provide optically correct, distortion-free vision and a total absence of prismatic aberration and astigmatism. Our ARC lens becomes thinner as it moves away from the optical center of the lens, thereby complementing the natural curvature of the human eye to provide clarity at all angles of vision, eliminate distortion and selectively filter out light waves that cause eye fatigue and discomfort. The lens properties, combined with high-quality, vacuum-applied surface coatings, manipulate the light spectrum to ensure maximum visual performance with no distortion. We also offer a number of surface coatings to achieve different lens colors by absorbing and reflecting different wavelengths in the light spectrum. In addition, we integrate filtering agents into our lens manufacturing process to provide eye protection in every type of environment. All of our lenses provide complete UV protection, including UVA, UVB, and UVC energy, and provide powerful protection against the harmful effects of all types of solar radiation.

Some of our products incorporate high-quality injected polarized lenses. Our Trident polarized lenses are designed to diffuse glare through the use of a highly advanced polarizing filter placed between two injected lens layers, allowing incredible clarity even in the harshest conditions and effectively eliminating almost all blinding glare.

In addition, we offer Delta Photochromic and Delta Photochromic Trident polarized lenses on several sunglass models. Delta Photochromic lenses are engineered to automatically adjust to nearly any light condition. Delta Photochromic Trident polarized lenses combined this self adjusting lens tint with our Trident polarized filters for improved depth perception and glare protection. The result is an unbreakable, auto-tinting lens that is designed to stop over 95% of blinding glare.

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

•

Mosaic Lens Technology.    During 2008 we introduced this lens technology from sunglasses to goggles with the Apollo snowsports goggle. The Apollo goggle features a Mosaic multi-base snow goggle lens, which has three distinct lens curvatures. The mosaic lens technology permits a vast improvement in peripheral goggle visibility with a minimal frame shape while creating a sleek, yet wide window on the slopes. The mosaic lens has one curvature on the vertical axis like a spherical lens, yet two distinct curvatures on the horizontal axis, one is a large diameter curvature from eye to eye and the other is a tighter radius curvature at the outside of the cheekbones.

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

•

Selectron Removable Foam System.    The professional models of our Magneto motocross goggle feature patent pending Selectron foam, a completely removable and replaceable face-foam system. The idea behind Selectron is to allow riders to pick the foam that best meets their fit needs. In addition, it enables riders to replace old, sweat-saturated foam with a fresh part.

Manufacturing

We manufacture a majority of our sunglass products through our wholly owned Italian subsidiary, LEM. We presently rely upon LEM for the manufacture of a majority of our sunglass products, and we expect that we will rely on LEM for the manufacture of an increasing portion of such products. Currently, approximately 60% and 40% of LEM’s manufacturing capacity is allocated to intercompany and third party sales, respectively.

Our sunglass manufacturing process begins with fabrication of the eyewear frames. The final mold for each model of our eyewear products is injected with intensely heated materials, such as grilamid or propionate. The components of each frame are then placed in a wood chip or ceramic chip tumbling machine for up to 48 hours to ensure that every frame piece is completely smooth without any imperfections. After the tumbling process, the frames are washed in high-speed ultra-sonic vibration machines to ensure that each piece is completely clean and dust-free prior to the extensive inspections, polish and painting process.

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

Once the assembly process is completed, we test all of our products for optical clarity based on United States, European and Australian standards. The American National Standards Institute and the American Society for Testing and Materials have established specific testing criteria for eyewear. These tests analyze product safety and provide quantitative measure of optical quality, UV protection, light transmission and impact resistance. In addition, we perform a broad range of eyewear durability testing and mechanical integrity testing that includes extremes of UV, heat, condensation and humidity. Our testing process also utilizes a laser- based lens testing technique to ensure that our lenses meet a variety of optical distortion standards. After lens testing, each product is inspected for paint quality, fit, finish and overall appearance.

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

Each of our apparel and accessory manufacturers is carefully selected based upon quality standards, manufacturing methods and ability to produce custom designed products. All apparel and accessories are manufactured to exacting standards and specifications using high-quality materials. Treatments and fits are carefully inspected upon receipt, and products that do not fall within our specification sheets are rejected. To ensure quality, we require our manufacturers to source specific materials.

Customers

Our products are currently sold in the United States, Canada and in 40 other countries around the world. Our customer base reflects our heritage and influence across the action sports and youth lifestyle markets and a distribution strategy which focuses on action sport and youth lifestyle retailers. Our net sales are spread over a large customer base. No single customer accounted for more than 10% of our net sales during each of the years ended December 31, 2008 and 2007.

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

Intellectual Property

We use a combination of patent, trademark, copyright, trade secret and trade dress laws, as well as confidentiality agreements, to aggressively protect our intellectual property, including product designs, product research and development and recognized trademarks. We have five U.S. utility patents with respect to our products as follows: one regarding our sports goggle (expires in 2020); and four regarding our Scoop airflow technology (expire between 2012 and 2015). We have 28 U.S. design patents with respect to our products as follows: 24 regarding our sunglasses (expire between 2010 and 2023); one regarding a certain model of our goggles (expires in 2013); two regarding certain models of our sunglass cases (both expire in 2011); and one regarding our eyewear retail display case (expires in 2010). We are continuing to file patent applications on our inventions that are significant to our business and pursue trademarks where applicable.

Our registered trademarks include: Spy, SpyOptic, EyeSpy, Windows For Your Head, Scoop, Delta Photochromic, Dri-Force, ARC, a “trident” design, Plus System, Gemini, Mosaic, Prodigus Metal Alloy, Zed, Haymaker, Selectron, Double Decker, Hielo, Logan, HSX, MC2, Decker, Viente, a “triangle with cross” design, a “cross with bar” design, and two “cross” designs; and our unregistered or pending marks include, but are not limited to: Spy (various), Bias, Dirty Mo, and a “cross” design. We actively combat counterfeiting through monitoring of the global marketplace. We utilize our employees, sales representatives, distributors and retailers to police against infringing products by encouraging them to notify us of any suspect products, confiscating counterfeit products and assisting law enforcement agencies. Our sales representatives are also educated on our patents and trade dress and assist in preventing potentially infringing products from obtaining retail shelf space.

Environmental Matters

We use numerous chemicals and generate other hazardous by-products in manufacturing various eyewear products at our Italian manufacturing facility. As a result, we are subject to a broad range of foreign environmental laws and regulations. These environmental laws govern, among other things, air emissions, wastewater discharges and the acquisition, handling, use, storage and release of wastes and hazardous substances. Such laws and regulations can be complex and change often. Contaminants have been detected at some of our present facilities. We have undertaken efforts to remediate these contaminants and plan to replace certain equipment prior to June 15, 2009, which we estimate to cost approximately 425,000 Euros.

Competition

We compete with sunglass and goggle brands in various niches of the action sports market including Anon Optics, Von Zipper, Electric Visual, Arnette, Oakley, Scott and Smith Optics. We also compete with broader youth lifestyle brands that offer eyewear products, such as Quiksilver. In both markets, we compete primarily on the basis of design, performance, price, value, quality, brand name, marketing and distribution.

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

Segments

We focus our business on two geographic segments: North America (including the U.S. and Canada) and foreign, and operate in two business segments: distribution and manufacturing. See Note 15 “Operating Segments and Geographic Information,” to our Consolidated Financial Statements for a further description of these segments.

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

Employees

As of December 31, 2008, we employed 92 full-time employees and two part-time employees, including 78 employees in the United States and 16 employees in the rest of the world, excluding LEM. This aggregate number of employees consists of 39 in sales and marketing, 22 in general and administration, one in research and development and 32 in manufacturing support and fulfillment operations. We have never had a work stoppage. We consider our employee relations to be good.

As of December 31, 2008, LEM, our wholly owned subsidiary and primary manufacturer, also had 111 full-time employees. We consider the relations between LEM and its employees to be good.

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

On February 26, 2007, Spy Optic, Inc. entered into a Loan and Security Agreement (the “Loan Agreement”) with BFI Business Finance (“BFI”) with a maximum borrowing capacity of $5.0 million, which was extended to $8.0 million. We rely on this credit line with BFI and other credit arrangements to fund working capital needs. The recent unprecedented disruptions in the credit and financial markets and resulting decline in general economic and business conditions may adversely impact our access to capital through our credit line and other sources. Under the terms of our Loan Agreement, BFI may reduce our borrowing availability in certain circumstances, including, without limitation, if in its reasonable business judgment our creditworthiness, sales or the liquidation value of our inventory have declined materially. Further, the Loan Agreement provides that BFI may declare us in default if we experience a material adverse change in our business or financial condition or if BFI determines that our ability to perform under the Loan Agreement is materially impaired. The current economic environment could also cause lenders and other counterparties who provide us credit to breach their obligations to us, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under our credit arrangements. Any of the foregoing could adversely impact our business, financial condition or results of operations.

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

We sell a majority of our products in transactions denominated in U.S. Dollars; however, we purchase a substantial portion of our products from our manufacturers in transactions denominated in Euros. As a result, weakening of the U.S. Dollar in first half of 2008 increased our cost of sales substantially. If the U.S. Dollar weakens against the Euro again in the future, our cost of sales could further increase. We also are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our Italian subsidiaries Spy Optic, S.r.l. and LEM, and due to net sales in Canada. Between January 1, 2008 and April 10, 2009, the Euro exchange rate has ranged from U.S. $1.23 to U.S. $1.60. Between January 1, 2008 and April 10, 2009, the Canadian Dollar exchange rate has ranged from U.S. $0.77 to U.S. $1.03. For the years ended December 31, 2008 and 2007, we had a net foreign currency loss and a net foreign currency gain of ($107,000) and $114,000, respectively, which represented less than one percent of our net sales for both periods.

The effect of foreign exchange rates on our financial results can be significant. Therefore we have engaged in the past, and may in the future engage in certain hedging activities to mitigate over time the impact of the translation of foreign currencies on our financial results. Our hedging activities have in the past reduced, but have not eliminated, the effects of foreign currency fluctuations. Factors that could impact the effectiveness of our hedging activities include the volatility of currency markets and the availability of hedging instruments. The degree to which our financial results are affected has depended in part upon the effectiveness or ineffectiveness of our hedging activities. As of December 31, 2008, we had no foreign currency contracts.

We have a history of significant losses. If we do not achieve or sustain profitability, our financial condition and stock price could suffer.

We have a history of losses and we may continue to incur losses for the foreseeable future. As of December 31, 2008, our accumulated deficit was $32.5 million and, during the year ended December 31, 2008, we incurred a net loss of $15.2 million, which included an $8.4 million non-cash goodwill impairment charge. We have not achieved profitability for a full fiscal year since our initial public offering. If we are unable to maintain or grow our revenues, or if we are unable to reduce operating expenses sufficiently, we may not be able to achieve full fiscal year profitability in the near future or at all. Even if we do achieve full fiscal year profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve full fiscal year profitability within a short period of time, or at all, or if we are unable to sustain profitability at satisfactory levels, our financial condition and stock price could be adversely affected.

Our future capital needs are uncertain, and we may need to raise additional funds in the future which may not be available on acceptable terms or at all.

Our capital requirements will depend on many factors, including:

•	acceptance of, and demand for our products;

•	the costs of developing and selling new products;

•	the extent to which we invest in new equipment and product development;

•	the number and timing of acquisitions and other strategic transactions;

•	the costs associated with the growth of our business, if any; and

•	our ability to realize additional savings through streamlining our operations.

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

The action sports and youth lifestyle markets in which we compete are intensely competitive. We compete with sunglass and goggle brands in various niches of the action sports market including Anon Optics, Von Zipper, Electric Visual, Arnette, Oakley, Scott and Smith Optics. We also compete with broader youth lifestyle brands that offer eyewear products, such as Quiksilver, and in the broader fashion sunglass sector of the eyewear market, which is fragmented and highly competitive. We compete with a number of brands in these sectors of the market, including brands such as Armani, Christian Dior, Dolce & Gabbana, Gucci, Prada and Versace. In both markets, we compete primarily on the basis of fashion trends, design, performance, value, quality, brand recognition, marketing and distribution channels.

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

We believe that broader recognition and favorable perception of our brand by persons ranging in age from 17 to 35 is essential to our future success. Accordingly, we intend to continue an aggressive brand strategy through a variety of marketing techniques designed to foster an authentic action sports and youth lifestyle company culture, including athlete sponsorship, sponsorship of surfing, snowboarding, skateboarding, wakeboarding, and motocross events, vehicle marketing, internet and print media, action sports industry relationships, sponsorship of concerts and music festivals and celebrity endorsements. If we are unsuccessful, these expenses may never be offset, and we may be unable to maintain or increase net sales. Successful positioning of our brand depends largely on:

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

If we fail to develop new products that are received favorably by our target customer audience, our business may suffer.

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

Substantially all of our assets are pledged to secure obligations under our outstanding indebtedness.

Actual borrowing availability under the Loan Agreement is based on Spy Optic, Inc.’s eligible trade receivables and inventory levels. Loans extended pursuant to the Loan Agreement will bear interest at a rate per annum equal to the prime rate as reported in the Western Edition of the Wall Street Journal from time to time plus 2.5%. Interest will be payable monthly in arrears and Spy Optic, Inc. is required to pay at least $2,000 a month in interest regardless of the amounts outstanding under the Loan Agreement at any particular time. The Loan Agreement also imposes certain covenants on Spy Optic, Inc., including covenants requiring it to (i) deliver financial statements and inventory and accounts payable reports to BFI; (ii) maintain certain minimum levels of insurance; (iii) make required payments under all leases; (iv) refrain from incurring additional debt in excess of $100,000; (v) maintain its corporate name, structure and existence; (vi) refrain from paying dividends; (vii) notify BFI in advance of relocating its premises; and (viii) refrain from substantially changing its management or business. As of December 31, 2008 there were outstanding borrowings under the Loan Agreement of $3.8 million.

Spy Optic, Inc. granted a security interest in substantially all of its assets to BFI as security for its obligations under the Loan Agreement. Spy Optic, Inc. also established a bank account in BFI’s name into which collections on accounts receivable and other collateral are deposited (the “Collateral Account”). Pursuant to the deposit control account agreement between Spy Optic, Inc. and BFI with respect to the Collateral Account, BFI is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to Spy Optic, Inc. any amounts remaining after payment of all amounts due under the Loan Agreement. Additionally, Orange 21 Inc. guaranteed Spy Optic, Inc.’s obligations under the Loan Agreement and granted BFI a blanket security interest in substantially all of its assets as security for its obligations under its guaranty.

If Spy Optic, Inc. defaults in any of its obligations under the Loan Agreement, BFI will be entitled to exercise its remedies under the Loan Agreement and applicable law, which could harm our results of operations and reputation. Specifically, the remedies available to BFI include, without limitation, increasing the applicable interest rate on all amounts outstanding under the Loan Agreement, declaring all amounts under the Loan Agreement immediately due and payable, assuming control of the Collateral Account or any other assets pledged by Spy Optic, Inc. or Orange 21 Inc. and directing our customers to make payments directly to BFI. Our results of operations and reputation may be harmed by BFI’s exercise of its remedies.

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

Stone Douglass, who became our Chief Executive Officer in October 2008 as well as Jerry Collazo, our Chief Financial Officer, and Stefano Lodgini, our Director of Operations, Italy. The loss of the services of Mr. Douglass, Mr. Collazo or Mr. Lodgini would be difficult to replace. Our future success may also depend on our ability to attract and retain additional qualified management, design and sales and marketing personnel. We do not currently have key man insurance on Mr. Douglass or Mr. Collazo. We do carry key man life insurance on Mr. Lodgini for $1.0 million. If our management team is unable to execute on our business strategy, our business may be harmed, which could adversely impact our branding strategy, product development strategy and net sales.

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

We purchase substantially all of our sunglass products from our wholly owned subsidiary, LEM and over half of our goggle products are manufactured by OGK in China. We expect to continue to manufacture more than half of our goggles through OGK in 2009. We do not have long-term agreements with any of our manufacturers other than LEM or with vendors that supply raw materials to LEM. We cannot be certain that we will not experience difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs and failures to comply with our requirements for the proper utilization of our intellectual property. Many of our manufacturers have extended credit to us and there can be no assurances that they will continue to do so on commercially reasonable terms or at all. If our relationship with any of our manufacturers is interrupted or terminated for any reason, including the failure of any manufacturer to perform its obligations to us, we would need to locate alternative manufacturing sources. The establishment of new manufacturing relationships involves numerous uncertainties, and we may not be able to obtain alternative manufacturing sources in a manner that would enable us to meet our customer orders on a timely basis or on satisfactory commercial terms. If we are required to change any of our major manufacturers, we would likely experience increased costs, substantial disruptions and delays in the manufacture and shipment of our products and a loss of net sales.

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

Our European sales and administration operations as well as our primary manufacturers are located in Italy. We are subject to risks inherent in international business, many of which are beyond our control, including:

•	difficulties in obtaining domestic and foreign export, import and other governmental approvals, permits and licenses and compliance with foreign laws, including employment laws;

•	difficulties in staffing and managing foreign operations, including cultural and regulatory differences in the conduct of business, labor and other workforce requirements;

•	transportation delays and difficulties of managing international distribution channels;

•	longer payment cycles for, and greater difficulty collecting, accounts receivable;

•	ability to finance our foreign operations;

•	trade restrictions, higher tariffs or the imposition of additional regulations relating to import or export of our products;

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

We are involved in disputes with one of our customers and significant stockholders, No Fear, Inc., which could harm our other stockholders.

As of December 31, 2008, No Fear, Inc. (“No Fear”) and its affiliates beneficially own approximately 14% of our outstanding common stock. In addition, No Fear and its subsidiaries, No Fear Retail Stores, Inc. (“No Fear Retail”) and No Fear MX Europe, own retail stores in the U.S. and Europe that purchase products from us. Aggregated sales to the No Fear Retail stores during 2008 and 2007 were approximately $1.2 million and $1.3 million, respectively. Accounts receivable due from the No Fear Retail stores amounted to $429,000 and $642,000 at December 31, 2008 and 2007, respectively. All of the $429,000 due at December 31, 2008 was past due as of April 12, 2009.

Aggregated sales to the No Fear MX Europe stores during 2008 and 2007 were approximately $1.0 million and $1.1 million, respectively. Accounts receivable due from the No Fear MX Europe stores amounted to $429,000 and $849,000 at December 31, 2008 and 2007, respectively. All of the $429,000 was past due as of April 12, 2009.

As a result of their past due balances, we have ceased shipments to No Fear Retail and No Fear MX Europe until each of their accounts is paid. Although we are vigorously seeking to collect amounts owed to us by No Fear Retail and No Fear MX Europe, there is no guarantee that either No Fear Retail or No Fear MX Europe will pay us the amounts it owes us for product purchases, and we may have to resort to litigation to collect these amounts. On January 12, 2009, we sent a demand letter to No Fear Retail for payment no later than January 23, 2009 and are currently in settlement discussions with No Fear regarding these outstanding amounts, but there can be no assurance an agreement will be reached.

Separately, Mark Simo has asserted that we owe him approximately $600,000 for compensation related to his services to us as our Chief Executive Officer (“CEO”) from October 2006 through September 2008, notwithstanding the fact that he previously refused to accept compensation from us for his services with respect to approximately the first year of his services to us as CEO, and no agreement was ever reached with him as to compensation arrangements for the period thereafter until the termination of his service as our CEO. We have recorded a liability for accounting purposes (without conceding any legal liability) of approximately $300,000 with respect to Mr. Simo’s compensation claim; however, there is no guarantee that we will be able to reach an agreement with Mr. Simo as to how much, if anything, we owe him for his services as CEO. We are currently in settlement discussions with Mr. Simo regarding this matter but there can be no assurance that an agreement will be reached. It is possible that this matter, or other matters between the parties, including, without limitation, the outstanding accounts receivable matter described above, may result in litigation among us, No Fear Retail, Mr. Simo or his affiliates. Litigation is expensive, time-consuming and a distraction to our management. Further, litigation is highly unpredictable and may result in an outcome that is adverse to our business. If these disputes are not resolved in a manner favorable to our stockholders, our stockholders’ interests may be substantially harmed.

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

We incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and NASDAQ, have required changes in corporate governance practices of public companies. These rules and regulations have, and will continue, to increase our legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations have also made, and will continue to make, it more difficult and more expensive for us to obtain director and officer liability insurance.

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

We use numerous chemicals and generate other hazardous by-products in our manufacturing operations. As a result, we are subject to a broad range of foreign environmental laws and regulations. These environmental laws govern, among other things, air emissions, wastewater discharges and the acquisition, handling, use, storage and release of wastes and hazardous substances. Such laws and regulations can be complex and change often. Remediation of chemicals or other hazardous by-products could require substantial resources which could reduce our cash available for operations, consume valuable management time, reduce our profits or impair our financial condition. Contaminants have been detected at some of our present facilities in Italy. We have undertaken to remediate these contaminants. The remediation is expected to cost approximately 425,000 Euros and is expected to be completed by June 15, 2009.

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

In addition, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we are required to test goodwill for impairment at least annually, or more frequently if events or circumstances exist which indicate that goodwill may be impaired. As a result of changes in circumstances after valuing assets in connection with acquisitions, we may be required to take write-downs of intangible assets, including goodwill, which could be significant. We performed our annual testing on October 1, 2008 at which time there was no indication of impairment. However, with the recent significant deterioration in the retail business climate as well as a large decline in the market value of our common stock during the fourth quarter for fiscal year 2008, we determined an interim evaluation of goodwill impairment was warranted. Impairment is assessed when the fair value of the reporting unit, including goodwill, is less than its carrying amount. The amount of impairment loss recognized is equal to the difference between the reporting unit goodwill carrying value and the implied fair value of the goodwill, with the implied fair value determined using the best information available at that time. As a result of this interim testing, we have determined that the goodwill associated with our January 2006 acquisition of our primary manufacturer, LEM, is fully impaired. We have recorded a pre-tax non-cash goodwill impairment charge of $8.4 million in our December 31, 2008 financial statements.

Risks Related to the Market for Our Common Stock

Our stock price may be volatile, and you may not be able to resell our shares at a profit or at all.

The trading price of our common stock fluctuates due to the factors discussed in this section and elsewhere in this report. For example, between January 1, 2008 and March 13, 2009, our stock has traded as high as $5.00 and as low as $0.55. In addition, the trading market for our common stock may be influenced by the public float that exists in our stock from time to time. For example, although as of April 12, 2009 we have approximately 11.2 million shares outstanding, at least 8.5 million, which is more than 75%, of those shares are held by less than 10 stockholders. If any of those investors were to decide to sell a substantial portion of their respective shares, it would place substantial downward pressure on our stock price. We also have 22,500 shares subject to vesting pursuant to restricted stock awards. In addition, we have 1,278,500 shares of our common stock reserved for the exercise of outstanding stock options, of which 631,722 were fully vested and exercisable as December 31, 2008. Additionally, in connection with our initial public offering, we issued warrants to purchase up to 147,000 shares of common stock to Roth Capital Partners, LLC, and an affiliate, which are fully vested as of April 12, 2009. All 11,220,857 of our outstanding shares of common stock may be sold in the open market, subject to certain limitations.

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or Delaware law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging, combining or otherwise engaging in a business combination (as such term is defined in the statute), with us. The provisions in our charter, bylaws and Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future, resulting in the market price being lower than it would be without these provisions.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our corporate headquarters totals 30,556 square feet and is located in Carlsbad, California. Our current monthly rent for this facility is approximately $38,000 per month, which we lease on a month to month basis. We also lease one building in Varese, Italy totaling approximately 9,000 square feet with monthly lease payments of approximately $5,000. These facilities are used for international sales and distribution and the lease expires in September 2009; however, we have an option to terminate this lease upon six months’ notice. Additionally, our subsidiary LEM leases four buildings in Italy totaling approximately 38,000 square feet with monthly lease payments of approximately $27,000. These facilities are used for office space, warehousing and manufacturing and the leases expire between October 2009 and January 2011. In addition, we utilize some third party warehousing in both the United States and Europe.

We believe our facilities are adequate for our current needs and that suitable additional or substitute space will be available to accommodate foreseeable expansion of our operations or to move our operations in the event one or more of our leases can no longer be renewed on commercially reasonable terms.

Item 3. Legal Proceedings

From time to time we may be party to lawsuits in the ordinary course of business. We are not currently a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market and Holders

Our common stock, par value $0.0001, is traded on the NASDAQ Global Market (formerly the NASDAQ National Market) under the symbol “ORNG.” At April 6, 2009, there were approximately 70 stockholders of record of our common stock. Many of the holders are brokers and other institutions on behalf of stockholders; therefore, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Dividends

We have never declared or paid any cash dividend on our common stock, nor do we currently intend to pay any cash dividend on our common stock in the foreseeable future. We expect to retain our earnings, if any, for the growth and development of our business. In addition, the terms of our credit facility limit our ability to pay cash dividends on our common stock. A description of our credit facility can be found in this Annual Report under Item 7 under the caption “Liquidity and Capital Resources” and Item 8 under the caption “Financial Statements and Supplementary Data”.

Common Stock Prices

As of April 6, 2009, the closing sales price for the common stock was $0.90. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock on the NASDAQ Global Market:

	Stock Prices
	High	Low
2008
Fourth Quarter	$3.40	$0.68
Third Quarter	3.70	2.84
Second Quarter	4.46	3.36
First Quarter	5.00	3.76

2007
Fourth Quarter	$5.02	$3.75
Third Quarter	6.53	4.05
Second Quarter	6.75	5.39
First Quarter	6.00	4.87

Securities Authorized for Issuance under Compensation Plans

Set forth in the table below is certain information regarding the number of shares of our common stock that were subject to outstanding stock options or other compensation plan grants and awards as of December 31, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holders (1)	1,448,000	$5.02	762,625

Total	1,448,000	$5.02	762,625

(1)	Includes vesting of restricted stock

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as the development of new products, our ability to increase manufacturing capacity and sales levels, manage expense levels and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to the following: matters generally affected by the domestic and global economy, such as changes in consumer discretionary spending, changes in the value of the U.S. dollar, Canadian dollar and the Euro, and changes in commodity prices; the ability to source raw materials and finished products at favorable prices; risks related to our history of losses; risks related to our ability to manage growth; risks related to the limited visibility of future orders; the ability to identify and work with qualified manufacturing partners and consultants; the ability to expand distribution channels and retail operations in a timely manner; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; the ability to continue to develop, produce and introduce innovative new products in a timely manner; the ability to identify and execute successfully cost control initiatives; uncertainties associated with our ability to maintain a sufficient supply of products and to successfully manufacture our products; the performance of new products and continued acceptance of current products; the execution of strategic initiatives and alliances; uncertainties associated with intellectual property protection for our products; and other factors described in Item 1A of Part II of this Annual Report under the caption “Risk Factors,” as well as those discussed elsewhere in this Annual Report. Readers are urged not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Annual Report.

Overview

The following discussion includes the operations of Orange 21 Inc. and its subsidiaries for each of the periods discussed.

We design, develop and market premium products for the action sports, motorsports and youth lifestyle markets. Our principal products, sunglasses and goggles are marketed primarily under the brands, Spy™ and SpyOptic™. These products target the action sport and power sports markets, including surfing, skateboarding, snowboarding, ski, motocross and the youth lifestyle market within fashion, music and entertainment. We have built our Spy ® brand by developing innovative, proprietary products that utilize high-quality materials and optical lens technology to convey performance, style, quality and value. We sell our products in approximately 3,000 retail locations in the United States and Canada and internationally through approximately 3,000 retail locations serviced by us and our international distributors. We have developed strong relationships with key multi-store action sport and youth lifestyle retailers in the United States, such as Cycle Gear, Inc., Pacific Sunwear of California, Inc., Tilly’s Clothing, Shoes & Accessories and Zumiez, Inc., and a strategically selective collection of specialized surf, skate, snow and motocross stores.

We focus our marketing and sales efforts on the action sports, motorsports, and youth lifestyle markets and specifically, persons ranging in age from 17 to 35. We separate our eyewear products into two groups: sunglasses, which includes fashion, performance sport and women-specific sunglasses and goggles, which includes snowsport and motocross goggles. In addition, we sell branded sunglass and goggle accessories. In managing our business, we are particularly focused on ensuring that our product designs are keyed to current trends in the fashion industry, incorporate the most advanced technologies to enhance performance and provide value to our target market.

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

Results of Operations

Years Ended December 31, 2008 and 2007

Net Sales

Consolidated net sales increased 2% to $47.3 million for the year ended December 31, 2008 from $46.5 million for the year ended December 31, 2007. The increase is largely due to an improvement in product mix and availability during 2008 and increased prices in the first half of 2008, offset partly by a decline in sales due to the significant deterioration in the economy and a decrease in discretionary spending in the third and fourth quarters of 2008.

Domestic net sales represented 71% and 72% of total net sales for the years ended December 31, 2008 and 2007, respectively. Foreign net sales represented 29% and 28% of total net sales for the years ended December 31, 2008 and 2007, respectively.

Cost of Sales and Gross Profit

Our consolidated gross profit decreased 7% to $21.3 million for the year ended December 31, 2008 from $22.8 million for the year ended December 31, 2007. Gross profit as a percentage of sales decreased to 45% for the year ended December 31, 2008 from 49% for the year ended December 31, 2007 largely due to an increase in Euro foreign exchange rates during the first half of 2008, increased discounting in the fourth quarter of 2008 due to the deterioration in the economy and a general decrease in sales in the later part of 2008 compared to 2007 due to current economic conditions while certain costs remained fixed. The increases in costs were partly offset by a decrease in outsourcing costs at LEM and a general increase in sales prices during the first half of 2008. The decrease in gross profit is also offset by net decreases in inventory reserves for slow moving and obsolete inventory that is no longer being marketed for resale of approximately of $1.0 million. During the year ended December 31, 2008, inventory with an adjusted basis of $0.5 million was sold for approximately $0.8 million in revenue, affecting margins by $0.3 million or 0.7% of net sales. The remaining decrease in the inventory reserve was mainly due to the disposal of product which has no effect on the results of operations.

Sales and Marketing Expense

Sales and marketing expense decreased 28% to $11.8 million for the year ended December 31, 2008 from $16.2 million for the year ended December 31, 2007. The decrease was largely due to a $1.0 million decrease in depreciation expense and a $1.9 million write off in June 2007 for point-of-purchase displays in the U.S. During June 2007, the point-of-purchase displays in the U.S. were written off as a result of transferring ownership of the point-of-purchase displays to our customers. Since June 2007, in the U.S., purchases of point-of-purchase displays are no longer capitalized since the displays are owned by the customers. The cost of these displays is charged to sales and marketing expense. The remaining decrease is largely due to decreases for employee-related expenses and an overall effort to decrease sales and marketing costs including a reduction in headcount, mandatory vacations, restructuring our sales compensation program, reduced travel, less event sponsorships and outsourcing of certain marketing functions.

General and Administrative Expense

General and administrative expense increased 3% to $9.9 million for the year ended December 31, 2008 from $9.6 million for the year ended December 31, 2007. The increase was primarily due to increases in bad debt expense, employee-related expense in the U.S. for our Chief Executive Officer who was hired in the fourth quarter of 2008 and the additional liability that we recorded with respect to our former Chief Executive Officer’s compensation claim (see further discussion regarding Mr. Simo and No Fear in “Item 1A. Risk Factors” ), and increased audit fees due to restatement of 2006 and 2007 financial statements (see Note 16 “Quarterly Financial Data (Unaudited)” in the Notes to the Consolidated Financial Statements in Item 8). The increases were partly offset by decreased legal fees of $0.2 million as we incurred increased legal fees in 2007 due to the negotiations for the acquisition of the retail stores division of No Fear which did not materialize, and decreased consulting fees, recruiting fees and sales and use taxes.

Shipping and Warehousing Expense

Shipping and warehousing expense increased 2% to $1,795,000 for the year ended December 31, 2008 from $1,768,000 for the year ended December 31, 2007 primarily due to increased employee-related expenses for increases in headcount, overtime and temporary help in support of sales in the U.S. and increases in headcount at Spy Optic, S.r.l. for the anticipated closure of our outsourced warehouse in the Netherlands.

Research and Development Expense

Research and development expense increased 5% to $1.3 million for the year ended December 31, 2008 from $1.2 million for the year ended December 31, 2007. The increase was mainly due to consulting costs for design and development services in the U.S. and employee-related compensation in Italy.

Non-Cash Goodwill Impairment Charges

With the current economic conditions, recent significant deterioration in the retail business climate and the large decline in the market value of the Company’s common stock during the fourth quarter of fiscal year 2008, we determined an interim evaluation of goodwill impairment was warranted at December 31, 2008. As a result of this interim evaluation, we have determined that the goodwill associated with our January 2006 acquisition of our primary manufacturer, LEM, is fully impaired. We have recorded a pre-tax non-cash goodwill impairment charge of $8.4 million in our December 31, 2008 financial statements. There was no goodwill impairment recorded during 2007.

Other Net Expense

Other net expense increased 32% to $0.7 million for the year ended December 31, 2008 from $0.5 million for the year ended December 31, 2007. The increase is primarily due to a net foreign currency loss of ($107,000) incurred for the year ended December 31, 2008 compared to a net foreign currency gain of $114,000 incurred for the year ended December 31, 2007.

Income Tax Provision

The income tax provision for the years ended December 31, 2008 and 2007 was $2.7 million and $1.5 million, respectively. The effective tax rate for the years ended December 31, 2008 and 2007 was 22% for each period. The change in the valuation allowance for the years ended December 31, 2008 and 2007 was an increase of $3,477,000 and $3,578,000, respectively. In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, we have recorded a full valuation allowance of $9,802,000 for our worldwide operations at December 31, 2008. Based on the projections for the taxable income for the future, we determined that it was more likely than not that the deferred tax assets, net of the valuation allowance of $6,325,000, would be realized worldwide at December 31, 2007. We have recorded a $6,746,000 and $3,164,000 valuation allowance for our U.S. Operations at December 31, 2008 and 2007, respectively. We have recorded a $1,491,000 and $1,642,000 valuation allowance for our wholly owned subsidiary, Spy Optic, S.r.l. at December 31, 2008 and 2007, respectively. We have recorded a $1,565,000 and $1,519,000 valuation allowance for our wholly owned subsidiary, LEM at December 31, 2008 and 2007, respectively.

Net Loss

A net loss of $15.2 million was incurred for the year ended December 31, 2008 compared to a net loss of $8.0 million for the year ended December 31, 2007.

Liquidity and Capital Resources

Cash flow activities

Cash provided by or used in operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation, amortization, deferred income taxes, provision for bad debts, stock compensation expense, goodwill impairment charges and the effect of changes in working capital and other activities. Cash provided by operating activities for the year ended December 31, 2008 was approximately $2.2 million, which consisted of a net loss of approximately $15.2 million, adjustments for non-cash items of approximately $14.4 million, including an $8.4 million goodwill impairment charge, and approximately $3.0 million provided by working capital and other activities. Working capital and other activities includes a $2.6 million decrease in accounts receivable due to timing of cash receipts and a decrease in sales late in 2008 due to economic conditions and a $1.0 million increase in accounts payable and accrued liabilities due to timing of invoices received and payments, partly offset by a $0.8 million increase in inventory due mainly to lower than expected sales for the third and fourth quarters 2008 and increased work in progress for future sunglass and goggle lines.

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

Cash used in investing activities during the year ended December 31, 2008 was $1.5 million and was primarily attributable to the purchase of fixed assets, including molds and tooling for new eyewear product lines, computer and software and point-of- purchase displays purchased at our subsidiary Spy Optic, S.r.l.

Cash used in investing activities during the year ended December 31, 2007 was $0.7 million and was primarily attributable to the purchase of $1.9 million of fixed assets, including retail point-of-purchase displays. Since July 2007, point-of-purchase displays in the U.S. have been expensed as a sales and marketing expense. We also made $1.0 million in payments related to requirements of the purchase agreement for the acquisition of LEM that were paid out during 2007. We had an offset of approximately $0.5 million due to net proceeds received on short-term investments. Additionally, we released $1.7 million of restricted cash related to collateralization of our financing arrangements of $1.2 million and $0.5 million that was held in escrow related to the acquisition of LEM.

Cash used in financing activities for the year ended December 31, 2008 was $0.7 million and was attributable to $0.8 million for notes payable and capital lease principal payments, partly offset by $0.1 million in net borrowings on our lines of credit.

Cash provided by financing activities for the year ended December 31, 2007 was $2.7 million and was mainly attributable to $2.7 million in net proceeds received through our lines of credit and $0.8 million in net proceeds received through the issuance of notes payable, partially offset by $0.8 million for notes payable and capital lease principal payments.

Rights Offering

On January 22, 2009, we launched a rights offering to raise a maximum of $7.6 million pursuant to which holders of our common stock, options and warrants, were entitled to purchase additional shares of our common stock at a price of $0.80 per share (“The Rights Offering”). The proceeds from the Rights Offering are expected to be used for general corporate purposes, which may include research and development, capital expenditures, payment of trade payables, working capital and general and administrative expenses. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, products and technologies, although we have no current plans, commitments or agreements with respect to any such transactions.

In the Rights Offering, stockholders, option holders and warrant holders as of 5:00 p.m., New York City time January 21, 2009, were issued, at no charge, one subscription right for each share of common stock then outstanding or subject to outstanding options or warrants (whether or not currently exercisable). Each right entitled the holder to purchase one share of our common stock for $0.80 per share.

The Rights Offering was conducted via an existing effective shelf registration statement on Form S-3. An aggregate of 9,544,814 subscription rights were distributed in the Rights Offering entitling our stockholders, option holders and warrant holders to purchase up to 9,544,814 shares of our common stock. The subscription rights were not transferable and were evidenced by subscription rights certificates. Fractional shares were not issued in the Rights Offering. The subscription rights issued pursuant to the Rights Offering expired at 5:00 p.m., New York City time, on March 6, 2009. As of March 18, 2009, approximately 3.0 million shares of our common stock have been purchased in the Rights Offering for an aggregate of approximately $2.4 million. We may allocate unsubscribed shares to other investors at $0.80 per share.

Credit Facilities

On February 26, 2007, Spy Optic, Inc. entered into a Loan and Security Agreement (“Loan Agreement”) with BFI Business Finance (“BFI”) with a maximum borrowing capacity of $5.0 million, which was subsequently modified to extend the maximum borrowing capacity to $8.0 million and to effect certain other changes. Actual borrowing availability under the Loan Agreement is based on eligible trade receivable and inventory levels of Spy Optic, Inc. Loans extended pursuant to the Loan Agreement will bear interest at a rate per annum equal to the prime rate as reported in the Western Edition of the Wall Street Journal from time to time plus 2.5%, with a minimum monthly interest charge of $2,000. We granted BFI a security interest in substantially all of Spy Optic, Inc.’s assets as security for its obligations under the Loan Agreement. Additionally, the obligations under the Loan Agreement are guaranteed by Orange 21 Inc.

The Loan Agreement imposes certain covenants on Spy Optic, Inc., including, but not limited to, covenants requiring it to provide certain periodic reports to BFI, inform BFI of certain changes in the business, refrain from incurring additional debt in excess of $100,000 and refrain from paying dividends. Spy Optic, Inc. also established a bank account in BFI’s name into which collections on accounts receivable and other collateral are deposited (the “Collateral Account”). Pursuant to the deposit control account agreement between Spy Optic, Inc. and BFI with respect to the Collateral Account, BFI is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to Spy Optic, Inc. any amounts remaining after payment of all amounts due under the Loan Agreement. To secure its obligations under the guaranty, Orange 21 Inc. granted BFI a blanket security interest in substantially all of its assets. We were in compliance with the covenants under the Loan Agreement at December 31, 2008.

We received a loan in the amount of $650,000 upon the execution of the Loan Agreement. These proceeds were used to fully collateralize Comerica Bank for the letter of credit issued by Comerica on behalf of Orange 21 Inc. and LEM to San Paolo IMI in the amount of 1.2 million Euros. The letter of credit with Comerica expired in May 2007. The collateral of 1.2 million Euros was transferred to an interest bearing account with San Paolo IMI in Italy to serve as collateral for the LEM San Paolo IMI line of credit. During September 2007, San Paolo released the collateral requirement in conjunction with the reduction of the San Paolo IMI line of credit.

At December 31, 2008, there were outstanding borrowings of $3.8 million under the Loan Agreement, bearing an interest rate of 5.8% and availability under this line of $0.8 million. At March 18, 2009, there were outstanding borrowings of $1.7 million under this line with availability of $1.3 million.

We have a 1.4 million Euros line of credit in Italy with San Paolo IMI for LEM. Borrowing availability is based on eligible accounts receivable and export orders received at LEM. At December 31, 2008, there was approximately 13,000 Euros available under this line of credit. At December 31, 2008 there were outstanding borrowings of $1.9 million under this line of credit, bearing and interest rate of 5.14%.

If we are able to achieve anticipated net sales, manage our inventory and manage operating expenses, we believe that our cash on hand and available loan facilities will be sufficient to enable us to meet our operating requirements for at least the next 12 months. Otherwise, changes in operating plans, lower than anticipated net sales, increased expenses or other events, including those described in Item 1A, “Risk Factors,” may require us to seek additional debt or equity financing in the future. Due to current economic conditions, on March 13, 2009, we have implemented a 13-week plan to temporarily reduce our employee-related expenses by approximately 10% in the U.S. and approximately 20%-30% in salary costs at our Italian-based subsidiary, LEM. The reductions will be achieved through a combination of temporarily-reduced salaries and work schedules as well as mandatory vacation leave. The reductions at LEM will be partly offset by reimbursements through the Italian government to minimize the effects on the employees. In addition, we are in the process of streamlining our Italian manufacturing and sales operations, which we expect could provide additional savings.

Our future capital requirements will depend on many factors, including our ability to maintain or grow net sales, our ability to manage our expenses and our expected capital expenditures among other issues. We may be required to seek additional equity or debt financing in the future, which may result in additional dilution of our stockholders. Additional debt financing would result in increased interest expense and could result in covenants that would restrict our operations. We rely on our credit line with BFI and other credit arrangements to fund working capital needs. The recent unprecedented disruptions in the credit and financial markets and resulting decline in general economic and business conditions may adversely impact our access to capital through our credit line and other sources. Under the terms of our Loan Agreement, BFI may reduce our borrowing availability in certain circumstances, including, without limitation, if in its reasonable business judgment our creditworthiness, sales or the liquidation value of our inventory have declined materially. Further, the Loan Agreement provides that BFI may declare us in default if we experience a material adverse change in our business or financial condition or if BFI determines that our ability to perform under the Loan Agreement is materially impaired. The current economic environment could also cause lenders and other counterparties who provide us credit to breach their obligations to us, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under our credit arrangements. Any of the foregoing could adversely impact our business, financial condition or results of operations.

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

Off-balance sheet arrangements

We did not enter into any off-balance sheet arrangements during the years ended December 31, 2008 or 2007, nor did we have any off-balance sheet arrangements outstanding at December 31, 2008 and 2007.

Income Taxes

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, we have recorded a full valuation allowance for our U.S. operations at December 31, 2008. Based on the projections for the taxable income for the future, management had determined that it was more likely than not that the deferred tax assets, net of the valuation allowance of $3,164,000, would be realized in the U.S. at December 31, 2007. At December 31, 2008 and 2007, we have recorded a full valuation allowance for our wholly owned subsidiaries, Spy Optic, S.r.l. and LEM.

Backlog

Historically, purchases of sunglass and motocross eyewear products have not involved significant pre-booking activity. Purchases of our snow goggle products are generally pre-booked and shipped primarily from August to October.

We experienced delays in manufacturing and shipping our sunglass and goggle products during 2008 and 2007. These delays materially affected our results of operations. We anticipate that we may continue to experience manufacturing and shipping delays, and that such delays may continue to have a material effect on our results of operations.

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

Revenue Recognition and Reserve for Returns

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

Generally, we extend credit to our customers after performing credit evaluations and do not require collateral. Our payment terms generally range from net-30 to net-90, depending on the country or whether we sell directly to retailers or to a distributor. Our distributors are typically set up as prepay accounts; however, credit may be extended to certain distributors, usually upon receipt of a letter of credit. Generally, our sales agreements with our customers, including distributors, do not provide for any rights of return or price protection. However, we do approve returns on a case-by-case basis in our sole discretion. We record an allowance for estimated returns when revenue is recorded based on historical data and make adjustments when we consider it necessary. The allowance for returns is calculated using a three step process that includes: 1) calculating an average of actual returns as a percentage of sales over a rolling twelve month period; 2) estimating the average time period between a sale and the return of the product (10 and 4.7 months at December 31, 2008 for Spy US and Spy S.r.l., respectively), and 3) estimating the value of the product returned. The reserve is calculated as the average return percentage times gross sales for the average return period less the estimated value of the product returned and adjustments are made as we consider necessary. The average return percentage has ranged from 8.1% to 9.7%

and 1.8% to 6.1% during the past two years at Spy US and Spy S.r.l., respectively with 9.7% and 3.5% used at December 31, 2008 for Spy US and Spy S.r.l., respectively. If Spy S.r.l. were to use 6.1% (the highest average return rate in the past two years) it would have resulted in approximately $104,000 increase to the liability, which would have resulted in a reduction in net sales for 2008. During the fourth quarter of 2008, due to the current economic conditions, we approved additional returns for customers who were going out of business in an effort to minimize our losses, which contributed to the increase in the average return rate at Spy US. Additionally, during 2008 we made significant efforts to right size our customers’ inventory ensuring they had proper levels of current inventory on hand, which also contributed to the increase. Historically, actual returns have been within our expectations. If future returns are higher than our estimates, our earnings would be adversely affected.

Accounts Receivable and Allowance for Doubtful Accounts

Throughout the year, we perform credit evaluations of our customers, and we adjust credit limits based on payment history and the customer’s current creditworthiness. We continuously monitor our collections and maintain a reserve for estimated credits which is calculated on a monthly basis. We make judgments as to our ability to collect outstanding receivables, including amounts due from No Fear (see No Fear risk factor), and provide allowances for anticipated bad debts and refunds. Provisions are made based upon a review of all significant outstanding invoices and overall quality and age of those invoices not specifically reviewed. In determining the provision for invoices not specifically reviewed, we analyze collection experience, customer credit-worthiness and current economic trends.

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

Share-based Compensation Expense

We account for share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which the employee is required to provide service in exchange for the award—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments.

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

Goodwill

Goodwill is not amortized, but instead is measured for impairment at least annually on October 1 to allow for the necessary time to complete an external valuation of the reporting units based on the best estimate at that date. We also test for impairment if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. We evaluate the recoverability of goodwill based on a two-step impairment test. The first step compares the fair value of each reporting unit, with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. The fair value of each reporting unit is determined using a combination of the income approach and the market approach. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. The present value of estimated future cash flows uses our estimates of profit for the reporting units, driven by assumed market growth rates and assumed market segment share, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage the underlying business. Under the market approach, fair value is estimated based on market multiples of earnings for comparable companies and similar transactions.

Our use of a discounted cash flow model to estimate the fair value of reporting units involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the extent of such charge. Assumptions critical to our fair value estimates under the discounted cash flow models include discount rates, royalty rates, and cash flow projections and inherent in cash flow projections are estimates regarding projected revenue growth rates, projected cost reductions and efficiencies and projected long-term growth rates in the determination of terminal values.

We measure the amount of any goodwill impairment based upon the estimated fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimate the implied fair value of goodwill. We identify unrecognized intangible assets, such as trade name and customer relationships, and use discounted cash flow models to estimate the values of the reporting unit’s recognized and unrecognized intangible assets. The estimated values of the reporting unit’s intangible assets and net tangible assets are deducted from the reporting unit’s total value to determine the implied fair value of goodwill. An impairment charge is recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill.

We performed our annual test of goodwill on October 1, 2008 and determined that the fair values of the reporting units exceeded their carrying values, with a “cushion” of approximately 4% on a combined fair value basis. Since there were no indications of impairment the second step was not performed.

With the recent significant deterioration in the economy as well as a large decline in the market value of the Company’s common stock during the fourth quarter of 2008, we determined an interim evaluation of goodwill impairment was warranted. As a result of this interim testing, we have determined that the goodwill associated with our January 2006 acquisition of our primary manufacturer, LEM, was fully impaired. We have recorded a pre-tax non-cash goodwill impairment charge of $8.4 million in our December 31, 2008 financial statements. See also Notes 1 and 17 of the Notes to Consolidated Financial Statements.

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

We designate our derivatives based upon the criteria established by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of SFAS 133”, (“SFAS No. 138”) and SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s fair value gain or loss is initially reported as a component of accumulated other comprehensive income (loss). Any realized gain or loss on such derivative is reported in cost of goods sold in the accounting period in which the hedged transaction affects earnings. The fair value gain or loss from the ineffective portion of the derivative is reported in other income (expense) immediately. For a derivative that does not qualify as a cash flow hedge, the change in fair value is recognized at the end of each accounting period in other income (expense).

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. Subsequent to the issuance of SFAS No. 157, the FASB issued FASB Staff Position 157-2 (““-2”). FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted all the provisions of SFAS No. 157 on January 1, 2008 with the exception of the application of the Statement to non-recurring nonfinancial assets and nonfinancial liabilities; however, the adoption did not have an impact to our financial statements for the year ended December 31, 2008.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which is effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement became effective for us on January 1, 2008 and had no impact on our financial statements for the year ended December 31, 2008.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the position is to improve the consistency between useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other U.S. generally accepted accounting principles. The provisions of FSP No. FAS 142-3 are effective for fiscal years beginning after December 15, 2008. We are currently evaluating whether FSP No. FAS 142-3 will have a material effect on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement identifies the sources of accounting principles and framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with U.S. GAAP. SFAS No. 162 was effective November 15, 2008. We do not expect that the adoption of this pronouncement will have a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

ORANGE 21 INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Orange 21 Inc. and Subsidiaries

Carlsbad, California

We have audited the accompanying consolidated balance sheets of Orange 21 Inc. (a Delaware corporation) and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. We have also audited the financial statement schedule listed at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orange 21 Inc. and its subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule listed at item 15(a) presents fairly, in all material respects, the information set forth therein.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

April 15, 2009

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands, except number of shares and per share amounts)

	December 31,
	2008	2007
Assets
Current assets
Cash	$471	$555
Accounts receivable, net	6,991	10,510
Inventories, net	11,698	11,297
Prepaid expenses and other current assets	1,607	1,460
Income taxes receivable	171	123
Deferred income taxes	—	1,722

Total current assets	20,938	25,667
Property and equipment, net	5,417	5,775
Goodwill	—	9,735
Intangible assets, net of accumulated amortization of $601 and $504 at December 31, 2008 and 2007, respectively	401	493
Deferred income taxes	—	719
Other long-term assets	67	202

Total assets	$26,823	$42,591

Liabilities and Stockholders’ Equity
Current liabilities
Lines of credit	$5,787	$5,805
Current portion of capital leases	483	378
Current portion of notes payable	484	498
Accounts payable	8,635	6,715
Accrued expenses and other liabilities	3,868	4,964
Income taxes payable	214	207

Total current liabilities	19,471	18,567
Capitalized leases, less current portion	754	837
Notes payable, less current portion	357	704
Deferred income taxes	391	384

Total liabilities	20,973	20,492
Stockholders’ equity
Preferred stock: par value $0.0001; 5,000,000 authorized; none issued	—	—
Common stock: par value $0.0001; 100,000,000 shares authorized; 8,176,850 and 8,161,814 shares issued and outstanding at December 31, 2008 and 2007, respectively	1	1
Additional paid-in-capital	37,432	36,845
Accumulated other comprehensive income	902	2,526
Accumulated deficit	(32,485)	(17,273)

Total stockholders’ equity	5,850	22,099

Total liabilities and stockholders’ equity	$26,823	$42,591

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share amounts)

	Year Ended December 31,
	2008	2007
Net sales	$47,276	$46,541
Cost of sales	25,980	23,727

Gross profit	21,296	22,814
Operating expenses:
Sales and marketing	11,751	16,244
General and administrative	9,910	9,597
Shipping and warehousing	1,795	1,768
Research and development	1,309	1,245
Non-cash goodwill impairment charge	8,392	—

Total operating expenses	33,157	28,854

Loss from operations	(11,861)	(6,040)
Other income (expense):
Interest expense	(614)	(592)
Foreign currency transaction gain (loss)	(107)	114
Other income (expense)	56	(24)

Total other expense	(665)	(502)

Loss before provision for income taxes	(12,526)	(6,542)
Income tax provision	2,686	1,452

Net loss	$(15,212)	$(7,994)

Net loss per share of Common Stock

Basic	$(1.86)	$(0.98)

Diluted	$(1.86)	$(0.98)

Shares used in computing net loss per share of Common Stock
Basic	8,170	8,126

Diluted	8,170	8,126

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
	(Thousands)
Balance at December 31, 2006 (Restated)	8,101	$1	$36,336	$1,505	$(9,279)	$28,563
Exercise of stock options	9	—	30	—	—	30
Tax benefit related to exercise of stock options	—	—	4	—	—	4
Vesting of restricted stock awards	52	—	—	—	—	—
Share-based compensation	—	—	475	—	—	475
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	841	—	841
Unrealized loss on foreign currency cash flow hedges	—	—	—	(345)	—	(345)
Unrealized gain on foreign currency exposure of net investment in foreign operations	—	—	—	525	—	525
Net loss	—	—	—	—	(7,994)	(7,994)

Comprehensive loss	—	—	—	—	—	(6,973)

Balance at December 31, 2007	8,162	1	36,845	2,526	(17,273)	22,099
Vesting of restricted stock awards	15	—	—	—	—	—
Share-based compensation	—	—	587	—	—	587
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(1,352)	—	(1,352)
Realized loss on foreign currency cash flow hedges	—	—	—	(11)	—	(11)
Unrealized gain on foreign currency exposure of net investment in foreign operations	—	—	—	(261)	—	(261)
Net loss	—	—	—	—	(15,212)	(15,212)

Comprehensive loss	—	—	—	—	—	(16,836)

Balance at December 31, 2008	8,177	$1	$37,432	$902	$(32,485)	$5,850

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

	Year Ended December 31,
	2008	2007
Operating Activities
Net loss	$(15,212)	$(7,994)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,983	2,809
Deferred income taxes	2,470	1,065
Share-based compensation	587	475
Provision for bad debts	690	198
(Gain) loss on sale of property and equipment	(15)	2,064
Impairment of property and equipment	250	147
Non-cash goodwill impairment charge	8,392	—
Change in operating assets and liabilities:
Accounts receivable	2,624	(362)
Inventories, net	(860)	(1,633)
Prepaid expenses and other current assets	255	272
Other assets	42	(19)
Accounts payable	2,236	(267)
Accrued expenses and other liabilities	(1,227)	(50)
Income tax payable/receivable	(28)	674

Net cash provided by (used in) operating activities	2,187	(2,621)
Investing Activities
Purchases of property and equipment	(1,475)	(1,933)
Proceeds from maturities of short-term investments	—	500
Release of restricted cash	—	1,741
Proceeds from sale of property and equipment	42	87
Acquisition of business, net of cash acquired	—	(1,012)
Purchase of intangibles	(18)	(83)

Net cash used in investing activities	(1,451)	(700)
Financing Activities
Line of credit borrowings, net	74	2,697
Principal payments on notes payable	(459)	(409)
Proceeds from issuance of notes payable	—	788
Principal payments on capital leases	(357)	(420)
Proceeds from exercise of stock options	—	34

Net cash provided (used in) by financing activities	(742)	2,690
Effect of exchange rate changes on cash	(78)	(93)

Net decrease in cash and cash equivalents	(84)	(724)
Cash at beginning of year	555	1,279

Cash at end of year	$471	$555

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$636	$488
Income taxes	$—	$2
Summary of noncash financing and investing activities:
Acquisition of property and equipment through capital leases	$575	$327
Non-cash income tax benefit related to the exercise of stock options	$—	$4

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies

Basis of Presentation

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

The Company designs, develops, manufactures and distributes high quality and high performance products for the action sports, motor sports and youth lifestyle markets. The Company’s current products include sunglasses, snowsport and motocross goggles and branded accessories. Spy Optic, S.r.l., a wholly owned subsidiary, was incorporated in Italy in July 2001. Spy Optic, S.r.l. manages the distribution, sales, customer service and administration for the Company’s business outside of North America. Spy Optic, Inc., a California corporation, was formed on December 20, 2004 as a wholly owned subsidiary. In January 2006, the Company completed the acquisition of its primary manufacturer LEM S.r.l. (“LEM”). See Note 17 “Acquisitions” of the Notes to the Consolidated Financial Statements.

Basis of Presentation

The accompanying consolidated financial statements of Orange 21 Inc. and its subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.

Capital Resources

The Company is dependent upon cash on hand, cash flow from operations and lines of credit to meet its liquidity needs. The Company believes existing cash on hand together with available borrowings on lines of credit, funds generated from operations and net proceeds raised in 2009 through a Rights Offering, will be sufficient to meet its operating cash requirements for at least the next 12 months. Although the Company believes it has sufficient funds to operate its business over the next twelve months, existing sources of cash and cash flows may not be sufficient to fund activities. As a result, the Company may need to raise additional funds, and such funds may not be available on favorable terms, or at all, particularly given current economic conditions and the recent turmoil in the credit market. Furthermore, if the Company issues equity or convertible debt securities to raise additional funds, existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of its existing stockholders. If the Company incurs additional debt, it may increase its leverage relative to its operations or to its equity capitalization. If the Company cannot raise funds on acceptable terms or generate funds from operations, it may need to further reduce its expenditures and it may not be able to develop or enhance its products, execute its business plan, take advantage of future opportunities, or respond to competitive pressures.

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

Accounts Receivable, Reserve for Refunds and Returns and Allowance for Doubtful Accounts

Throughout the year, the Company performs credit evaluations of its customers, and adjusts credit limits based on payment history and the customer’s current creditworthiness. The Company continuously monitors its collections and maintains a reserve for estimated credits. The Company reserves for estimated future refunds and returns at the time of shipment based upon historical data and adjusts reserves as considered necessary. The Company makes judgments as to its ability to collect outstanding receivables, including amounts due from No Fear (see Note 12), and provides allowances for anticipated bad debts and refunds. Provisions are made based upon a review of all significant outstanding invoices and overall quality and age of those invoices not specifically reviewed. In determining the provision for invoices not specifically reviewed, the Company analyzes collection experience, customer credit-worthiness and current economic trends. If the data used to calculate these allowances does not reflect future ability to collect outstanding receivables, an adjustment in the reserve for refunds may be required. Historically, the Company’s losses have been consistent with estimates, but there can be no assurance that it will continue to experience the same credit loss rates that it has experienced in the past. Unforeseen, material financial difficulties experienced by its customers could have an adverse impact on profits.

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

Intangible assets consist of trademarks, patents and a customer related intangible that are being amortized on a straight-line basis over 5 to 8.3 years. Amortization expense was approximately $103,000 and $141,000 for the years ended December 31, 2008 and 2007, respectively. Amortization expense related to intangible assets at December 31, 2008 in each of the next five years and beyond is expected to be incurred as follows:

(Thousands)
2009	$94
2010	93
2011	88
2012	70
2013	53
Thereafter	3

$401

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Under SFAS No. 144, the Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may differ. If the sum of the undiscounted cash flows is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company’s assessment of recoverability. Numerous factors, including changes in the Company’s business, industry segment or the global economy could significantly impact management’s decision to retain, dispose of or idle certain of its long-lived assets. For the years ended December 31, 2008 and 2007, the Company recorded impairment charges of approximately $250,000 and $147,000, respectively. See Note 4, “Property and Equipment”, for information regarding asset impairment charges recognized by the Company. At December 31, 2008 and 2007, no impairment of the intangible assets had occurred and the amortization periods remain appropriate.

Goodwill

Goodwill is not amortized, but instead is measured for impairment at least annually on October 1 to allow for the necessary time to complete an external valuation of the reporting units based on the best estimate at that date. The Company also tests for impairment if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. The Company evaluates the recoverability of goodwill based on a two-step impairment test. The first step compares the fair value of each reporting unit, with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. The fair value of each reporting unit is determined using a combination of the income approach and the market approach. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. The present value of estimated future cash flows uses estimates of profit for the reporting units, driven by assumed market growth rates and assumed market segment share and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that the Company uses to manage the underlying business. Under the market approach, fair value is estimated based on market multiples of earnings for comparable companies and similar transactions.

The Company uses a discounted cash flow model to estimate the fair value of reporting units, which involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the extent of such charge. Estimates and assumptions critical to the Company’s fair value estimates under the discounted cash flow models include discount rates, royalty rates and cash flow projections and inherent in cash flow projections are estimates regarding projected revenue growth rates, projected cost reductions and efficiencies and projected long-term growth rates in the determination of terminal values.

The Company measures the amount of any goodwill impairment based upon the estimated fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets and estimates the implied fair value of goodwill. The Company identifies the unrecognized intangible assets, such as trade name and customer relationships, and uses discounted cash flow models to estimate the values of the reporting unit’s recognized and unrecognized intangible assets. The estimated values of the reporting unit’s intangible assets and net tangible assets are deducted from the reporting unit’s total value to determine the implied fair value of goodwill. An impairment charge is recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill.

The Company performed its annual test of goodwill on October 1, 2008 and determined that the fair values of the reporting units exceeded their carrying values, with a “cushion” of approximately 4% on a combined fair value basis. Since there were no indications of impairment the second step was not performed.

With the recent significant deterioration in the retail business climate as well as a large decline in the market value of the Company’s common stock during the fourth quarter for the year ended December 31, 2008, the Company determined an interim evaluation of goodwill impairment was warranted. As a result of this interim testing, the Company determined that the goodwill associated with the January 2006 acquisition of its primary manufacturer, LEM, is fully impaired. The Company has recorded a pre-tax non-cash goodwill impairment charge of $8.4 million in its December 31, 2008 financial statements. See also Note 17.

Point-of-Purchase Displays

During June 2007, the Company expensed approximately $2.0 million (the balance net of accumulated depreciation) of point-of-purchase displays in the U.S. to sales and marketing expense, as a result of transferring ownership of these displays to customers. In addition, in the U.S., current point-of-purchase displays are no longer capitalized since the displays are owned by the customers. The cost of these displays is currently being charged to sales and marketing expense.

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

Advertising

The Company expenses advertising costs as incurred. Total advertising expense was approximately $464,000 and $612,000 for the years ended December 31, 2008 and 2007, respectively.

Product Warranty

The Company warrants its products for one year. The standard warranty requires the Company to replace any product or portion thereof that is deemed a manufacturer’s defect. The Company records warranty expense as incurred and records the expense in cost of sales. Based on historical evidence and future estimates warranty expense is not considered to be material for additional accrual.

Research and Development

The Company expenses research and development costs as incurred.

Shipping and Handling

The Company records shipping and handling costs charged to customers as revenue and other shipping and handling costs to cost of sales as incurred.

Financial Instruments

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), as of January 1, 2008, which did not have a material impact on the consolidated financial statements. Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash, accounts receivable, accounts payable and accrued expense and other short-term liabilities.

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

The Company uses forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in its forecasted purchase of products at prices denominated in currencies other than the U.S. Dollar. For derivative instruments that are designated and qualify as cash flow hedges, the Company records the effective portion of the gain or loss on the derivative in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. The Company reports the effective portion of cash flow hedges in the same financial statement line as the changes in the value of the hedged item. As of December 31, 2008 and 2007, the notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges were $0 for each period. As of December 31, 2008 and 2007, a net gain of approximately $0 and $11,000, respectively, related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive income.

Net gains on cash flow hedges included in OCI are as follows:

	Year Ended December 31,
	2008	2007
	(Thousands)
Beginning balance	$11	$355
Change in net gains	—	21
Net losses reclassified into earnings	(11)	(365)

Accumulated other comprehensive income	$—	$11

During the years ended December 31, 2008 and 2007, the Company did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

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

	Year Ended December 31,
	2008	2007
	(Thousands)
Weighted average common shares outstanding – basic	8,170	8,126
Assumed conversion of dilutive stock options, restricted stock and warrants	—	—

Weighted average common shares outstanding – dilutive	8,170	8,126

The following potentially dilutive instruments were not included in the diluted per share calculation for periods presented as their inclusion would have been antidilutive:

	Year Ended December 31,
	2008	2007
	(Thousands)
Stock options	1,279	938
Restricted stock	22	38
Warrants	147	147

Total	1,448	1,123

Income Taxes

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company recorded a full valuation allowance for the Company’s U.S. operations at December 31, 2008. Based on the projections for the taxable income for the future, management had determined that it was more likely than not that the deferred tax assets, net of the valuation allowance of $3,164,000, would be realized in the U.S. at December 31, 2007. At December 31, 2008 and 2007, the Company recorded a full valuation allowance for its wholly owned subsidiaries, Spy Optic, S.r.l. and LEM.

Royalties

The Company has several royalty agreements with third parties which represent agreements that the Company has with several athletes to use them in endorsing or advertising several of its products.

Comprehensive Income (Loss)

Comprehensive income (loss) represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive income (loss). Total comprehensive loss for the years ended December 31, 2008 and 2007 was $16.8 million and $7.0 million, respectively.

The components of accumulated other comprehensive income, net of tax, are as follows:

	December 31,
	2008	2007
	(Thousands)
Unrealized gain on cash flow hedges, net of tax	$—	$11
Equity adjustment from foreign currency translation	530	1,882
Unrealized gain on foreign currency exposure of net investment in foreign operations	372	633

Accumulated other comprehensive income	$902	$2,526

Share-Based Compensation

The Company accounts for share-based compensation in accordance with SFAS No. 123(R) “Share-Based Payments” (“SFAS No. 123(R)”), which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which the employee is required to provide service in exchange for the award—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. Subsequent to the issuance of SFAS No. 157, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”). FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted all the provisions of SFAS No. 157 on January 1, 2008 with the exception of the application of the Statement to non-recurring nonfinancial assets and nonfinancial liabilities; however, the adoption did not have an impact to the Company’s unaudited financial statements for the year ended December 31, 2008.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which is effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement became effective for the Company on January 1, 2008 and had no impact on the Company’s unaudited financial statements for the year ended December 31, 2008.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement identifies the sources of accounting principles and framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with U.S. GAAP. SFAS No. 162 was effective November 15, 2008. The Company does not expect that the adoption of this pronouncement will have a material impact on its consolidated financial statements.

2.	Accounts Receivable

Accounts receivable consisted of the following:

	December 31,
	2008	2007
	(Thousands)
Trade receivables	$10,068	$13,240
Less allowance for doubtful accounts	(1,052)	(775)
Less allowance for returns	(2,025)	(1,955)

Accounts receivable, net	$6,991	$10,510

3.	Inventories

Inventories consisted of the following:

	December 31,
	2008	2007
	(Thousands)
Raw materials	$1,679	$1,756
Work in process	909	350
Finished goods	9,110	9,191

Inventories, net	$11,698	$11,297

The Company’s balances are net of an allowance for obsolescence of approximately $1,284,000 and $2,264,000 at December 31, 2008 and 2007, respectively.

4.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2008	2007
	(Thousands)
Displays	$1,034	$931
Molds and tooling	2,231	1,664
Machinery and equipment	5,281	5,212
Buildings and leasehold improvements	2,486	2,496
Computer equipment and software	2,232	1,909
Furniture and fixtures	630	695
Vehicles	287	458

	14,181	13,365
Less accumulated depreciation and amortization	(8,764)	(7,590)

Property and equipment, net	$5,417	$5,775

Impairment charges of $250,000 were recorded during the year ended December 31, 2008. Approximately $92,000 relates to molds and tooling no longer in service and is recorded under the caption “Cost of Sales” in the accompanying Consolidated Statement of Operations. The remaining $158,000 relates to property and equipment no longer in service, of which $100,000, $48,000 and $10,000 are recorded under the captions “Cost of sales,” Sales and marketing” and “General and administrative,” respectively, in the accompanying Consolidated Statements of Operations. Impairment charges of $147,000 were recorded during the year ended December 31, 2007 related to molds and tooling no longer in service and is recorded under the caption “Cost of sales” in the accompanying Consolidated Statement of Operations.

Depreciation and amortization expense was approximately $1,983,000 and $2,809,000 for the years ended December 31, 2008 and 2007, respectively. During June 2007, the Company expensed approximately $2.0 million (the balance net of accumulated depreciation) of point-of-purchase displays in the U.S. to sales and marketing expense, as a result of transferring ownership of these displays to customers. In addition, in the U.S., future point-of-purchase displays are no longer capitalized since the displays are owned by the customers. The cost of these displays is currently being charged to sales and marketing expense.

5.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,
	2008	2007
	(Thousands)
Compensation and benefits	$2,570	$3,060
Sales and marketing	348	511
Production and warehouse	161	425
Commissions	302	399
Customers with credit balances	178	215
Other	150	203
Professional fees	159	151

	$3,868	$4,964

6.	Financing Arrangements

Credit Facilities

On February 26, 2007, Spy Optic, Inc. entered into a Loan and Security Agreement (“Loan Agreement”) with BFI Business Finance (“BFI”) with a maximum borrowing capacity of $5.0 million, which was subsequently modified on December 7, 2007 and February 12, 2008 to extend the maximum borrowing capacity to $8.0 million and affect certain other changes. Actual borrowing availability under the Loan Agreement is based on eligible trade receivable and inventory levels of Spy Optic, Inc. Loans extended pursuant to the Loan Agreement will bear interest at a rate per annum equal to the prime rate as reported in the Western Edition of the Wall Street Journal from time to time plus 2.5% with a minimum monthly interest charge of $2,000. The Company granted BFI a security interest in substantially all of Spy Optic, Inc.’s assets as security for its obligations under the Agreement. Additionally, the obligations under the Loan Agreement are guaranteed by Orange 21 Inc.

The Loan Agreement imposes certain covenants on Spy Optic, Inc., including, but not limited to, covenants requiring the Company to provide certain periodic reports to BFI, inform BFI of certain changes in the business, refrain from incurring additional debt in excess of $100,000 and refrain from paying dividends. Spy Optic, Inc. also established a bank account in BFI’s name into which collections on accounts receivable and other collateral are deposited (the “Collateral Account”). Pursuant to the deposit control account agreement between Spy Optic, Inc. and BFI with respect to the Collateral Account, BFI is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to Spy Optic, Inc. any amounts remaining after payment of all amounts due under the Loan Agreement. To secure its obligations under the guaranty, Orange 21 Inc. granted BFI a blanket security interest in substantially all of its assets. The Company was in compliance with the covenants under the Loan Agreement at December 31, 2008.

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

At December 31, 2008, there were outstanding borrowings of $3.8 million under the Loan Agreement, bearing an interest rate of 5.8% and availability under this line of $0.8 million.

The Company has a 1.4 million Euros line of credit in Italy with San Paolo IMI for LEM. Borrowing availability is based on eligible accounts receivable and export orders received at LEM. At December 31, 2008, there was approximately 13,000 Euros available under this line of credit. At December 31, 2008 and 2007, outstanding amounts under this line of credit amounted to $1.9 million and $1.3 million, respectively. The interest rate at December 31, 2008 was 5.14%.

If the Company is able to achieve anticipated net sales, manage its inventory and manage operating expenses, the Company believes that its cash on hand, including proceeds received in its right offering (see Note 18) and available loan facilities will be sufficient to enable the Company to meet its operating requirements for at least the next 12 months. The Company’s future capital requirements will depend on many factors, including its ability to maintain or grow net sales, the ability to reduce and manage its expenses and its expected capital expenditures among others. The Company may be required to seek additional equity or debt financing in the future, which would result in additional dilution of its stockholders. Additional debt financing would result in increased interest expense and could result in covenants that would restrict its operations. If future financing is not available or is not available on acceptable terms, the Company may not be able to fund its future needs which could also restrict its operations.

7.	Notes Payable

Notes payable at December 31, 2008 consist of the following:

(Thousands)
Unsecured San Paolo IMI long-term debt, EURIBOR 6 months interest rate plus 1.0% spread, payable in half year installments due from March 2007 to February 2011	$477
Unsecured long-term debt, EURIBOR 1-month interest rate plus 1.5% spread, payable in half year installments due from December 2005 to December 2010	105
Unsecured long-term debt, fixed interest rate at 0.5%, payable in half year installments due from December 2005 to December 2010	42
Secured notes payable for software purchases, 4.55% interest rate with monthly payments of $15,000 due through August 2009 and 7.45% interest rate with monthly payments of $4,200 due through March 2010. Both secured by software.	217

841
Less current portion	(484)

Notes payable, less current portion	$357

Future minimum payments under long-term debt agreements are as follows:

Year ended December 31,	Thousands
2009	$484
2010	319
2011	38

Total	$841

8.	Stockholder’s Equity

Common Stock

During 2008 and 2007 an aggregate of 15,000 and 51,875 shares of common stock, respectively, were issued to individuals upon vesting of restricted stock awards.

During December 2007, options with respect to 9,375 shares of common stock held by one individual were exercised at a price of $3.20, resulting in the issuance of 9,375 shares of common stock for aggregate proceeds of approximately $30,000.

Shares Reserved

The Company had 100,000,000 authorized shares of common stock at December 31, 2008. The table below outlines common shares reserved for future issuance:

(Thousands)
Total Authorized Shares	100,000
Common shares issued	(8,177)
Shares reserved for future issuance:
Stock options outstanding	(1,279)
Restricted stock awards	(22)
Warrants	(147)

Remaining Authorized Shares	90,375

9.	Share-Based Compensation

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

Stock Option Activity

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(Thousands)
Options outstanding at December 31, 2006	804,688	$6.64
Granted	276,000	$5.73
Exercised	(9,375)	$3.20		$10
Forfeited	(133,438)	$5.68

Options outstanding at December 31, 2007	937,875	$6.54
Granted	590,000	$3.00
Expired	(179,375)	$6.93
Forfeited	(70,000)	$3.56

Options outstanding at December 31, 2008	1,278,500	$5.02	6.65	$—

Options exercisable at December 31, 2008	631,722	$6.67	5.74	$—

Intrinsic value is defined as the difference between the relevant current market value of the common stock and the grant price for options with exercise prices less than the market values on such dates. During the years ended December 31, 2008 and 2007, the Company received $0 and $30,000, respectively, in cash proceeds from the exercise of stock options. The $4,000 tax benefit realized from the exercise of stock options in 2007 is included in additional paid in capital in the statement of stockholders’ equity and in the financing activities of the statement of cash flows.

Information regarding stock options outstanding as of December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Price Range	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Shares	Weighted- Average Exercise Price
$ 1.50 - $1.60	141,250	$1.52	2.87	31,250	$1.60
$ 1.61 - $3.23	116,250	$3.20	3.63	31,250	$3.20
$ 3.28	250,000	$3.28	9.75	—	$—
$ 3.29 - $5.11	140,000	$4.21	8.27	62,222	$4.99
$ 5.38	186,000	$5.38	8.66	62,000	$5.38
$ 5.39 - $6.46	190,000	$6.24	7.20	190,000	$6.24
$ 8.75	255,000	$8.75	4.33	255,000	$8.75

Total	1,278,500	$5.02	7.64	631,722	$6.67

Restricted Stock Award Activity

The Company periodically issues restricted stock awards to certain directors and key employees subject to certain vesting requirements based on future service.

	Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2006	110,000	$4.99
Released	(51,875)	4.96
Forfeited	(20,625)	5.01

Non-vested at December 31, 2007	37,500	$5.01
Released	(15,000)	5.01

Non-vested at December 30, 2008	22,500	$5.01

The Company recognized the following share-based compensation expense during the years ended December 31, 2008 and 2007 in accordance with SFAS No. 123(R):

	Year Ended December 31,
	2008	2007
	(Thousands)
Stock options
General and administrative expense	$463	$327
Selling and marketing	1
Cost of sales	6
Restricted stock
General and administrative expense	76	130
Selling and marketing	24	11
Research and development	17	7

Total	587	475
Income tax benefit	(200)	(162)

Stock-based compensation expense, net of taxes	387	313

Effect of stock-based compensation on net loss per share:
Basic	(0.05)	(0.04)
Diluted	(0.05)	(0.04)

The following table summarizes the approximate unrecognized compensation cost for the share-based compensation awards and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Expense	Weighted Average Remaining Years
	(Thousands)
Stock options	$870	2.60
Restricted stock awards	145	1.45

Total	$1,015

Determining Fair Value under SFAS No. 123(R)

Valuation and Amortization Method.    The Company uses the Black-Scholes option-pricing valuation model (single option approach) to calculate the fair value of stock option grants. For options with graded vesting, the option grant is treated as a single award and compensation cost is recognized on a straight-line basis over the vesting period of the entire award.

Expected Term.    The expected term of options granted represents the period of time that the option is expected to be outstanding. The Company estimates the expected term of the option grants based on historical exercise patterns that it believes to be representative of future behavior as well as other various factors.

Expected Volatility.    The Company estimates its volatility using our historical share price performance over the expected life of the options, which management believes is materially indicative of expectations about expected future volatility.

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

Forfeitures.    SFAS No. 123(R) requires companies to estimate forfeitures at the time of grant and revise those estimates in subsequent reporting periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.

The following weighted average assumptions were used to estimate the fair value of options granted during the years ended December 31, 2008 and 2007:

	Year ended December 31,
	2008	2007
Expected volatility	61.1%	51.5%
Risk-free interest rate	3.0%	4.6%
Expectation term (in years)	4.4	5.0
Dividend yield	—	—

10.	Income Taxes

Income tax expense attributed to income from operations consists of:

	Year Ended December 31,
	2008	2007
	(Thousands)
Current
Federal	$—	$(29)
State	2	(27)
Foreign	228	202

Total	230	146
Deferred
Federal	1,864	838
State	585	418
Foreign	7	50

Total	2,456	1,306

Income tax provision	$2,686	$1,452

The components that comprise deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
	(Thousands)
Deferred tax assets:
NOL carryforwards	$4,812	$3,494
Allowance for doubtful accounts	307	186
Compensation and vacation accrual	191	96
Reserve for returns and allowances	773	734
Unrealized foreign currency loss	50	342
Inventory reserve	223	319
Foreign deferred tax asset before valuation allowance	3,056	2,777
Non-cash compensation	220	209
Depreciation and amortization	84	225
Benefit of state tax items	1	1
Other	85	6

Gross deferred tax assets	9,802	8,389
Deferred tax liabilities:
Foreign deferred tax liability	(391)	—
Unrealized foreign currency loss	—	(7)

Net deferred tax asset before valuation allowance	9,411	8,382
Valuation allowance	(9,802)	(6,325)

Net deferred tax asset (liability)	$(391)	$2,057

The reconciliation of computed “expected” income taxes to effective income tax expense by applying the federal statutory rate of 34% is as follows:

	Year Ending December 31,
	2008	2007
	(Thousands)
Computed “expected” tax expense	$(4,214)	$(2,076)
State taxes, net of federal benefit	(723)	(355)
Foreign tax expense	235	251
Foreign subsidiary (income) loss	3,631	353
Permanent items	161	28
U.S. valuation allowances	3,592	3,164
Other, net	4	87

	$2,686	$1,452

The change in the valuation allowance for the years ended December 31, 2008 and 2007 was an increase of $3,477,000 and $3,578,000, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance of $9,802,000 for its worldwide operations at December 31, 2008. Based on the projections for the taxable income for the future, management had determined that it was more likely than not that the deferred tax assets, net of the valuation allowance of $6,325,000, would be realized worldwide at December 31, 2007. The Company has recorded a $6,746,000 and $3,164,000 valuation allowance for its U.S. Operations at December 31, 2008 and 2007, respectively. The Company has recorded a $1,491,000 and $1,642,000 valuation allowance for its wholly owned subsidiary, Spy Optic, S.r.l. at December 31, 2008 and 2007, respectively. The Company has recorded a $1,565,000 and $1,519,000 valuation allowance for its wholly owned subsidiary, LEM at December 31, 2008 and 2007, respectively.

11.	Employee Benefit Plans

In 1998, the Company adopted the Spy Optic 401(k) Plan, or the “Plan.” The Plan covers all employees who meet the eligibility requirements of a minimum of 270 hours of service and 18 years of age. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under the provisions of the Plan, eligible participants may contribute up to 15% of their annual compensation, not to exceed the maximum legal deferral. The Company is not required to contribute to the Plan and made no contributions to the Plan during the years ended December 31, 2008 and 2007.

12.	Related Party Transactions

Customer Sales

At December 31, 2008, No Fear, Inc. (“No Fear”) and its affiliates beneficially owned approximately 14% of the Company’s outstanding common stock. In addition, No Fear and its subsidiaries, No Fear Retail Stores, Inc. (“No Fear Retail”) and No Fear MX Europe, own retail stores in the U.S. and Europe that purchase products from the Company. Aggregated sales to the No Fear Retail stores during 2008 and 2007 were approximately $1.2 million and $1.3 million, respectively. Accounts receivable due from the No Fear Retail stores amounted to $429,000 and $642,000 at December 31, 2008 and 2007, respectively. All of the $429,000 due at December 31, 2008 was past due as of April 12, 2009.

Aggregated sales to the No Fear MX Europe stores during 2008 and 2007 were approximately $1.0 million and $1.1 million, respectively. Accounts receivable due from the No Fear MX Europe stores amounted to $429,000 and $849,000 at December 31, 2008 and 2007, respectively. All of the $429,000 was past due as of April 12, 2009.

As a result of their past due balances, the Company has ceased shipments to No Fear Retail and No Fear MX Europe until each of their accounts is brought current. Although the Company is vigorously seeking to collect amounts owed to it by No Fear Retail and No Fear MX Europe, there is no guarantee that either No Fear Retail or No Fear MX Europe will pay the Company the amounts owed for product purchases and the Company may have to resort to litigation to collect these amounts. On January 12, 2009, the Company sent a demand letter to No Fear Retail for payment no later than January 23, 2009 and is currently in settlement discussions with No Fear. There can be no assurances that an agreement will be reached.

13.	Commitments and Contingencies

Operating Leases

The Company leases its principal administrative and distribution facilities in Carlsbad, California and a warehouse facility in Varese, Italy, which is used primarily for international sales and distribution. LEM leases four buildings in Italy that are used for office space, warehousing and manufacturing. In addition, the Company utilizes some third party warehousing in both the United States and Europe. The Company also leases certain computer equipment, vehicles and temporary housing in Italy. Rent expense was approximately $771,000 and $719,000 for the years ended December 31, 2008 and 2007, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Year Ending December 31,	(Thousands)
2009	$198
2010	8
2011	8
2012	4

Total	$218

Capital Leases

Future minimum lease payments under capital leases at December 31, 2008 are as follows:

Year Ending December 31,	(Thousands)
2009	$545
2010	344
2011	282
2012	77
2013	56
Thereafter	84

Total minimum lease payments	1,388
Amount representing interest	(151)

Present value of minimum lease payments	1,237
Less current portion	(483)

Long-term portion	$754

The cost of buildings and improvements and machinery and equipment under capital leases at December 31, 2008 was approximately $1,371,000 and $1,148,000, respectively. The amount of accumulated depreciation at December 31, 2008 was $311,000 and $153,000, respectively. Amortization of assets held under capital leases is included in depreciation expense.

Athlete Contracts

The Company has entered into endorsement contracts with athletes to actively wear and endorse the Company’s products. These contracts are based on minimum annual payments and may include additional performance-based incentives and/or product-specific sales incentives.

The minimum annual contracted payments as of December 31, 2008 are as follows:

Year Ending December 31,	(Thousands)
2009	327
2010	68

Total	$395

Product Development and Design Services

In January 2009, the Company entered into a non-exclusive agreement with Bartolomasi, Inc. for the design and development of sunglasses, goggles and RX frames. Bartolomasi, Inc. has agreed to provide services to the Company as an independent consultant through January 4, 2011 and to be bound by confidentiality obligations. Under the agreement, Bartolomasi, Inc. assigns all ideas, inventions and other intellectual property rights created or developed on the Company’s behalf during the term of the agreement to the Company. The agreement may be terminated by either party with or without cause upon 60 day prior written notice. The agreement has minimum monthly payments totaling $180,000 per annum in both 2009 and 2010.

Litigation

From time to time the Company may be party to lawsuits in the ordinary course of business. The Company is not currently a party to any material legal proceedings.

Contingent Liability

Mark Simo, a former member of the Company’s Board of Directors and the Company’s former Chief Executive Officer (“CEO”), has asserted that the Company owes him approximately $600,000 for compensation related to his services as CEO from October 2006 through September 2008. Mr. Simo previously refused to accept compensation for his services with respect to approximately the first year of his term as CEO, and no agreement was ever reached with him as to compensation arrangements for the period thereafter until the termination of his service as our CEO. The Company has recorded a liability (without conceding any legal liability) of approximately $300,000 with respect to Mr. Simo’s compensation claim; however, there is no guarantee that we will be able to reach an agreement with Mr. Simo as to how much, if anything, we owe him for his services as CEO.

14.	Concentrations

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company grants unsecured credit to substantially all of its customers. Management does not believe that it is exposed to any extraordinary credit risk as a result of this policy.

The Company maintains cash balances at various financial institutions primarily located in San Diego and in Italy. Accounts at the U.S. institutions are secured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer

For the years ended December 31, 2008 and 2007, the Company had no sales to third party customers that accounted for 10% or more of total net sales.

Supplier

For the years ended December 31, 2008 and 2007, the Company had no purchases from third party suppliers that accounted for 10% or more of the Company’s total purchases.

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

Information related to the Company’s operating segments is as follows:

	Year Ended December 31,
	2008	2007
	(Thousands)
Net sales:
Distribution	$41,936	$40,632
Manufacturing	5,340	5,909
Intersegment	13,940	13,978
Eliminations	(13,940)	(13,978)

Total	$47,276	$46,541

Operating income (loss):
Distribution	$(3,852)	$(6,057)
Manufacturing	(8,009)	17

Total	$(11,861)	$(6,040)

Net income (loss):
Distribution	$(6,704)	$(7,530)
Manufacturing	(8,508)	(464)

Total	$(15,212)	$(7,994)

	December 31,
	2008	2007
	(Thousands)
Tangible long-lived assets:
Distribution	$1,915	$2,225
Manufacturing	3,502	3,550

Total	$5,417	$5,775

The Company markets its products domestically and internationally, with its principal international market being Europe. Revenue is attributed to the location from which the product was shipped. Identifiable assets are based on location of domicile.

	Year Ended December 31,
	U.S. and Canada	Europe and Asia Pacific	Consolidated	Intersegment
		(Thousands)		(Thousands)

	2008			2008
Net sales	$33,510	$13,766	$47,276	$13,940

	2007			2007
Net sales	$33,732	$12,809	$46,541	$13,978

	December 31,
	2008	2007
	(Thousands)
Tangible long-lived assets:
U.S. and Canada	$1,418	$1,648
Europe and Asia Pacific	3,999	4,127

Total	$5,417	$5,775

16.	Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Thousands, except per share data)
Year ended December 31, 2008:
Net sales	$11,554	$13,984	$12,042	$9,696
Gross profit	5,444	6,945	5,913	2,994
Loss before provision (benefit) for income taxes	(1,120)	(235)	59	(11,230)
Net income (loss)	(851)	(273)	6	(14,094)
Basic net income (loss) per share	$(0.10)	$(0.03)	$0.00	$(1.72)
Diluted net income (loss) per share	$(0.10)	$(0.03)	$0.00	$(1.72)

Year ended December 31, 2007:	(As Restated)	(As Restated)	(As Restated)
Net sales	$9,389	$11,956	$13,179	$12,017
Gross profit	4,923	7,079	6,553	4,259
Loss before provision (benefit) for income taxes	(2,262)	(2,030)	(24)	(2,226)
Net loss	(1,673)	(1,601)	(58)	(4,662)
Basic net loss per share	$(0.21)	$(0.20)	$(0.01)	$(0.57)
Diluted net loss per share	$(0.21)	$(0.20)	$(0.01)	$(0.57)

17.	Acquisitions

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

Goodwill at December 31, 2008 and 2007 was $0 and $9.7 million, respectively. The change in goodwill from date of acquisition to December 31, 2007 represents a difference in foreign exchange spot rates used in translation of LEM’s books during consolidation in accordance with FAS No. 52. With the recent significant deterioration in the retail business climate as well as a large decline in the market value of the Company’s common stock during the fourth quarter for the year ended December 31, 2008, the Company performed an interim evaluation of goodwill impairment. As a result of this interim evaluation, the Company determined that the goodwill associated with the January 2006 acquisition of LEM was fully impaired and recorded a pre-tax non-cash goodwill impairment charge of $8.4 million in its December 31, 2008 financial statements. See Note 1 for further information.

18.	Subsequent event

On January 22, 2009 the Company launched a rights offering to raise a maximum of $7.6 million pursuant to which holders of the Company’s common stock, options and warrants, were entitled to purchase additional shares of the Company’s common stock at a price of $0.80 per share (the “Rights Offering”). The proceeds from the Rights Offering are expected to be used for general corporate purposes, which may include research and development, capital expenditures, payment of trade payables, working capital and general and administrative expenses. The Company may also use a portion of the net proceeds to acquire or invest in complementary businesses, products and technologies, although we have no current plans, commitments or agreements with respect to any such transactions.

In the Rights Offering, stockholders, option holders and warrant holders as of 5:00 p.m., New York City time January 21, 2009, were issued, at no charge, one subscription right for each share of common stock then outstanding or subject to outstanding options or warrants (whether or not currently exercisable). Each right entitled the holder to purchase one share of the Company’s common stock for $0.80 per share.

The Rights Offering was conducted via an existing effective shelf registration statement on Form S-3. An aggregate of 9,544,814 subscription rights were distributed in the Rights Offering entitling the Company’s stockholders, option holders and warrant holders to purchase up to 9,544,814 shares of the Company’s common stock at a price of $0.80 per share. The subscription rights were not transferable and were evidenced by subscription rights certificates. Fractional shares were not issued in the Rights Offering. The subscription rights issued pursuant to the Rights Offering expired at 5:00 p.m., New York City time, on March 6, 2009. As of March 18, 2009, approximately 3.0 million shares of the Company’s common stock had been purchased in the Rights Offering for an aggregate of approximately $2.4 million.

Orange 21 Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

For the Years Ended December 31, 2008 and 2007

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(Thousands)
Allowance for doubtful accounts:
Year ended December 31, 2008	$775	$690	$(413)	$1,052
Year ended December 31, 2007	$847	$198	$(270)	$775
Allowance for sales returns:
Year ended December 31, 2008	$1,955	$88	$(18)	$2,025
Year ended December 31, 2007	$2,032	$85	$(162)	$1,955
Allowance for inventory reserve:
Year ended December 31, 2008	$2,264	$307	$(1,287)	$1,284
Year ended December 31, 2007	$3,677	$471	$(1,884)	$2,264

Note:	Additions to the allowance for doubtful accounts are charged to bad debt expense. Additions to the allowance for sales returns are charged against revenues. Additions to the allowance for inventory reserve are charged against cost of goods sold.

All other schedules have been omitted because they are either inapplicable or the required information has been provided in the Consolidated Financial Statements or the Notes thereto.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Disclosure Control and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2008, the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time frames specified by the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles, and that provide reasonable assurance that our receipts and expenditures are made in accordance with management authorization; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting, however well designed and operated, can provide only reasonable, and not absolute, assurance that the controls will prevent or detect misstatements. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only the reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.

Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2008, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (or the “COSO” criteria). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Board currently consists of seven members divided into three classes, each serving staggered three-year terms. The current Class I directors are David R. Mitchell and Greg Theiss. The Class II directors are Harry Casari and Seth Hamot. The Class III directors are John Pound, Theodore D. Roth and A. Stone Douglass.

Biographical information concerning the Class I directors, who will serve until the 2011 Annual Meeting of the Stockholders, is set forth below.

Name	Served as Director Since	Age	Principal Business Experience
David R. Mitchell	2003	42	David Mitchell has served on our Board of Directors since April 2003. Since August 2003, Mr. Mitchell has served as a principal with Transportation Resource Partners, a private equity business affiliated with the Penske Corporation. From May 2002 to July 2003, Mr. Mitchell served as a Vice President of Penske Corporation. From January 1999 to April 2002, Mr. Mitchell served as a partner in R.J. Peters and Company, a private equity investment and financial advisory company. From July 1994 to January 1999, Mr. Mitchell was a Senior Manager with Deloitte Consulting.

Greg Theiss	2004	50	Greg Theiss has served on our Board of Directors since August 2004. Since 1980, Mr. Theiss has owned and operated Forest Enterprises, LLC, a real estate investment management company.

Biographical information concerning the Class II directors, who will serve until the 2009 Annual Meeting of the Stockholders, is set forth below.

Name	Served as Director Since	Age	Principal Business Experience
Harry Casari	2004	73	Harry Casari has served on our Board of Directors since August 2004. Since 1994, Mr. Casari has been a private investor. Mr. Casari worked as a certified public accountant for Ernst & Young LLP from 1969 until 1994 when he retired as a partner. Mr. Casari currently serves as Chairman of the Board of Directors of Meade Instruments Corporation (NASDAQ: MEAD), an optics and telescope manufacturer; a member of the Board of Directors of Cohu, Inc. (NASDAQ: COHU), a semiconductor equipment, television camera, metal detection instrumentation and microwave communications equipment manufacturer; and a member of the Board of Directors of RedEnvelope, Inc. (NASDAQ: REDE) a specialty gift retailer which voluntarily filed for Chapter 11 bankruptcy on April 17, 2008.

Name	Served as Director Since	Age	Principal Business Experience
Seth Hamot	2009	47	Seth Hamot has served on our Board of Directors since February 2009. He has served as Managing Member of Roark, Rearden & Hamot Capital Management, LLC (“RRHCM”) since 1997 and was the owner of its corporate predecessor, Roark, Rearden & Hamot, Inc. RRHCM is the investment manager to Costa Brava Partnership III L.P., an investment fund, whose principal business is to make investments in, buy, sell, hold, pledge and assign securities. Mr. Hamot is also President of Roark, Rearden & Hamot, LLC, the general partner of Costa Brava. Prior to 1997, Mr. Hamot was one of the partners of the Actionvest entities. Mr. Hamot is currently on the board of directors, audit committee and compensation committee of CCA Industries, Inc. (AMEX:CAW), a manufacturer of health and beauty aids, and on the board of directors of Telos Coproration, a networking and security products and services provider. Mr. Hamot graduated from Princeton University in 1983 with a degree in Economics.

Biographical information concerning the Class III directors, who will serve until the 2010 Annual Meeting of the Stockholders, is set forth below.

Name	Served as Director Since	Age	Principal Business Experience
John Pound	2006	54	John Pound has served on our Board of Directors since October 2006. Mr. Pound was Co-Chairman of the Board from October 2006 to August 2008. Mr. Pound has served as President and a director of Integrity Brands, Inc., a firm that originates and oversees investments in specialty retail and branded consumer products companies, since July 1997. Mr. Pound manages The Integrity Brands Fund L.P. Mr. Pound served as Executive Chairman of RedEnvelope, Inc., a specialty gift retailer from March 2007 to March 2008 and as its Chief Executive Officer from November 2007 to March 2008. He also served as a director of RedEnvelope, Inc. from August 2005 to March 2008 and as Chairman from February 2007 to March 2008. Red Envelope, Inc. voluntarily filed for Chapter 11 bankruptcy on April 17, 2008. He is also on the board, nominating and governance committee and compensation committee of The Gymboree Corporation (NASDAQ:GYMB), a branded specialty retailer of children’s apparel.

Name	Served as Director Since	Age	Principal Business Experience
Theodore D. Roth	2005	58	Ted Roth has served on our Board of Directors since October 2005. Mr. Roth is Managing Director of Roth Capital Partners, LLC, an investment banking firm headquartered in Newport Beach, CA, where he has been since 2003. Prior to Roth Capital, he was an executive at Alliance Pharmaceutical Corp., a publicly-owned specialty pharmaceutical development company, for 15 years, and spent 10 years with a privately-held manufacturing company in various financial and management positions. Mr. Roth is currently a member of the Boards of Directors of Alliance Pharmaceutical and BioMed Realty Trust, Inc. (NYSE: BMR). Additionally, Mr. Roth is active in the San Diego community, serving as a Director of the following: the San Diego Regional Chamber of Commerce (2002 Chairman), the San Diego Children’s Hospital & Health Center, and the San Diego International Sports Council.

A. Stone Douglass	2008	61	A. Stone Douglass has served on our Board of Directors since August 7, 2008 and as Chairman of the Board since August 20, 2008. Mr. Douglass has also served as our Chief Executive Officer since September 29, 2008. Mr. Douglass is an experienced merchant banker and business management consultant with extensive turnaround and restructuring experience. He has over 30 years of experience in finance and managing public and private companies, including acting as director and/or interim Chief Executive Officer of more than twenty companies. He is a Managing Director of Compass Partners, L.L.C., a merchant bank specializing in restructuring activities, Chief Executive Officer of Neocork Technologies, Inc., Chief Executive Officer of Virgil’s Tours, Inc. formerly known as Red Envelope, Inc. and a director of John Forsyth, an apparel manufacturer. Mr. Douglass also served on the Board of Directors and as Chief Executive Officer and Secretary of Steakhouse Partners, Inc. (OTCBB: STKP), the owner and operator of 23 full service Steakhouse restaurants located in seven states from July 2003, when he was appointed, as part of a turnaround effort, pursuant to the terms of a post-petition debtor-in-possession financing arrangement and an order of the bankruptcy court. Steakhouse Partners, Inc. voluntarily filed for Chapter 11 bankruptcy on May 15, 2008. Mr. Douglass earned a Bachelor of Science degree in Business Management from Farleigh Dickinson University in 1970.

Biographical information regarding our executive officers is below.

Name	Age	Position
A. Stone Douglass	61	Chief Executive Officer
Jerry Collazo	50	Chief Financial Officer

Our executive officers are appointed by the Board of Directors on an annual basis and serve at the discretion of the Board, subject to the terms of any employment agreements they may have with us. The following is a brief description of the present and past business experience of each of our executive officers.

See biographical information on A. Stone Douglass above.

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

Legal Proceedings

Except as set forth above, no officer, director, or persons nominated for such positions and no promoter or significant employee of our Company has been involved in legal proceedings that would be material to an evaluation of our management.

Audit Committee

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Board appoints the members and chairpersons of the Audit Committee. Each member of the Audit Committee is an independent director in accordance with the NASDAQ and SEC rules and regulations. Members include Harry Casari (Chairman and Audit Committee Financial Expert as determined by the Board), Theodore Roth and John Pound. Mr. Casari is determined to be the Audit Committee Financial Expert based on his employment as a certified public accountant for Ernst & Young LLP from 1969 until 1994 when he retired as a partner. The Audit Committee has a written charter approved by the Board. Copies of the Committee Charter can be found on our website at www.orangetwentyone.com. The Audit Committee assists the Board in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The Audit Committee is responsible for the appointment, compensation, retention and oversight of the independent accountants and for ensuring that the accountants are independent of management.

Code of Ethics

We have adopted a code of ethics (the “Code of Ethics”) that applies to our chief executive officer, chief financial officer, controller, and other key management employees. The Code of Ethics is attached as Exhibit 14.1 hereto and is available on our website at www.orangetwentyone.com. The Code of Ethics is designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

•	Full, fair, accurate, timely and understandable disclosure in reports and documents filed with, or submitted to, the Commission and in other public communications

•	Compliance with applicable governmental laws, rules and regulations

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

•	Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2008. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms that we received, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Item 11. Executive Compensation

Summary Compensation Table

The following table discloses the compensation paid to or earned from the Company during the years ended December 31, 2008 and 2007 by our Chief Executive Officer and next two most highly compensated executive officers (collectively referred to herein as the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Annual Compensation $ (Dollars)

Name and Principal Position	Year	Salary ($)(1)		Stock Award(s) ($)(2)		Option Award(s) ($)(3)		All Other Compensation ($)(4)		Total Compensation ($)
A. Stone Douglass Chairman and Chief Executive Officer	2008		$63,462		$—		$32,633		$1,500		$97,595

Mark Simo Former Co-Chairman and Former Chief Executive Officer	2008 2007	$ $	— —	$ $	— —	$ $	— 6,356	$ $	— —	$ $	— 6,356

Jerry Collazo Chief Financial Officer, Secretary and Treasurer	2008 2007	$ $	250,000 250,000	$ $	— 73,426	$ $	132,587 81,013	$ $	6,000 6,000	$ $	388,587 410,439

Barry Buchholtz Former President, Italian Operations	2008 2007	$ $	217,652 270,858	$ $	50,203 50,066	$ $	7,216 7,196	$ $	40,778 31,469	$ $	315,849 359,589

(1)	Mr. Douglass joined the Board on August 7, 2008 and was appointed Chairman of the Board effective August 20, 2008. Mr. Douglass was then appointed Chief Executive Officer on September 29, 2008. Mr. Simo served as Chief Executive Officer from October 2006 to September 2008 when he resigned. Mr. Simo served on the Board from October 2006 to December 2008 when he resigned and served as the Co-Chairman of the Board from October 2006 to August 2008. He did not receive a salary in 2008 or 2007. Mr. Bucholtz served as President, Italian Operations from October 2006 to November 2008 when he resigned. Included in Mr. Buchholtz’s 2008 salary is 146,864 Euros paid and converted to U.S. Dollars at an average exchange rate of 1.482 U.S. Dollars per Euro. Included in Mr. Buchholtz’s 2007 salary is 107,665 Euros paid and converted to U.S. Dollars at an average exchange rate of 1.3631 U.S. Dollars per Euro and $124,100 paid in U.S. Dollars.
(2)	Represents the amount of share-based compensation expense recognized, but without regard to forfeiture estimates, during the years ended December 31, 2008 and 2007 in the financial statements in accordance with SFAS No. 123(R) for restricted stock award grants under which the Named Executive Officer has the right to receive, subject to vesting, shares of our Common Stock. The assumptions used in the determination of the grant date fair value are set forth in the Note 9 of the Consolidated Financial Statements.
(3)	Represents the amount of share-based compensation expense recognized, but without regard to forfeiture estimates, during the years ended December 31, 2008 and 2007 in the financial statements in accordance with SFAS No. 123(R) for stock option grants under which the Named Executive Officer has the right to purchase, subject to vesting, shares of our Common Stock. The assumptions used in the determination of the grant date fair value are set forth in the Note 9 of the Consolidated Financial Statements.
(4)	Mr. Douglass and Mr. Collazo received $1,500 and $6,000, respectively, for an auto allowance. Mr. Buchholtz’s apartment and car in Italy were also paid for by the Company in Euros. The value in Euros for 2008 was 27,516 Euros converted to U.S. Dollars at an average exchange rate of 1.482 U.S. Dollars per Euro. The value in Euros for 2007 was 23,086 Euros converted to U.S. Dollars at an average exchange rate of 1.3631 U.S. Dollars per Euro.

Upon joining the Board on August 7, 2008, A. Stone Douglass received an option to purchase 15,000 shares of our Common Stock, which vests over one year, has an exercise price of $3.23 per share and expires ten years from the date of grant. The grant date fair value per share underlying this stock option is $1.68 and the total grant date fair value of the option is $25,000. On September 29, 2008, the Compensation Committee granted Mr. Douglass an option to purchase 250,000 shares of our Common Stock, which vests in equal annual installments over four years, has an exercise price of $3.28 per share and expires ten years from the date of grant. The grant date fair value per share underlying this stock option is $1.42 and the total grant date fair value of the option is $355,000. On August 29, 2007, the Compensation Committee granted Jerry Collazo an option to purchase 150,000 shares of our Common Stock, which vests in equal annual installments over three years, has an exercise price of $5.83 per share and expires ten years from the date of grant. The grant date fair value per share underlying this stock option is $2.64 and the total grant date fair value of the option is $396,000.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

On January 19, 2009, we entered into an employment agreement with A. Stone Douglass, our Chief Executive Officer. The Executive Employment Agreement has a term of four years and provides for, among other things, the following: (a) an annual base salary of $300,000; (b) eligibility to receive an annual bonus of up to 50% of his annual base salary; (c) a grant of stock options with respect to 250,000 shares which vests in equal annual installments over four years from the date of the grant, subject to full vesting upon a change in control (as defined in the agreement), and (d) if Mr. Douglass either (i) is terminated without cause (as defined in the agreement) or (ii) terminates his employment for good reason (as defined in the agreement) within twelve months of a change in control, he is entitled to receive severance equal to his annual base salary less applicable withholdings.

On October 12, 2006, we entered into an employment agreement with Jerry Collazo, our Chief Financial Officer. The Executive Employment Agreement provides, among other things, for the following: (a) a base annual salary of $250,000; (b) eligibility to receive an annual bonus; (c) a grant of 20,000 restricted shares of our Common Stock, which grant vests 25% after one year and in equal monthly installments over the subsequent three years, which was accelerated to vest 100% in August 2007; (d) a grant of stock options with respect to 20,000 shares of our Common Stock which vests 25% after one year and in equal monthly installments over the subsequent three years, which was accelerated to vest 100% in August 2007; and (e) if Mr. Collazo is terminated without cause, Mr. Collazo is entitled to receive a severance payment of $125,000.

Outstanding Equity Awards at December 31, 2008

The following table discloses outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2008 for each of the Named Executive Officers. The table also shows unvested stock awards as of December 31, 2008 assuming a market value of $0.80 per share (the closing market price of our Common Stock on December 31, 2008).

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2008

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)
A. Stone Douglass Chairman and Chief Executive Officer	—	15,000(2) 250,000(3)	$3.23 3.28	8/7/2018(4) 9/29/2018(4)
Mark Simo Former Co-Chairman and Former Chief Executive Officer	70,000 5,000 5,000	— — —	8.75 5.95 5.11	1/15/09(5) 1/15/09(5) 1/15/09(5)
Jerry Collazo Chief Financial Officer, Secretary and Treasurer	20,000 50,000	— 100,000(6)	4.89 5.38	10/12/2016(4) 8/29/2017(4)
Barry Buchholtz Former President, Italian Operations	25,000 60,000 75,000	— — —	3.20 8.75 6.12	4/30/2009(5) 4/30/2009(5) 4/30/2009(5)	15,000(7)	$12,000(8)

(1)	The exercise price is equal to the closing price of our Common Stock on the respective date of grants except for Mr. Douglass’ grant of an option to purchase 250,000 shares as to which the exercise price was the average closing price of our Common Stock for the 10 days preceding his appointment as the Chief Executive Officer.
(2)	Option vests 100% after one year from date of grant.
(3)	Option vests one fourth annually over four years from date of grant.
(4)	Option expires ten years from date of grant.
(5)	Employee terminated therefore this date represents the last day to exercise this option.
(6)	Option vests one third annually over three years from date of grant.
(7)	Restricted stock award vesting monthly over 30 months from date of grant.
(8)	Market value based on a closing market price of $0.80 of our Common Stock as of December 31, 2008.

Director Compensation

We pay the following fees to our non-employee directors related to their service on the Board:

•	annual retainer of $10,000;

•	annual retainer of $3,000 for serving as chairman of the Audit Committee and $2,000 for serving as a member of the Audit Committee;

•	annual retainer of $1,000 for serving as the chairman or a member of the Compensation Committee; and

•	annual retainer of $1,000 for serving as the chairman or a member of the Nominating and Corporate Governance Committee.

In addition, our non-employee directors receive nondiscretionary, automatic grants of nonstatutory stock options annually. In the past, non-employee directors have automatically been granted an initial option to purchase 10,000 shares of our Common Stock upon first becoming members of the Board. The initial options vested and became exercisable over three years, with the first 33 1/3% of the shares subject to the initial option vesting on the first anniversary of the date of grant and the remainder vesting monthly thereafter. Also, immediately after each of our regularly scheduled annual meeting of stockholders, each non-employee director that has served on the Board for at least six months automatically receives a nonstatutory option to purchase 15,000 shares of our Common Stock. Each annual option vests and becomes fully exercisable on the first anniversary of the date of grant. The options granted to non-employee directors have a per share exercise price equal to 100% of the fair market value of the underlying shares on the date of grant and accelerate and become fully vested upon a change of control of the Company. Further, Directors may be reimbursed for any out-of-pocket travel expenses they incur while in the performance of their responsibilities for the Company.

The following table discloses certain information concerning the compensation of our directors for the year ended December 31, 2008:

2008 COMPENSATION OF NON-EMPLOYEE DIRECTORS

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Harry Casari	$11,250	$38,072	$49,322
David Mitchell	10,500	38,072	48,572
John Pound	16,500	47,289	63,789
Theodore D. Roth	9,000	45,613	54,613
Greg Theiss	8,250	38,072	46,322

(1)	Represents the amount of share-based compensation expense recognized during the year ended December 31, 2008 in the financial statements in accordance with SFAS No. 123(R) for stock option grants under which the Director has the right to purchase, subject to vesting, shares of our Common Stock. On June 11, 2008, grants of options to purchase 15,000 shares of our Common Stock were made to each of our non-employee directors serving at that time. The stock options vest on the first anniversary of the grant date and have an exercise price of $3.53 per share. The grant date fair value per share underlying the stock option is $1.88 and the total grant date fair value per grant is $28,200. The assumptions used in the determination of the grant date fair value are set forth in the Note 9 of the Consolidated Financial Statements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Information regarding securities authorized for issuance under equity compensation plans required by this item is set forth in Part II, Item 5 of this Annual Report under the caption “Securities Authorized for Issuance under Compensation Plans”.

Security Ownership of Certain Beneficial Ownership and Management

The following table discloses certain information as of April 12, 2009 as to shares of our common stock beneficially owned by: (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each of our current directors, (iii) each of our executive officers and (iv) all current directors and executive officers as a group. Unless otherwise noted, the address of each beneficial owner listed in this table is: c/o Orange 21 Inc., 2070 Las Palmas Drive, Carlsbad, California 92011. Except as indicated in the footnotes to this table, the persons or entities named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable. The percentage of our Common Stock beneficially owned is based on 11,220,857 shares outstanding as of April 12, 2009. In addition, shares issuable pursuant to options which may be exercised within 60 days of April 12, 2009 are deemed to be issued and outstanding and have been treated as outstanding in calculating the percentage ownership of those individuals possessing such interest, but not for any other individual, pursuant to SEC Rule 13d-3(d)(1).

Name and Address of Beneficial Owner	Number of Shares Owned	Number of Shares Underlying Options Exercisable within 60 days of April 12, 2009	Percentage of Shares Beneficially Owned
5% Stockholders:
Costa Brava Partnership III L.P. (1)	3,244,542	—	28.92%
The Integrity Brands Fund, L.P. (2)	2,265,904	38,610	20.47%
No Fear, Inc. (3)	1,265,134	—	11.27%
Stephens Investment Management, LLC (4)	1,025,214	—	9.14%

Directors and Executive Officers:
Seth Hamot (1)	3,244,542	—	28.92%
John Pound (2)	2,265,904	38,610	20.47%
Mark Simo (former CEO and former director) (3)	1,265,134	—	11.27%
Greg Theiss	218,101	50,000	2.38%
Barry Buchholtz (former President, Italian Operations) (5)	64,291	160,000	1.97%
David R. Mitchell	35,093	90,000	1.11%
Jerry Collazo	30,000	70,000	*
Harry Casari	46,323	50,000	*
Theodore D. Roth (6)	47,589	45,000	*
A. Stone Douglass	2,041	—	*
All current directors and named executive officers as a group (8 persons)	5,889,593	343,610	53.90%

*	Represents less than 1%
(1)	Pursuant to Schedule 13D/A filed on February 23, 2009, Costa Brava Partnership III L.P., Seth W. Hamot and Roark, Rearden & Hamot, LLC reported sole voting and investment power over such shares. Seth W. Hamot is the President of Roark, Rearden & Hamot, LLC, which is the general partner of Costa Brava Partnership III L.P. The principal business address of each of Costa Brava Partnership III L.P., Seth W. Hamot, and Roark, Rearden & Hamot, LLC is 420 Boylston Street, Boston, MA 02116.
(2)

Represents 9,640 shares held directly by John Pound and 2,256,264 shares held directly by Integrity Brands Fund. Pursuant to Schedule 13D/A filed jointly on February 24, 2009 and Form 4 filed April 9, 2009 by

John Pound, The Integrity Brands Fund, L.P., Integrity Brands Partners, LLC and John Pound reported shared voting and investment power over 2,256,264 shares. The principal business address for The Integrity Brands Fund and John Pound is 8 Anchorage Court, San Rafael, CA 94903.

(3)	Represents 1,044,883 shares held by No Fear, Inc. (“No Fear”), 130,843 shares held by Mark Simo and 89,408 shares held by Brian Simo, as reported on the Schedule 13D jointly filed by No Fear, Mark Simo and Brian Simo on November 3, 2008. Mark Simo is the Chief Executive Officer of No Fear and Brian Simo is the President of No Fear, and together they hold a majority of the voting shares of No Fear. The principal business address for No Fear is 2251 Faraday Avenue, Carlsbad, California 92008. Mr. Simo disclaims beneficial ownership of the securities held by No Fear, except to the extent of his pecuniary interest therein. Mark Simo served as our Chief Executive Officer from October 2006 through September 29, 2008 and served on our Board of Directors from August 1994 through December 16, 2008.
(4)	Pursuant to the Schedule 13G/A filed February 13, 2009 and communications with Stephens Investment Management (“SIM”), SIM, a general partner and investment manager of certain client accounts, and Paul Stephens, P. Bartlett Stephens and W. Bradford Stephens, the managing members and owners of SIM, may be deemed to beneficially own such shares. The principal business address of each of SIM and Messrs. Stephens, Stephens and Stephens is One Ferry Building, Suite 255, San Francisco, CA 94111.
(5)	Mr. Buchholtz served as our President, Italian Operations, from October 2006 through November 5, 2008.
(6)	Included 45,589 shares held directly and 2,000 shares held by Mr. Roth’s spouse.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of April 12, 2009, No Fear, Inc. (“No Fear”) and its affiliates beneficially owns 1,265,134 shares of our outstanding Common Stock. Mark Simo, our former Chief Executive Officer (“CEO”) and former Co-Chairman of our Board of Directors, is on the Board of Directors of No Fear and is our Chief Executive Officer, and has voting and investment control over the shares held by No Fear. Mr. Simo disclaims beneficial ownership of the securities held by No Fear, except to the extent of his pecuniary interest therein. In addition, he directly owns 48,968 shares of our Common Stock, which are included within the number of shares beneficially owned by No Fear.

Mr. Simo has asserted that we owe him approximately $600,000 for compensation related to his services as our CEO from October 2006 through September 2008. Mr. Simo previously refused to accept compensation for his services with respect to approximately the first year of his term as CEO, and no agreement was ever reached with him as to compensation arrangements for the period thereafter until the termination of his service as our CEO. We have recorded a liability (without conceding any legal liability) of approximately $300,000 with respect to Mr. Simo’s compensation claim; however, there is no guarantee that we will be able to reach an agreement with Mr. Simo as to how much, if anything, we owe him for his services as CEO.

No Fear and its subsidiaries, No Fear Retail Stores, Inc. (“No Fear Retail”) and No Fear MX Europe, own retail stores in the U.S. and Europe that purchase products from us. Aggregated sales to the No Fear Retail stores during 2008 and 2007 were approximately $1.2 million and $1.3 million, respectively. Accounts receivable due from the No Fear Retail stores amounted to $429,000 and $642,000 at December 31, 2008 and 2007, respectively. All of the $429,000 due at December 31, 2008 was past due as of April 12, 2009.

Aggregated sales to the No Fear MX Europe stores during 2008 and 2007 were approximately $1.0 million and $1.1 million, respectively. Accounts receivable due from the No Fear MX Europe stores amounted to $429,000 and $849,000 at December 31, 2008 and 2007, respectively. All of the $429,000 was past due as of April 12, 2009.

As a result of their past due balances, we have ceased shipments to No Fear Retail and No Fear MX Europe until each of their accounts is brought current. Although we are vigorously seeking to collect amounts owed to us by No Fear Retail and No Fear MX Europe, there is no guarantee that either No Fear Retail or No Fear MX Europe will pay us the amounts it owes for product purchases and we may have to resort to litigation to collect these amounts. On January 12, 2009, we sent a demand letter to No Fear Retail for payment no later than January 23, 2009 and we are currently in settlement discussions with No Fear. There can be no assurances that an agreement will be reached.

We have entered into indemnification agreements with each of our executive officers and directors. In addition, our executive officers and directors are indemnified under Delaware General Corporation Law and our Bylaws to the fullest extent permitted under Delaware Law.

Our policy is to require that any transaction with a related party required to be reported under applicable Securities and Exchange Commission rules, other than compensation-related matters and waivers of our code of business conduct and ethics, be reviewed and approved or ratified by a majority of independent, disinterested directors. We have not adopted procedures for review of, or standards for approval of, these transactions, but instead review such transactions on a case-by-case basis. Our policy is to require that all compensation-related matters be recommended for board approval by the Compensation Committee and that any waiver of our code of business conduct and ethics be reviewed and approved by the Nominating and Corporate Governance Committee and be reported under applicable SEC rules.

See also Employment Agreements, Termination of Employment and Change in Control Arrangements above.

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by Mayer Hoffman McCann P.C. for the audit of our financial statements for 2008 and 2007 and fees billed for other services rendered by Mayer Hoffman McCann P.C.

	Year Ended December 31,
	2008	2007
Audit Fees (1)	$291,468	$396,105
Audit-Related Fees (2)	—	—
Tax Fees (3)	21,098	24,945
All Other Fees (4)	—	—

Total	$312,566	$42,105

(1)	Audit Fees include all services that are performed to comply with generally accepted auditing standards. In addition, this category includes fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements, such as audits, quarterly reviews, attest services, statutory audits, comfort letters, consents, reports on an issuer’s internal controls, and review of documents to be filed with the SEC. Certain services, such as tax services and accounting consultations, may not be billed as audit services. To the extent that such services are necessary to comply with GAAP (i.e., tax accrual work), an appropriate allocation of those fees is in this category.
(2)	Audit-Related Fees includes assurance and related services that are traditionally performed by an independent accountant such as employee benefit plan audits, due diligence related to mergers and acquisitions, accounting assistance and audits in connection with proposed or consummated acquisitions, and special assignments related to internal control reviews.
(3)	Tax Fees includes all services performed by an accounting firm’s tax division except those related to the audit. Typical services include tax compliance, tax planning and tax advice.
(4)	All Other Fees includes fees for any service not addressed in the other three categories above.

Determination of Independence

The Audit Committee has determined that the fees received by Mayer Hoffman McCann P.C. for the non-audit related services listed above are compatible with maintaining the independence of Mayer Hoffman McCann P.C.

Pre-Approval Policy and Procedures

It is our policy that all audit and non-audit services to be performed by our principal accountants be approved in advance by the Audit Committee. The Audit Committee will not approve the engagement of the independent accountants to perform any service that the independent accountants would be prohibited from providing under applicable securities laws or NASDAQ requirements. In assessing whether to approve use of the independent accountants for permitted non-audit services, the Audit Committee tries to minimize relationships that could appear to impair the objectivity of the independent accountants. The Audit Committee will approve permitted non-audit services by the independent accountants only when it will be more effective or economical to have such services provided by the independent accountants’ firm. During the year ended December 31, 2008, all audit and non-audit services performed by our principal accountants were approved in advance by the Audit Committee.

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

Exhibits

Exhibit Number	Description of Document
3.2	Restated Certificate of Incorporation (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

3.4	Amended and Restated Bylaws (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

4.1	Form of Common Stock Certificate (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

4.2	Common Stock Purchase Warrant to Purchase 142,000 shares of Common Stock of Orange 21 Inc. issued to Roth Capital Partners, LLC dated June 22, 2005 (incorporated by reference to Form 10-Q filed August 11, 2005)

4.3	Common Stock Purchase Warrant to Purchase 5,000 shares of Common Stock of Orange 21 Inc. issued to Dana Mackie dated June 22, 2005 (incorporated by reference to Form 10-Q filed August 11, 2005)

10.2+	2004 Stock Incentive Plan (incorporated by reference to Appendix A to Schedule 14A filed April 30, 2007)

10.3+	Form of Stock Option Agreement under the 2004 Stock Incentive Plan (incorporated by reference to Form 10-Q filed November 14, 2005)

10.42	Loan and Security Agreement entered February 26, 2007 by and between Spy Optic, Inc. and BFI Business Finance (incorporated by reference to Form 8-K filed March 2, 2007)

10.43	General Continuing Guaranty entered February 26, 2007 by and between Orange 21 Inc. and BFI Business Finance (incorporated by reference to Form 8-K filed March 2, 2007)

10.44	First modification to Loan and Security Agreement entered into on December 7, 2007 by and between Spy Optic, Inc. and BFI Business Finance (incorporated by reference to Form 8-K filed December 12, 2007)

10.45	Second modification to Loan and Security Agreement entered into on February 12, 2008 by and between Spy Optic, Inc. and BFI Business Finance (incorporated by reference to Form 10-K filed April 8, 2008)

10.46+	Executive Employment Agreement, dated January 19, 2009, between Orange 21, Inc. and A. Stone Douglass (incorporated by reference to Form 8-K filed January 26, 2009)

14.1	Code of Ethics for Senior Officers (incorporated by reference to Form 10-K filed March 31, 2005)

14.2	Code of Business Conduct (incorporated by reference to Form 10-K filed March 31, 2005)

21.1	List of subsidiaries

23.1	Consent of Mayer Hoffman McCann P.C., independent registered certified public accountants

24.1	Power of Attorney (included in signature page)

31.1	Section 302 Certification of the Company’s Chief Executive Officer

31.2	Section 302 Certification of the Company’s Chief Financial Officer

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orange 21 Inc.

Date: April 15, 2009

	By	/s/ Jerry Collazo
Jerry Collazo Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints A. Stone Douglass and Jerry Collazo, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and each amendment hereto and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ A. Stone Douglass A. Stone Douglass	Chief Executive Officer and Chairman of the Board of Directors	April 15, 2009

/s/ Jerry Collazo Jerry Collazo	Chief Financial Officer Secretary and Treasurer	April 15, 2009

/s/ Harry Casari Harry Casari	Director	April 15, 2009

/s/ Seth W. Hamot Seth W. Hamot	Director	April 15, 2009

/s/ David Mitchell David Mitchell	Director	April 15, 2009

/s/ John Pound John Pound	Director	April 15, 2009

/s/ Ted Roth Ted Roth	Director	April 15, 2009

/s/ Greg Theiss Greg Theiss	Director	April 15, 2009