Form 10-Q
period 2009-03-31
Orange 21 Inc.
filed 2009-05-15
CIK 932372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2009, there were 11,863,738 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

ORANGE 21 INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands, except number of shares and per share amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets
Cash	$757	$471
Accounts receivable, net	5,254	6,991
Inventories, net	10,423	11,698
Prepaid expenses and other current assets	1,199	1,607
Income taxes receivable	185	171

Total current assets	17,818	20,938
Property and equipment, net	4,827	5,417
Intangible assets, net of accumulated amortization of $629 and $601 at March 31, 2009 and December 31, 2008, respectively	362	401
Other long-term assets	67	67

Total assets	$23,074	$26,823

Liabilities and Stockholders’ Equity
Current liabilities
Lines of credit	$3,549	$5,787
Current portion of capital leases	448	483
Current portion of notes payable	427	484
Accounts payable	6,442	8,635
Accrued expenses and other liabilities	3,678	3,868
Income taxes payable	221	214

Total current liabilities	14,765	19,471
Capitalized leases, less current portion	649	754
Notes payable, less current portion	270	357
Deferred income taxes	350	391

Total liabilities	16,034	20,973
Stockholders’ equity
Preferred stock: par value $0.0001; 5,000,000 authorized; none issued	—	—
Common stock: par value $0.0001; 100,000,000 shares authorized; 11,138,611 and 8,176,850 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	1	1
Additional paid-in-capital	39,569	37,432
Accumulated other comprehensive income	759	902
Accumulated deficit	(33,289)	(32,485)

Total stockholders’ equity	7,040	5,850

Total liabilities and stockholders’ equity	$23,074	$26,823

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Net sales	$7,421	$11,554
Cost of sales	3,790	6,110

Gross profit	3,631	5,444
Operating expenses:
Sales and marketing	1,764	2,952
General and administrative	2,147	2,462
Shipping and warehousing	271	507
Research and development	225	290

Total operating expenses	4,407	6,211

Loss from operations	(776)	(767)
Other income (expense):
Interest expense	(92)	(178)
Foreign currency transaction gain (loss)	61	(205)
Other income (expense)	(17)	30

Total other expense	(48)	(353)

Loss before benefit for income taxes	(824)	(1,120)
Income tax benefit	(20)	(269)

Net loss	$(804)	$(851)

Net loss per share of Common Stock
Basic	$(0.08)	$(0.10)

Diluted	$(0.08)	$(0.10)

Shares used in computing net loss per share of Common Stock
Basic	10,144	8,164

Diluted	10,144	8,164

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Operating Activities
Net loss	$(804)	$(851)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	477	472
Deferred income taxes	(19)	(329)
Share-based compensation	130	135
Recovery of bad debts	(310)	(25)
(Gain) loss on sale of property and equipment	21	(3)
Change in operating assets and liabilities:
Accounts receivable	1,848	2,443
Inventories, net	1,057	(109)
Prepaid expenses and other current assets	348	217
Other assets	(6)	134
Accounts payable	(1,862)	157
Accrued expenses and other liabilities	(43)	(681)
Income tax payable/receivable	(4)	50

Net cash provided by operating activities	833	1,610
Investing Activities
Purchases of property and equipment	(104)	(424)
Proceeds from sale of property and equipment	16	3
Purchase of intangibles	(2)	(15)

Net cash used in investing activities	(90)	(436)
Financing Activities
Line of credit repayments, net	(2,118)	(1,127)
Principal payments on notes payable	(110)	(104)
Principal payments on capital leases	(80)	(106)
Proceeds from sale of common stock, net of issuance costs of $359	2,007	—

Net cash used in financing activities	(301)	(1,337)
Effect of exchange rate changes on cash	(156)	226

Net increase in cash	286	63
Cash at beginning of period	471	555

Cash at end of period	$757	$618

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$105	$200
Income taxes	$3	$—
Summary of noncash financing and investing activities:
Acquisition of property and equipment through capital leases	$—	$128

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results of operations for the year ending December 31, 2009. The consolidated financial statements contained in this Form 10-Q should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Capital Resources

If the Company is able to achieve anticipated net sales, manage its inventory and manage operating expenses, the Company believes that its cash on hand and available loan facilities will be sufficient to enable the Company to meet their operating requirements for at least the next 12 months. Otherwise, changes in operating plans, lower than anticipated net sales, increased expenses or other events, including those described in Item 1A, “Risk Factors,” may require the Company to seek additional debt or equity financing in the future. Due to current economic conditions, on March 13, 2009, the Company implemented a 13-week plan to temporarily reduce its employee-related expenses by approximately 10% in the U.S. and approximately 20%-30% in salary costs at its Italian-based subsidiary, LEM. The reductions will be achieved through a combination of temporarily-reduced salaries and work schedules as well as mandatory vacation leave. The reductions at LEM will be partly offset by reimbursements through the Italian government to minimize the effects on the employees. In addition, the Company is in the process of streamlining its Italian manufacturing and sales operations, which the Company expects could provide additional savings.

The Company’s future capital requirements will depend on many factors, including its ability to maintain or grow net sales, its ability to manage expenses and expected capital expenditures among other issues. The Company may be required to seek additional equity or debt financing in the future, which may result in additional dilution of its stockholders. Additional debt financing would result in increased interest expense and could result in covenants that would restrict its operations. The Company relies on its credit line with BFI and other credit arrangements to fund working capital needs. The recent unprecedented disruptions in the credit and financial markets and resulting decline in general economic and business conditions may adversely impact the Company’s access to capital through its credit line and other sources. Under the terms of the Company’s Loan Agreement with BFI (Note 7), BFI may reduce the Company’s borrowing availability in certain circumstances, including, without limitation, if in its reasonable business judgment the Company’s creditworthiness, sales or the liquidation value of our inventory have declined materially. Further, the Loan Agreement provides that BFI may declare the Company in default if it experiences a material adverse change in its business or financial condition or if BFI determines that its ability to perform under the Loan Agreement is materially impaired. The current economic environment could also cause lenders and other counterparties who provide the Company credit to breach their obligations to the Company, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under the Company’s credit arrangements. Any of the foregoing could adversely impact the Company’s business, financial condition or results of operations.

Also, if the Company requires additional financing as a result of the foregoing or other factors, the credit market turmoil could negatively impact the Company’s ability to obtain such financing. The Company’s access to additional financing will depend on a variety of factors (many of which the Company has little or no control over) such as market conditions, the general availability of credit, the overall availability of credit to its industry, its credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of its long-term or short-term financial prospects. If future financing is not available or is not available on acceptable terms, the Company may not be able to fund its future needs which could also restrict its operations.

Nasdaq Transfer

As a result of the Company no longer meeting the continued listing standards for the Nasdaq Global Market, on May 8, 2009, the Company transferred the listing of its common stock from the Nasdaq Global Market to the Nasdaq Capital Market. As reported in the Company’s Form 10-K for the year ended December 31, 2008, the Company was not in compliance with the $10 million minimum stockholders’ equity requirement for continued listing on the Nasdaq Global Market. The Nasdaq Capital Market is one of the three market tier designations for Nasdaq-listed stocks, and operates in substantially the same manner as the Nasdaq Global Market. The Nasdaq Capital Market currently lists the securities of approximately 550 companies. The Company’s trading symbol remained “ORNG.” Securities listed on the Nasdaq Capital Market must satisfy all applicable qualification requirements for Nasdaq securities and all companies listed on the Nasdaq Capital Market must meet certain financial requirements and adhere to Nasdaq’s corporate governance standards.

2.	Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Effective January 1, 2009, all other nonfinancial assets and liabilities measured at fair values in the financial statements on a nonrecurring basis are subject to SFAS No. 157. Nonfinancial nonrecurring assets and liabilities included on our consolidated balance sheets include long-lived assets that are measured at fair value to test for and measure an impairment charge, when necessary. No such nonfinancial assets or liabilities were subject to SFAS No. 157 for the three months ended March 31, 2009.

On April 9, 2009, the FASB issued FASB Staff Position (“FSP”) FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2. The Company is currently evaluating the impact, if any, that the adoption of this FSP will have on its financial statements.

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after

June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. The Company is currently evaluating the impact, if any, that the adoption of this FSP will have on its financial statements.

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The Company is currently evaluating the impact, if any, that the adoption of this FSP will have on its financial statements.

On April 13, 2009, the Securities and Exchange Commission’s (“SEC”) Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5M, “Miscellaneous Accounting—Other Than Temporary Impairment of Certain Investments in Equity Securities” to reflect FSP FAS 115-2 and FAS 124-2. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2. The Company is currently evaluating the impact, if any, that the adoption of SAB 111 will have on its financial statements.

3.	Earnings (Loss) Per Share

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

	Three Months Ended March 31,
	2009	2008
	(Thousands)
Weighted average common shares outstanding - basic	10,144	8,164
Assumed conversion of dilutive stock options, restricted stock and warrants	—	—

Weighted average common shares outstanding - dilutive	10,144	8,164

The following potentially dilutive instruments were not included in the diluted per share calculation for periods presented as their inclusion would have been antidilutive:

	Three Months Ended March 31,
	2009	2008
	(Thousands)
Stock options	1,112	938
Restricted stock	3	34
Warrants	147	147

Total	1,262	1,119

4.	Comprehensive Income (Loss)

Comprehensive income (loss) represents the results of operations adjusted to reflect all items recognized under accounting standards as components of accumulated other comprehensive income (loss). Total comprehensive income (loss) for the three months ended March 31, 2009 and 2008 was ($0.9 million) and $0.1 million, respectively. The components of accumulated other comprehensive income, net of tax, are as follows:

	March 31, 2009	December 31, 2008
	(Thousands)
Equity adjustment from foreign currency translation	$650	$530
Unrealized gain on foreign currency exposure of net investment in foreign operations	109	372

Accumulated other comprehensive income	$759	$902

5.	Accounts Receivable

Accounts receivable consisted of the following:

	March 31, 2009	December 31, 2008
	(Thousands)
Trade receivables	$7,316	$10,068
Less allowance for doubtful accounts	(644)	(1,052)
Less allowance for returns	(1,418)	(2,025)

Accounts receivable, net	$5,254	$6,991

6.	Inventories

Inventories consisted of the following:

	March 31, 2009	December 31, 2008
	(Thousands)
Raw materials	$1,380	$1,679
Work in process	705	909
Finished goods	8,338	9,110

Inventories, net	$10,423	$11,698

The Company’s balances are net of an allowance for obsolescence of approximately $1,146,000 and $1,284,000 at March 31, 2009 and December 31, 2008, respectively.

7.	Financing Arrangements

Credit Facilities

On February 26, 2007, Spy Optic, Inc., the Company’s wholly owned subsidiary, entered into a Loan and Security Agreement (“Loan Agreement”) with BFI Business Finance (“BFI”) with a maximum borrowing capacity of $5.0 million, which was subsequently modified on December 7, 2007 and February 12, 2008 to extend the maximum borrowing capacity to $8.0 million and affect certain other changes. Actual borrowing availability under the Loan Agreement is based on eligible trade receivable and inventory levels of Spy Optic, Inc. Loans extended pursuant to the Loan Agreement will bear interest at a rate per annum equal to the prime rate as reported in the Western Edition of the Wall Street Journal from time to time plus 2.5% with a minimum monthly interest charge of $2,000. The Company granted BFI a security interest in substantially all of Spy Optic, Inc.’s assets as security for its obligations under the Agreement. Additionally, the obligations under the Loan Agreement are guaranteed by Orange 21 Inc. The Loan Agreement renews annually in February for one additional year unless otherwise terminated by either the Company or by BFI. The Loan Agreement renewed in February 2009 until February 2010.

The Loan Agreement imposes certain covenants on Spy Optic, Inc., including, but not limited to, covenants requiring the Company to provide certain periodic reports to BFI, inform BFI of certain changes in the business, refrain from incurring additional debt in excess of $100,000 and refrain from paying dividends. Spy Optic, Inc. also established a bank account in BFI’s name into which collections on accounts receivable and other collateral are deposited (the “Collateral Account”). Pursuant to the deposit control account agreement between Spy Optic, Inc. and BFI with respect to the Collateral Account, BFI is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to Spy Optic, Inc. any amounts remaining after payment of all amounts due under the Loan Agreement. To secure its obligations under the guaranty, Orange 21 Inc. granted BFI a blanket security interest in substantially all of its assets. The Company was in compliance with the covenants under the Loan Agreement at March 31, 2009. At March 31, 2009 and December 31, 2008, there were outstanding borrowings of $2.2 million and $3.8 million, respectively, under the Loan Agreement. The interest rate at March 31, 2009 was 5.8% and availability under this line was $1.4 million.

The Company has a 1.3 million Euros line of credit in Italy with San Paolo IMI for LEM S.r.l., the Company’s wholly owned subsidiary and primary manufacturer (“LEM”). Borrowing availability is based on eligible accounts receivable and export orders received at LEM. At March 31, 2009, there was approximately 266,000 Euros available under this line of credit. At March 31, 2009 and December 31, 2008, outstanding amounts under this line of credit amounted to $1.4 million and $1.9 million, respectively. The interest rate at March 31, 2009 was 3.06%.

8.	Notes Payable

Notes payable at March 31, 2009 consist of the following:

(Thousands)
Unsecured San Paolo IMI long-term debt, EURIBOR 6 months interest rate plus 1.0% spread, payable in half year installments due from March 2007 to February 2011	$401
Unsecured long-term debt, EURIBOR 1-month interest rate plus 1.5% spread, payable in half year installments due from December 2005 to December 2010	99
Unsecured long-term debt, fixed interest rate at 0.5%, payable in half year installments due from December 2005 to December 2010	40
Secured notes payable for software purchases, 4.55% interest rate with monthly payments of $15,000 due through August 2009 and 7.45% interest rate with monthly payments of $4,200 due through March 2010. Both secured by software.	157

697
Less current portion	(427)

Notes payable, less current portion	$270

9.	Share-Based Compensation

Stock Option Activity

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(Thousands)
Options outstanding at December 31, 2008	1,278,500	$5.02
Expired	(166,250)	$6.90

Options outstanding at March 31, 2009	1,112,250	$4.73	7.33	$—

Options exercisable at March 31, 2009	466,305	$6.58	4.68	$—

Intrinsic value is defined as the difference between the relevant current market value of the common stock and the grant price for options with exercise prices less than the market values on such dates. During the three months ended March 31, 2009 and 2008, the Company received $0 in cash proceeds from the exercise of stock options.

Restricted Stock Award Activity

The Company periodically issues restricted stock awards to certain key employees subject to certain vesting requirements based on future service.

	Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2008	22,500	$5.01
Released	(3,333)	5.01
Forfeited	(16,042)	5.01

Non-vested at March 31, 2009	3,125	$5.01

The Company recognized the following share-based compensation expense during the three months ended March 31, 2009 and 2008 in accordance with SFAS No. 123(R):

	Three Months Ended March 31,
	2009	2008
Stock options
General and administrative expense	$124	$121
Cost of sales	6	—
Sales and marketing	2	—
Restricted stock
General and administrative expense	1	9
Sales and marketing	(2)	2
Research and development	(1)	3

Total	130	135
Income tax benefit	(44)	(46)

Stock-based compensation expense, net of taxes	86	89

The following table summarizes the approximate unrecognized compensation cost for the share-based compensation awards and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Expense	Weighted Average Remaining Years
	(Thousands)
Stock options	$837	2.35
Restricted stock awards	135	1.20

Total	$972

10.	Related Party Transactions

Customer Sales

At March 31, 2009, Simo Holdings, Inc. (fka No Fear, Inc., “No Fear”) and its affiliates beneficially owned approximately 11% of the Company’s outstanding common stock. In addition, No Fear and its subsidiaries, No Fear Retail Stores, Inc. (“No Fear Retail”) and No Fear MX Europe, own retail stores in the U.S. and Europe that purchase products from the Company. Aggregated sales to the No Fear Retail stores during the three months ended March 31, 2009 and 2008 were approximately $0 and $198,000, respectively. Accounts receivable due from the No Fear Retail stores amounted to $429,000 at March 31, 2009 and December 31, 2008. As of May 12, 2009, $357,000 of the $429,000 balance at March 31, 2009 was past due.

Aggregated sales to the No Fear MX Europe stores during the three months ended March 31, 2009 and 2008 were approximately $55,000 and $163,000, respectively. Accounts receivable due from the No Fear MX Europe stores amounted to $405,000 and $429,000 at March 31, 2009 and December 31, 2008, respectively. As of May 12, 2009, $61,000 of the $405,000 balance at March 31, 2009 was past due.

On April 30, 2009, the Company entered into a settlement agreement (Note 14) with No Fear, No Fear Retail, No Fear MX Europe and certain of their affiliates (the “No Fear Parties”). As a result of this settlement agreement, the Company believes that the balances above for No Fear Retail and No Fear MX Europe are collectible and therefore no reserve is recorded for bad debt as of March 31, 2009. As of May 12, 2009, the Company has received payments of approximately $71,000 from No Fear and approximately 261,000 Euros (approximately $344,000 in U.S. Dollars) from No Fear MX Europe in accordance with this settlement agreement. The remaining balance of approximately $357,000 due from No Fear is to be paid in five monthly payments of approximately $71,000 and these payments are secured by a pledge of 446,808 shares of the Company’s common stock owned by No Fear. The remaining balance of approximately $61,000 owed by No Fear MX will be credited upon receipt of returned product. The Company believes that its sales return reserve at March 31, 2009 is adequate to accommodate this return amount.

11.	Commitments and Contingencies

Operating Leases

The Company leases its principal administrative and distribution facilities in Carlsbad, California and a warehouse facility in Varese, Italy, which is used primarily for international sales and distribution. LEM leases four buildings in Italy that are used for office space, warehousing and manufacturing. In addition, the Company utilizes some third party warehousing in both the United States and Europe. The Company also leases certain computer equipment, vehicles and temporary housing in Italy. Rent expense was approximately $169,000 and $202,000 for the three months ended March 31, 2009 and 2008, respectively.

Athlete Contracts

The Company has entered into endorsement contracts with athletes to actively wear and endorse the Company’s products. These contracts are based on minimum annual payments and may include additional performance-based incentives and/or product-specific sales incentives.

Product Development and Design Services

In January 2009, the Company entered into a non-exclusive agreement with Bartolomasi, Inc. for the design and development of sunglasses, goggles and RX frames. Bartolomasi, Inc. has agreed to provide services to the Company as an independent consultant through January 4, 2011 and to be bound by confidentiality obligations. Under the agreement, Bartolomasi, Inc. assigns all ideas, inventions and other intellectual property rights created or developed on the Company’s behalf during the term of the agreement to the Company. The agreement may be terminated by either party with or without cause upon 60 days prior written notice. The agreement has minimum monthly payments totaling $180,000 per annum in both 2009 and 2010.

Litigation

From time to time the Company may be party to lawsuits in the ordinary course of business. The Company is not currently a party to any material legal proceedings.

12.	Operating Segments and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company designs, produces and distributes sunglasses, snow and motocross goggles, and branded apparel and accessories for the action sports, motorsports, snowsports and youth lifestyle markets. The Company owns its primary manufacturer LEM located in Italy. LEM manufactures products for non-competing brands in addition to most of the Company’s sunglass products. Results for LEM reflect operations of this manufacturer after elimination of intercompany transactions. The Company operates in two business segments: distribution and manufacturing.

Information related to the Company’s operating segments is as follows:

	Three Months Ended March 31,
	2009	2008
	(Thousands)
Net sales:
Distribution	$6,530	$10,656
Manufacturing	891	898
Intersegment	1,614	3,417
Eliminations	(1,614)	(3,417)

Total	$7,421	$11,554

Operating income (loss):
Distribution	$(348)	$(855)
Manufacturing	(428)	88

Total	$(776)	$(767)

Net income (loss):
Distribution	$(327)	$(801)
Manufacturing	(477)	(50)

Total	$(804)	$(851)

	March 31, 2009	December 31, 2008

	(Thousands)
Tangible long-lived assets:
Distribution	$1,664	$1,915
Manufacturing	3,163	3,502

Total	$4,827	$5,417

The Company markets its products domestically and internationally, with its principal international market being Europe. Revenue is attributed to the location from which the product was shipped. Identifiable assets are based on location of domicile.

	Three Months Ended March 31,
	U.S. and Canada	Europe and Asia Pacific	Consolidated	Intersegment
		(Thousands)		(Thousands)
	2009			2009
Net sales	$5,753	$1,668	$7,421	$1,614

	2008			2008
Net sales	$8,665	$2,889	$11,554	$3,417

	March 31, 2009	December 31, 2008
	(Thousands)
Tangible long-lived assets:
U.S. and Canada	$1,240	$1,418
Europe and Asia Pacific	3,587	3,999

Total	$4,827	$5,417

13.	Rights Offering

On January 22, 2009, the Company launched a rights offering to raise a maximum of $7.6 million pursuant to which holders of the Company’s common stock, options and warrants, were entitled to purchase additional shares of the Company’s common stock at a price of $0.80 per share (the “Rights Offering”). The proceeds from the Rights Offering are expected to be used for general corporate purposes, which may include research and development, capital expenditures, payment of trade payables, working capital and general and administrative expenses. The Company may also use a portion of the net proceeds to acquire or invest in complementary businesses, products and technologies, although we have no current plans, commitments or agreements with respect to any such transactions.

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

The Rights Offering was conducted via an existing effective shelf registration statement on Form S-3. An aggregate of 9,544,814 subscription rights were distributed in the Rights Offering entitling the Company’s stockholders, option holders and warrant holders to purchase up to 9,544,814 shares of the Company’s common stock at a price of $0.80 per share. The subscription rights were not transferable and were evidenced by subscription rights certificates. Fractional shares were not issued in the Rights Offering. The subscription rights issued pursuant to the Rights Offering expired at 5:00 p.m., New York City time, on March 6, 2009. The Company also reserved the right to allocate unsubscribed shares to other investors at $0.80 per share. As of May 8, 2009, approximately 3.6 million shares of the Company’s common stock had been purchased in the Rights Offering for an aggregate of approximately $2.9 million, including approximately $0.5 million in proceeds from the purchase of unsubscribed shares.

14.	Subsequent Event

On April 30, 2009, the Company entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”), dated as of April 28, 2009, by and among the Company’s three wholly owned subsidiaries, Spy Optic, Inc., Spy S.r.l. (“Spy Italy”) and LEM (collectively, the “Orange 21 Parties”), on the one hand, and Mark Simo, No Fear, No Fear Retail Stores, Inc. (“No Fear Retail”) and MX No Fear Europe SAS (“MX No Fear,” and together with No Fear, No Fear Retail and Mark Simo, the “No Fear Parties”). The Settlement Agreement relates to various disputes among the parties regarding outstanding accounts receivable owed to the Company by No Fear Retail and MX No Fear and certain claims by Mr. Simo regarding his compensation for services he rendered as former Chief Executive Officer of the Company.

Pursuant to the Settlement Agreement, No Fear and its subsidiaries agreed to pay all outstanding accounts receivable due to the Company as follows: (1) an aggregate of approximately 307,000 Euros to Spy Italy on the execution of the Agreement, approximately 46,000 Euros of which is being satisfied by a return of certain goggle products and (2) an aggregate of approximately $429,000 to the U.S., approximately $71,000 of which was paid on the execution of the Agreement with the remainder paid in monthly installments of approximately $71,000 over five months (the “Installment Payments”). In exchange, the Company agreed to provide Mr. Simo, or such other No Fear parties as Mr. Simo may designate, with product credits in the aggregate amount of $600,000 for compensation for services rendered as the former Chief Executive Officer of the Company, less applicable payroll tax withholdings, to purchase products from the Company. The product credits accrue as follows: (1) $350,000 on the execution of the Agreement and (2) $50,000 per month for five months thereafter subject to payment of the applicable Installment Payment in full. The Company recorded an additional $300,000 expense in the first quarter 2009 for Mr. Simo’s compensation as discussed above. The remaining $300,000 was expensed in prior periods.

Additionally, pursuant to the Agreement, No Fear issued to the Company a promissory note in the amount of approximately $357,000 (the “No Fear Note”) to memorialize the Installment Payments. Interest of 10%, compounded annually, will accrue if No Fear fails to make timely payment of any of the Installment Payments. The No Fear Note is secured by a pledge of 446,808 shares of the Company’s common stock held by No Fear, pursuant to a stock pledge agreement.

Pursuant to the Settlement Agreement, the Orange 21 Parties on the one hand and the No Fear Parties on the other hand each released the other with respect to any and all claims arising from or related to past dealings of any kind between the parties. The Agreement was signed on April 28, 2009, but its effectiveness was conditioned upon receipt of all funds required to be delivered on execution, which did not occur until April 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. Additionally, statements concerning future matters such as the development of new products, our ability to increase manufacturing capacity and sales levels, manage expense levels and other statements regarding matters that are not historical facts are forward-looking statements.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report and in the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008, previously filed with the Securities and Exchange Commission.

Overview

We design, develop and market premium products for the action sports, motorsports, snowsports and youth lifestyle markets. Our principal products, sunglasses and goggles, are marketed primarily under the brands, Spy™ and SpyOptic™. These products target the action sport and power sports markets, including surfing, skateboarding, snowboarding, ski and motocross, and the youth lifestyle market within fashion, music and entertainment. We have built our Spy ® brand by developing innovative, proprietary products that utilize high-quality materials and optical lens technology to convey performance, style, quality and value. We sell our products in approximately 3,000 retail locations in the United States and Canada and internationally through approximately 3,000 retail locations serviced by us and our international distributors. We have developed strong relationships with key multi-store action sport and youth lifestyle retailers in the United States, such as Cycle Gear, Inc., Pacific Sunwear of California, Inc., Tilly’s Clothing, Shoes & Accessories and Zumiez, Inc., and a strategically selective collection of specialized surf, skate, snow and motocross stores.

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

We began as a grassroots brand in Southern California and entered the action sports and youth lifestyle markets with innovative and performance-driven products and an authentic connection to the action sports and youth lifestyle markets under the Spy Optic™ brand. We have two wholly owned subsidiaries incorporated in Italy, Spy Optic, S.r.l. (“Spy Italy”) and LEM S.r.l. (“LEM”) (our primary manufacturer), and a wholly owned subsidiary incorporated in California, Spy Optic, Inc. (“Spy U.S.”), all of which we consolidate in our financial statements. We were incorporated as Sports Colors, Inc. in California in August 1992. From August 1992 to April 1994, we had no operations. In April 1994, we changed our name to Spy Optic, Inc. In November 2004, we reincorporated in Delaware and changed our name to Orange 21 Inc.

The information contained in, or that can be accessed through, our website is not a part of this Annual Report. References in this Annual Report to “we,” “our,” “us” and “Orange 21” refer to Orange 21 Inc. and our consolidated subsidiaries, Spy Optic, S.r.l., LEM S.r.l. and Spy Optic, Inc., except where it is made clear that the term means only the parent company.

Results of Operations

Three Months Ended March 31, 2009 and 2008

Net Sales

Consolidated net sales decreased 36% to $7.4 million for the three months ended March 31, 2009 from $11.6 million for the three months ended March 31, 2008. We believe that the decrease is largely due to a decline in the economy and consumer discretionary spending.

Domestic net sales represented 78% and 75% of total net sales for the three months ended March 31, 2009 and 2008, respectively. Foreign net sales represented 22% and 25% of total net sales for the three months ended March 31, 2009 and 2008, respectively.

Cost of Sales and Gross Profit

Our consolidated gross profit decreased 33% to $3.6 million for the three months ended March 31, 2009 from $5.4 million for the three months ended March 31, 2008. Gross profit as a percentage of sales increased to 49% for the three months ended March 31, 2009 from 47% for the three months ended March 31, 2008 largely due to a $0.7 million reduction in returns in the U.S. during the three months ended March 31, 2009, which also positively impacted our sales return reserve by approximately $0.6 million. This was partly offset by unabsorbed overhead costs at LEM due to the decrease in net sales.

Sales and Marketing Expense

Sales and marketing expense decreased 40% to $1.8 million for the three months ended March 31, 2009 from $3.0 million for the three months ended March 31, 2008. The decrease is primarily due to reduced sales commissions of $0.2 million as a result of declining sales and the restructuring of sales compensation plans as well as reductions of certain marketing expenditures, including point-of-purchase displays and materials of $0.3 million, travel, athletes, employee-related expenses, tradeshows and events. Marketing expense reductions are primarily due to an overall effort by management to improve efficiency and cut costs to be more in line with the decline in sales due to the current economic conditions.

Employee-related decreases were a result of temporary plant and office shutdowns both in the U.S. and in Italy, reduction in workforce through no replacement of certain terminated employees and a as a result of a three month long 10% reduction in compensation for our Spy U.S. employees and a thirteen-week government-subsidized leave program at LEM whereby certain employees’ work schedules were reduced. As part of this program at LEM, the Italian government will subsidize a certain portion of employees’ salaries to minimize the effect on the employees. We expect to achieve savings of approximately twenty to thirty percent (20%-30%) of LEM’s salary costs over the thirteen-week period. Both the reduction at Spy U.S. and the program at LEM began on March 13, 2009. These efforts at Spy U.S and at LEM are aimed at reducing expenses during the current global economic downturn.

General and Administrative Expense

General and administrative expense decreased 13% to $2.1 million for the three months ended March 31, 2009 from $2.5 million for the three months ended March 31, 2008 primarily due to a decrease in bad debt reserve of $0.4 million for related parties, No Fear and No Fear MX Europe, and decreases in legal fees, consulting and outside services, audit fees and employee-related expenses as discussed above. Decreases were partly offset by $0.3 million in additional compensation expense incurred as a result of a settlement agreement with Mark Simo, the Company’s former Chief Executive Officer (“CEO”), for compensation related to services rendered as our former CEO (see Notes 10 and 14 to the unaudited consolidated financial statements for further discussion of the settlement agreement with the No Fear Parties.

Shipping and Warehousing Expense

Shipping and warehousing expense decreased 47% to $0.3 million for the three months ended March 31, 2009 from $0.5 million for the three months ended March 31, 2008 primarily due to decreases in employee-related expenses as discussed above and third party warehousing costs as Spy Italy closed its outsourced warehouse in the Netherlands resulting in a one time cost savings of approximately $79,000 for the final settlement. The closure is expected to improve efficiencies at Spy Italy in the future.

Research and Development Expense

Research and development expense decreased 22% to $0.2 million for the three months ended March 31, 2009 from $0.3 million for the three months ended March 31, 2008 primarily due to decreases in employee-related expenses as discussed above and design and development consulting costs.

Other Net Income (Expense)

Other net expense decreased 86% to $48,000 for the three months ended March 31, 2009 from $0.4 million for the three months ended March 31, 2008. The change is primarily due to the change in foreign currency transaction gains and (losses) of $61,000 and ($0.2 million) during the three months ended March 31, 2009 and 2008, respectively, and a decrease in interest expense due to reduced borrowing levels and lower interest rates.

Income Tax Provision

The income tax benefit for the three months ended March 31, 2009 and 2008 was $20,000 and $0.3 million, respectively. The effective tax rate for the three months ended March 31, 2009 and 2008 was 2% and 24%, respectively. The change in the effective tax rate was primarily due to the recording of a full valuation allowance in both the U.S. and Italy at March 31, 2009.

Net Income (Loss)

A net loss of $804,000 was incurred for the three months ended March 31, 2009 compared to a net loss of $851,000 for the three months ended March 31, 2008.

Liquidity and Capital Resources

Cash flow activities

Cash provided by or used in operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation, amortization, deferred income taxes, provision for bad debts, share-based compensation expense and the effect of changes in working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2009 was approximately $0.8 million, which consisted of a net loss of approximately $0.8 million, adjustments for non-cash items of approximately $0.3 million and approximately $1.3 million provided by working capital and other activities. Working capital and other activities includes a $1.8 million decrease in accounts receivable due to timing of cash receipts, a $1.1 million decrease in net inventories due to management’s efforts to decrease inventory levels through improved planning and purchasing, partly offset by a $1.9 million decrease in accounts payable and accrued liabilities due to timing of invoices received and payments.

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

Cash used in investing activities during the three months ended March 31, 2009 was $90,000 and was primarily attributable to the purchase of fixed assets, including computer and software and point-of-purchase displays purchased at Spy Italy.

Cash used in investing activities during the three months ended March 31, 2008 was $0.4 million and was primarily attributable to the purchase of fixed assets.

Cash used in financing activities for the three months ended March 31, 2009 was $0.3 million and was attributable to $2.1 million in net payments on our lines of credit and $0.2 million for notes payable and capital lease principal payments, partly offset by $2.0 million in net proceeds received from the sales of common stock in conjunction with our Rights Offering, described below.

Cash used in financing activities for the three months ended March 31, 2008 was $1.3 million and was attributable to $1.1 million in net repayments of our lines of credit and $0.2 million for notes payable and capital lease principal payments.

Rights Offering

On January 22, 2009, we launched a rights offering to raise a maximum of $7.6 million pursuant to which holders of our common stock, options and warrants, were entitled to purchase additional shares of our common stock at a price of $0.80 per share (the “Rights Offering”). The proceeds from the Rights Offering are expected to be used for general corporate purposes, which may include research and development, capital expenditures, payment of trade payables, working capital and general and administrative expenses. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, products and technologies, although we have no current plans, commitments or agreements with respect to any such transactions.

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

The Rights Offering was conducted via an existing effective shelf registration statement on Form S-3. An aggregate of 9,544,814 subscription rights were distributed in the Rights Offering entitling our stockholders, option holders and warrant holders to purchase up to 9,544,814 shares of our common stock. The subscription rights were not transferable and were evidenced by subscription rights certificates. Fractional shares were not issued in the Rights Offering. The subscription rights issued pursuant to the Rights Offering expired at 5:00 p.m., New York City time, on March 6, 2009. We reserved the right to allocate unsubscribed shares to other investors at $0.80 per share. As of May 8, 2009, approximately 3.6 million shares of our common stock have been purchased in the Rights Offering for an aggregate of approximately $2.9 million, including approximately $0.5 million in proceeds from the purchase of unsubscribed shares.

Credit Facilities

On February 26, 2007, Spy U.S. entered into a Loan and Security Agreement (“Loan Agreement”) with BFI Business Finance (“BFI”) with a maximum borrowing capacity of $5.0 million, which was subsequently modified to extend the maximum borrowing capacity to $8.0 million and to effect certain other changes. Actual borrowing availability under the Loan Agreement is based on eligible trade receivable and inventory levels of Spy U.S. Loans extended pursuant to the Loan Agreement will bear interest at a rate per annum equal to the prime rate as reported in the Western Edition of the Wall Street Journal from time to time plus 2.5%, with a minimum monthly interest charge of $2,000. We granted BFI a security interest in substantially all of Spy U.S.’s assets as security for its obligations under the Loan Agreement. Additionally, the obligations under the Loan Agreement are guaranteed by Orange 21 Inc. The Loan Agreement renews annually in February for one additional year unless otherwise terminated by either us or by BFI. The Loan Agreement renewed in February 2009 until February 2010.

The Loan Agreement imposes certain covenants on Spy U.S., including, but not limited to, covenants requiring it to provide certain periodic reports to BFI, inform BFI of certain changes in the business, refrain from incurring additional debt in excess of $100,000 and refrain from paying dividends. Spy U.S. also established a bank account in BFI’s name into which collections on accounts receivable and other collateral are deposited (the “Collateral Account”). Pursuant to the deposit control account agreement between Spy U.S. and BFI with respect to the Collateral Account, BFI is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to Spy U.S. any amounts remaining after payment of all amounts due under the Loan Agreement. To secure its obligations under the guaranty, Orange 21 Inc. granted BFI a blanket security interest in substantially all of its assets. We were in compliance with the covenants under the Loan Agreement at March 31, 2009. At March 31, 2009, there were outstanding borrowings of $2.2 million under the Loan Agreement, bearing an interest rate of 5.8% and availability under this line of $1.4 million.

We have a 1.3 million Euros line of credit in Italy with San Paolo IMI for LEM. Borrowing availability is based on eligible accounts receivable and export orders received at LEM. At March 31, 2009, there was approximately 266,000 Euros available under this line of credit. At March 31, 2009 there were outstanding borrowings of $1.4 million under this line of credit, bearing and interest rate of 3.06%.

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

Due to current economic conditions, on March 13, 2009, we implemented a 13-week plan to temporarily reduce our employee-related expenses by approximately 10% in the U.S. and approximately 20%-30% in salary costs at our Italian-based subsidiary, LEM. The reductions will be achieved through a combination of temporarily-reduced salaries and work schedules as well as mandatory vacation leave. The reductions at LEM will be partly offset by reimbursements through the Italian government to minimize the effects on the employees. In addition, we are in the process of streamlining our Italian manufacturing and sales operations, which we expect could provide additional savings.

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

Off-balance sheet arrangements

We did not enter into any off-balance sheet arrangements during the three months ended March 31, 2009 or 2008, nor did we have any off-balance sheet arrangements outstanding at March 31, 2009 and December 31, 2008.

Income Taxes

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, we have recorded a full valuation allowance for our U.S. operations at March 31, 2009 and December 31, 2008. At March 31, 2009 and December 31, 2008, we have recorded a full valuation allowance for our wholly owned subsidiaries, Spy Italy and LEM.

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

Generally, we extend credit to our customers after performing credit evaluations and do not require collateral. Our payment terms generally range from net-30 to net-90, depending on the country or whether we sell directly to retailers or to a distributor. Our distributors are typically set up as prepay accounts; however, credit may be extended to certain distributors, usually upon receipt of a letter of credit. Generally, our sales agreements with our customers, including distributors, do not provide for any rights of return or price protection. However, we do approve returns on a case-by-case basis in our sole discretion. We record an allowance for estimated returns when revenue is recorded based on historical data and make adjustments when we consider it necessary. The allowance for returns is calculated using a three step process that includes: (1) calculating an average of actual returns as a percentage of sales over a rolling twelve month period; (2) estimating the average time period between a sale and the return of the product (10 and 4.7 months at March 31, 2009 for Spy U.S. and Spy S.r.l., respectively), and (3) estimating the value of the product returned. The reserve is calculated as the average return percentage times gross sales for the average return period less the estimated value of the product returned and adjustments are made as we consider necessary. The average return percentage has ranged from 8.1% to 9.7% and 1.8% to 4.71% during the past two years at Spy U.S. and Spy S.r.l., respectively with 9.1% and 3.5% used at March 31, 2009 for Spy U.S. and Spy Italy, respectively. If Spy U.S. were to use 9.7% (the highest average return rate in the past two years) it would have resulted in approximately $98,000 increase to the liability, which would have resulted in a reduction in net sales for the three months ended March 31, 2009. If Spy S.r.l. were to use 4.7% (the highest average return rate in the past two years) it would have resulted in approximately $2,000 increase to the liability, which would have resulted in a reduction in net sales for the three months ended March 31, 2009. Historically, actual returns have been within our expectations. If future returns are higher than our estimates, our earnings would be adversely affected.

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

Foreign Currency and Derivative Instruments

The functional currency of each of our foreign wholly owned subsidiaries, Spy Italy, LEM and our Canadian division is the respective local currency. Accordingly, we are exposed to transaction gains and losses that could result from changes in foreign currency. Assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income (loss).

Recently Issued Accounting Pronouncements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Effective January 1, 2009, all other nonfinancial assets and liabilities measured at fair values in the financial statements on a nonrecurring basis are subject to SFAS No. 157. Nonfinancial nonrecurring assets and liabilities included on our consolidated balance sheets include long- lived assets that are measured at fair value to test for and measure an impairment charge, when necessary. No such nonfinancial assets or liabilities were subject to SFAS No. 157 for the three months ended March 31, 2009.

On April 9, 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2. We are currently evaluating the impact, if any, that the adoption of this FSP will have on our financial statements.

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. We are currently evaluating the impact, if any, that the adoption of this FSP will have on our financial statements.

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. We are currently evaluating the impact, if any, that the adoption of this FSP will have on our financial statements.

On April 13, 2009, the SEC Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5M, “Miscellaneous Accounting—Other Than Temporary Impairment of Certain Investments in Equity Securities” to reflect FSP FAS 115-2 and FAS 124-2. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2. We are currently evaluating the impact, if any, that the adoption of SAB 111 will have on our financial statements.

Item 4T.	Controls and Procedures

Disclosure Control and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2009, the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time frames specified by the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our performance depends on general economic conditions and their impact on consumer confidence and discretionary consumer spending, which have recently deteriorated significantly and may remain depressed for the foreseeable future. Our business and financial performance, including our sales and the collection of our accounts receivable, may be adversely affected by the current decrease and any future decrease in economic activity in the United States or in other regions of the world in which we do business. Further, economic factors such as a reduction in the availability of credit, increased unemployment levels, higher fuel and energy costs, rising interest rates, adverse conditions in the housing markets, financial market volatility, recession, reduced consumer confidence, acts of terrorism and other factors affecting consumer spending behavior could adversely affect demand for our products. If consumer spending continues to decline, we will not be able to improve our sales. In addition, reduced consumer spending may cause us to lower prices or suffer increases in product returns, which would have a negative impact on gross profit.

Current economic conditions could adversely impact our liquidity and our ability to obtain financing, including counterparty risk.

On February 26, 2007, Spy U.S. entered into a Loan and Security Agreement (the “Loan Agreement”) with BFI Business Finance (“BFI”) with a maximum borrowing capacity of $5.0 million, which was extended to $8.0 million. We rely on this credit line with BFI and other credit arrangements to fund working capital needs. The recent unprecedented disruptions in the credit and financial markets and resulting decline in general economic and business conditions may adversely impact our access to capital through our credit line and other sources. Under the terms of our Loan Agreement, BFI may reduce our borrowing availability in certain circumstances, including, without limitation, if in its reasonable business judgment our creditworthiness, sales or the liquidation value of our inventory have declined materially. Further, the Loan Agreement provides that BFI may declare us in default if we experience a material adverse change in our business or financial condition or if BFI determines that our ability to perform under the Loan Agreement is materially impaired. The current economic environment could also cause lenders and other counterparties who provide us credit to breach their obligations to us, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under our credit arrangements. Any of the foregoing could adversely impact our business, financial condition or results of operations.

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

We sell a majority of our products in transactions denominated in U.S. Dollars; however, we purchase a substantial portion of our products from our manufacturers in transactions denominated in Euros. As a result, weakening of the U.S. Dollar in first half of 2008 increased our cost of sales substantially. If the U.S. Dollar weakens against the Euro again in the future, our cost of sales could further increase. We also are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our Italian subsidiaries Spy Italy and LEM, and due to net sales in Canada. Between January 1, 2008 and May 5, 2009, the Euro exchange rate has ranged from U.S. $1.23 to U.S. $1.60. Between January 1, 2008 and May 5, 2009, the Canadian Dollar exchange rate has ranged from U.S. $0.77 to U.S. $1.03. For the three months ended March 31, 2009 and 2008, we had a net foreign currency gain and a net foreign currency loss of $61,000 and ($0.2 million), respectively, which represented approximately one percent and two percent, respectively, of our net sales for each period.

The effect of foreign exchange rates on our financial results can be significant. Therefore we have engaged in the past, and may in the future engage in, certain hedging activities to mitigate over time the impact of the translation of foreign currencies on our financial results. Our hedging activities have in the past reduced, but have not eliminated, the effects of foreign currency fluctuations. Factors that could impact the effectiveness of our hedging activities include the volatility of currency markets and the availability of hedging instruments. The degree to which our financial results are affected has depended in part upon the effectiveness or ineffectiveness of our hedging activities. As of March 31, 2009, we were not engaged in any foreign currency hedging activities.

We have a history of significant losses. If we do not achieve or sustain profitability, our financial condition and stock price could suffer.

We have a history of losses and we may continue to incur losses for the foreseeable future. As of March 31, 2009, our accumulated deficit was $33.3 million and, during the three months ended March 31, 2009, we incurred a net loss of $0.8 million. We have not achieved profitability for a full fiscal year since our initial public offering. If we are unable to maintain or grow our revenues, or if we are unable to reduce operating expenses sufficiently, we may not be able to achieve full fiscal year profitability in the near future or at all. Even if we do achieve full fiscal year profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve full fiscal year profitability within a short period of time, or at all, or if we are unable to sustain profitability at satisfactory levels, our financial condition and stock price could be adversely affected.

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

Spy U.S. granted a security interest in substantially all of its assets to BFI as security for its obligations under the Loan Agreement. Spy U.S. also established a bank account in BFI’s name into which collections on accounts receivable and other collateral are deposited (the “Collateral Account”). Pursuant to the deposit control account agreement between Spy U.S. and BFI with respect to the Collateral Account, BFI is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to Spy U.S. any amounts remaining after payment of all amounts due under the Loan Agreement. Additionally, Orange 21 Inc. guaranteed Spy U.S.’s obligations under the Loan Agreement and granted BFI a blanket security interest in substantially all of its assets as security for its obligations under its guaranty.

If Spy U.S. defaults on any of its obligations under the Loan Agreement, BFI will be entitled to exercise its remedies under the Loan Agreement and applicable law, which could harm our results of operations and reputation. Specifically, the remedies available to BFI include, without limitation, increasing the applicable interest rate on all amounts outstanding under the Loan Agreement, declaring all amounts under the Loan Agreement immediately due and payable, assuming control of the Collateral Account or any other assets pledged by Spy U.S. or Orange 21 Inc. and directing our customers to make payments directly to BFI. Our results of operations and reputation may be harmed by BFI’s exercise of its remedies.

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

We are heavily dependent on our current executive officers and management. The loss of any key employee or the inability to attract or retain qualified personnel, including product design and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell our products and damage our brand. We believe that our future success is significantly dependent on the contributions of A. Stone Douglass, who became our Chief Executive Officer in October 2008 as well as Jerry Collazo, our Chief Financial Officer, and Stefano Lodigini, our Director of Operations, Italy. The loss of the services of Mr. Douglass, Mr. Collazo or Mr. Lodigini would be difficult to replace. Our future success may also depend on our ability to attract and retain additional qualified management, design and sales and marketing personnel. We do not currently have key man insurance on Mr. Douglass or Mr. Collazo. We do carry key man life insurance on Mr. Lodigini for $1.0 million. If our management team is unable to execute on our business strategy, our business may be harmed, which could adversely impact our branding strategy, product development strategy and net sales.

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

The trading price of our common stock fluctuates due to the factors discussed in this section and elsewhere in this report. For example, between January 1, 2008 and May 5, 2009, our stock has traded as high as $5.00 and as low as $0.55. In addition, the trading market for our common stock may be influenced by the public float that exists in our stock from time to time. For example, although as of May 8, 2009 we have approximately 11.9 million shares outstanding, approximately 8.8 million, which is more than 73%, of those shares are held by 10 stockholders. If any of those investors were to decide to sell a substantial portion of their respective shares, it would place substantial downward pressure on our stock price. We also have 1,112,250 shares of our common stock reserved for the exercise of outstanding stock options, of which 1,084,263 were fully vested and exercisable as March 31, 2009. Additionally, in connection with our initial public offering, we issued warrants to purchase up to 147,000 shares of common stock to Roth Capital Partners, LLC, and an affiliate, which are fully vested as of March 31, 2009. All 11,863,738 of our outstanding shares of common stock at May 8, 2009 may be sold in the open market, subject to certain limitations.

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

Orange 21 Inc.

Date: May 15, 2009	By	/s/ Jerry Collazo
Jerry Collazo
Chief Financial Officer

Item 6.	Exhibits

Exhibit Number	Description of Document

3.2	Restated Certificate of Incorporation (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

3.4	Amended and Restated Bylaws (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

4.1	Form of Common Stock Certificate (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

31.1	Section 302 Certification of the Company’s Chief Executive Officer

31.2	Section 302 Certification of the Company’s Chief Financial Officer

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)