Form 10-Q
period 2009-06-30
Orange 21 Inc.
filed 2009-08-13
CIK 932372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 12, 2009, there were 11,864,327 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

ORANGE 21 INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands, except number of shares and per share amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets
Cash	$1,165	$471
Accounts receivable, net	5,911	6,991
Inventories, net	9,173	11,698
Prepaid expenses and other current assets	1,304	1,607
Income taxes receivable	197	171

Total current assets	17,750	20,938
Property and equipment, net	4,852	5,417
Intangible assets, net of accumulated amortization of $661 and $601 at June 30, 2009 and December 31, 2008, respectively	345	401
Other long-term assets	74	67

Total assets	$23,021	$26,823

Liabilities and Stockholders’ Equity
Current liabilities
Lines of credit	$4,401	$5,787
Current portion of capital leases	331	483
Current portion of notes payable	504	484
Accounts payable	4,666	8,635
Accrued expenses and other liabilities	3,617	3,868
Income taxes payable	233	214

Total current liabilities	13,752	19,471
Capitalized leases, less current portion	664	754
Notes payable, less current portion	653	357
Deferred income taxes	407	391

Total liabilities	15,476	20,973
Stockholders’ equity
Preferred stock: par value $0.0001; 5,000,000 authorized; none issued	—	—
Common stock: par value $0.0001; 100,000,000 shares authorized; 11,864,155 and 8,176,850 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	1	1
Additional paid-in-capital	40,232	37,432
Accumulated other comprehensive income	855	902
Accumulated deficit	(33,543)	(32,485)

Total stockholders’ equity	7,545	5,850

Total liabilities and stockholders’ equity	$23,021	$26,823

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Net sales	$9,116	$13,984	$16,537	$25,538
Cost of sales	4,930	7,039	8,720	13,149

Gross profit	4,186	6,945	7,817	12,389
Operating expenses:
Sales and marketing	1,918	3,498	3,682	6,450
General and administrative	2,036	2,674	4,183	5,136
Shipping and warehousing	239	522	510	1,029
Research and development	286	343	511	633

Total operating expenses	4,479	7,037	8,886	13,248

Loss from operations	(293)	(92)	(1,069)	(859)
Other expense:
Interest expense	(73)	(143)	(165)	(321)
Foreign currency transaction gain (loss)	122	(3)	183	(208)
Other income	19	3	2	33

Total other income (expense)	68	(143)	20	(496)

Loss before income taxes	(225)	(235)	(1,049)	(1,355)
Income tax expense (benefit)	29	38	9	(231)

Net loss	$(254)	$(273)	$(1,058)	$(1,124)

Net loss per share of Common Stock
Basic	$(0.02)	$(0.03)	$(0.10)	$(0.14)

Diluted	$(0.02)	$(0.03)	$(0.10)	$(0.14)

Shares used in computing net loss per share of Common Stock
Basic	11,864	8,168	11,004	8,166

Diluted	11,864	8,168	11,004	8,166

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
Operating Activities
Net loss	$(1,058)	$(1,124)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	906	1,005
Deferred income taxes	13	(337)
Share-based compensation	325	271
(Recovery of) provision for bad debts	(114)	211
Loss (gain) on sale of property and equipment	2	(3)
Impairment of property and equipment	34	68
Change in operating assets and liabilities:
Accounts receivable	1,196	1,916
Inventories, net	2,529	(2,244)
Prepaid expenses and other current assets	300	734
Other assets	(3)	134
Accounts payable	(3,803)	1,266
Accrued expenses and other liabilities	(248)	(463)
Income tax payable/receivable	(7)	(46)

Net cash provided by operating activities	72	1,388
Investing Activities
Purchases of property and equipment	(251)	(925)
Proceeds from sale of property and equipment	16	3
Purchase of intangibles	(2)	(14)

Net cash used in investing activities	(237)	(936)
Financing Activities
Line of credit (repayments) borrowings, net	(1,353)	427
Principal payments on notes payable	(248)	(251)
Proceeds from issuance of notes payable	566	—
Principal payments on capital leases	(310)	(203)
Proceeds from sale of common stock, net of issuance costs of $396	2,476	—

Net cash provided by (used in) financing activities	1,131	(27)
Effect of exchange rate changes on cash	(272)	229

Net increase in cash	694	654
Cash at beginning of period	471	555

Cash at end of period	$1,165	$1,209

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$178	$335
Income taxes	$3	$—
Summary of noncash financing and investing activities:
Acquisition of property and equipment through capital leases	$66	$128

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations for the year ending December 31, 2009. The consolidated financial statements contained in this Form 10-Q should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Capital Resources

If the Company is able to achieve anticipated net sales, manage its inventory and manage operating expenses, the Company believes that its cash on hand and available loan facilities will be sufficient to enable the Company to meet their operating requirements for at least the next 12 months. Otherwise, changes in operating plans, lower than anticipated net sales, increased expenses or other events, including those described in Item 1A, “Risk Factors,” may require the Company to seek additional debt or equity financing in the future. Due to current economic conditions, on March 13, 2009, the Company temporarily reduced its employee-related expenses by approximately 10% in the U.S., which reductions are currently continuing into the third quarter 2009, and approximately 20%-30% in salary costs at its Italian-based subsidiary, LEM, which reductions lasted approximately ten weeks. The reductions were and are being achieved through a combination of temporarily-reduced salaries and work schedules as well as mandatory vacation leave. The reductions at LEM were partly offset by reimbursements through the Italian government to minimize the effects on the employees. In addition, the Company is in the process of streamlining its Italian manufacturing and sales operations, which the Company expects could provide additional savings.

The Company’s future capital requirements will depend on many factors, including its ability to maintain or grow net sales, its ability to manage expenses and expected capital expenditures among other issues. The Company may be required to seek additional equity or debt financing in the future, which may result in additional dilution of its stockholders. Additional debt financing would result in increased interest expense and could result in covenants that would restrict its operations. The Company relies on its credit line with BFI Business Finance (“BFI”), San Paolo IMI and other credit arrangements to fund working capital needs. The recent unprecedented disruptions in the credit and financial markets and resulting decline in general economic and business conditions may adversely impact the Company’s access to capital through its credit line and other sources. Under the terms of the Company’s Loan Agreement with BFI (Note 7), BFI may reduce the Company’s borrowing availability in certain circumstances, including, without limitation, if in its reasonable business judgment the Company’s creditworthiness, sales or the liquidation value of the Company’s inventory have declined materially. Further, the Loan Agreement provides that BFI may declare the Company in default if the Company experiences a material adverse change in its business or financial condition or if BFI determines that the Company’s ability to perform under the Loan Agreement is materially impaired. The current economic environment could also cause lenders and other counterparties who provide the Company credit to breach their obligations to the Company, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under the Company’s credit arrangements. Any of the foregoing could adversely impact the Company’s business, financial condition or results of operations.

Also, if the Company requires additional financing as a result of the foregoing or other factors, the capital markets turmoil could negatively impact the Company’s ability to obtain such financing. The Company’s access to additional financing will depend on a variety of factors (many of which the Company has little or no control over) such as market conditions, the general availability of credit, the overall availability of credit to its industry, its credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of its long-term or short-term financial prospects. If future financing is not available or is not available on acceptable terms, the Company may not be able to fund its future needs which could also restrict its operations.

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

2.	Recently Issued Accounting Pronouncements

Effective April 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between June 30, 2009 and August 13, 2009, the date these consolidated financial statements were issued.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Thousands)		(Thousands)
Weighted average common shares outstanding - basic	11,864	8,168	11,004	8,166
Assumed conversion of dilutive stock options, restricted stock and warrants	—	—	—	—

Weighted average common shares outstanding - dilutive	11,864	8,168	11,004	8,166

The following potentially dilutive instruments were not included in the diluted per share calculation for periods presented as their inclusion would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Thousands)		(Thousands)
Stock options	1,407	1,058	1,407	1,058
Restricted stock	3	30	3	30
Warrants	147	147	147	147

Total	1,557	1,235	1,557	1,235

4.	Comprehensive Income (Loss)

Comprehensive income (loss) represents the results of operations adjusted to reflect all items recognized under accounting standards as components of accumulated other comprehensive income (loss). Total comprehensive income (loss) for the three months ended June 30, 2009 and 2008 was $0.4 million and ($0.3 million), respectively. Total comprehensive loss for the six months ended June 30, 2009 and 2008 was ($1.1 million) and ($0.2 million), respectively. The components of accumulated other comprehensive income, net of tax, are as follows:

	June 30, 2009	December 31, 2008
	(Thousands)
Equity adjustment from foreign currency translation	$444	$530
Unrealized gain on foreign currency exposure of net investment in foreign operations	411	372

Accumulated other comprehensive income	$855	$902

5.	Accounts Receivable

Accounts receivable consisted of the following:

	June 30, 2009	December 31, 2008
	(Thousands)
Trade receivables	$7,969	$10,068
Less allowance for doubtful accounts	(756)	(1,052)
Less allowance for returns	(1,302)	(2,025)

Accounts receivable, net	$5,911	$6,991

6.	Inventories

Inventories consisted of the following:

	June 30, 2009	December 31, 2008
	(Thousands)
Raw materials	$1,642	$1,679
Work in process	873	909
Finished goods	6,658	9,110

Inventories, net	$9,173	$11,698

The Company’s balances are net of an allowance for obsolescence of approximately $1,072,000 and $1,284,000 at June 30, 2009 and December 31, 2008, respectively.

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

The Loan Agreement imposes certain covenants on Spy Optic, Inc., including, but not limited to, covenants requiring the Company to provide certain periodic reports to BFI, inform BFI of certain changes in the business, refrain from incurring additional debt in excess of $100,000 and refrain from paying dividends. Spy Optic, Inc. also established a bank account in BFI’s name into which collections on accounts receivable and other collateral are deposited (the “Collateral Account”). Pursuant to the deposit control account agreement between Spy Optic, Inc. and BFI with respect to the Collateral Account, BFI is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to Spy Optic, Inc. any amounts remaining after payment of all amounts due under the Loan Agreement. To secure its obligations under the guaranty, Orange 21 Inc. granted BFI a blanket security interest in substantially all of its assets. The Company was in compliance with the covenants under the Loan Agreement at June 30, 2009. At June 30, 2009 and December 31, 2008, there were outstanding borrowings of $2.8 million and $3.8 million, respectively, under the Loan Agreement. The interest rate at June 30, 2009 was 5.8% and availability under this line was $1.5 million.

The Company had a 1.3 million Euros line of credit in Italy with San Paolo IMI for LEM S.r.l., the Company’s wholly owned subsidiary and primary manufacturer (“LEM”), which was reduced at June 30, 2009 to 0.8 million Euros and further reduced at July 31, 2009 to 0.7 million Euros. Borrowing availability is based on eligible accounts receivable and export orders received at LEM. At June 30, 2009, there was no availability under this line of credit. At June 30, 2009 and December 31, 2008, outstanding amounts under this line of credit amounted to $1.6 million and $1.9 million, respectively. The interest rate at June 30, 2009 was 3.0%.

As a result of the reductions in the Italian line of credit with San Paolo IMI, LEM entered into an unsecured note with San Paolo IMI during June 2009. The note is guaranteed by Eurofidi, a third party, and bears interest at EURIBOR 3 months interest rate plus 1.27% spread, payable in quarterly installments due from June 2009 through September 2013.

8.	Notes Payable

Notes payable at June 30, 2009 consist of the following:

(Thousands)
Unsecured San Paolo IMI long-term debt guaranteed by Eurofidi, EURIBOR 3 months interest rate plus 1.27% spread, payable in quarterly installments due from June 2009 through September 2013	$565
Unsecured San Paolo IMI long-term debt, EURIBOR 6 months interest rate plus 1.0% spread, payable in half year installments due from March 2007 to February 2011	373
Unsecured long-term debt, EURIBOR 1-month interest rate plus 1.5% spread, payable in half year installments due from December 2005 to December 2010	80
Unsecured long-term debt, fixed interest rate at 0.5%, payable in half year installments due from December 2005 to December 2010	32
Secured notes payable for software purchases, 4.55% interest rate with monthly payments of $15,000 due through August 2009 and 7.45% interest rate with monthly payments of $4,200 due through March 2010. Both secured by software.	107

1,157
Less current portion	(504)

Notes payable, less current portion	$653

9.	Fair Value of Financial Instruments

In April 2009, the Company adopted FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. The Company’s financial instruments include cash, accounts receivable and payable, short-term borrowings and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature. The carrying fair value of the Company’s long-term debt, including the current portion approximates fair value as of June 30, 2009. The estimated fair value has been determined based on rates for the same or similar instruments.

10.	Share-Based Compensation

Stock Option Activity

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(Thousands)
Options outstanding at December 31, 2008	1,278,500	$5.02
Granted	895,000	$1.15
Forfeited	(370,000)	$3.72
Expired	(396,250)	$6.50

Options outstanding at June 30, 2009	1,407,250	$2.48	8.79	$8,000

Options exercisable at June 30, 2009	382,138	$5.26	7.25	$—

Intrinsic value is defined as the difference between the relevant current market value of the common stock and the grant price for options with exercise prices less than the market values on such dates. During the three and six months ended June 30, 2009 and 2008, the Company received $0 in cash proceeds from the exercise of stock options.

On May 26, 2009, the Compensation Committee of the Board of Directors (the “Committee”) of the Company determined, in accordance with the terms of the Company’s 2004 Stock Incentive Plan, as amended, to reprice certain outstanding options held by A. Stone Douglass, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and Jerry Collazo, the Company’s Chief Financial Officer. Specifically, the exercise price for Mr. Douglass’ option to purchase 250,000 shares of the Company’s common stock granted on September 29, 2008 was reduced from $3.28 to $1.50 and the exercise prices of Mr. Collazo’s options to purchase 20,000 and 150,000 shares of the Company’s common stock granted on October 12, 2006 and August 29, 2007, respectively, were reduced from $4.89 and $5.38, respectively, to $1.50 (the foregoing options held by Messrs. Douglass and Collazo are referred to herein as, the “Options”). The reduced price of $1.50 represents a 103% premium over the closing price of the Company’s common stock on May 22, 2009, the last trading day before the Committee’s decision to reprice the Options. Other than the change to the exercise price, the terms of the Options remain in effect and unchanged. The forgoing description of the amendments to the Options is only a summary and is qualified in its entirety by the complete text of the amendments to the Options attached hereto as Exhibits 10.48, 10.49 and 10.50.

In determining to reprice the Options, the Committee considered the fact that the Options had exercise prices well above the recent trading prices of the Company’s common stock and, therefore, no longer provided sufficient incentives for Messrs. Douglass and Collazo, and determined that repricing the Options was in the best interest of the Company and its stockholders.

Restricted Stock Award Activity

The Company periodically issues restricted stock awards to certain key employees subject to certain vesting requirements based on future service.

	Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2008	22,500	$5.01
Awarded	92,743	0.91
Released	(96,701)	1.08
Forfeited	(16,042)	5.01

Non-vested at June 30, 2009	2,500	$5.01

The Company recognized the following share-based compensation expense during the three and six months ended June 30, 2009 and 2008 in accordance with SFAS No. 123(R):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock options
General and administrative expense	$88	$120	$212	$242
Cost of sales	6	—	12	—
Sales and marketing	3	—	5	—
Shipping and warehouse	1	—	1	—
Research and development	1	—	1	—
Restricted stock
General and administrative expense	53	11	54	20
Cost of sales	37	—	37	—
Sales and marketing	5	2	3	4
Research and development	1	3	—	5

Total	195	136	325	271
Income tax benefit	(66)	(46)	(111)	(92)

Stock-based compensation expense, net of taxes	129	90	215	179

The following table summarizes the approximate unrecognized compensation cost for the share-based compensation awards and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Expense	Weighted Average Remaining Years
	(Thousands)
Stock options	$1,003	2.73
Restricted stock awards	107	0.95

Total	$1,110

11.	Related Party Transactions

Customer Sales

At June 30, 2009, Simo Holdings, Inc. (fka No Fear, Inc., “No Fear”) and its affiliates beneficially owned approximately 11% of the Company’s outstanding common stock. In addition, No Fear and its subsidiaries, No Fear Retail Stores, Inc. (“No Fear Retail”) and MX No Fear Europe SAS (“MX No Fear”), own retail stores in the U.S. and Europe that purchase products from the Company. Aggregated sales to the No Fear Retail stores during the three months ended June 30, 2009 and 2008 were approximately $302,000 and $595,000, respectively, which included approximately $297,000 in sales achieved through product credit given to Mark Simo, the Company’s former Chief Executive Officer, in conjunction with the Settlement Agreement and Mutual General Release (the “Settlement Agreement”) discussed below. Aggregated sales to these stores during the six months ended June 30, 2009 and 2008 were approximately $302,000 and $793,000, respectively, which included approximately $297,000 in sales achieved through product credit given to Mr. Simo in conjunction with the Settlement Agreement. Accounts receivable due from these stores amounted to $214,000 and $429,000 at June 30, 2009 and December 31, 2008, respectively.

Aggregated sales to the MX No Fear stores during the three months ended June 30, 2009 and 2008 were approximately $66,000 and $55,000, respectively. Aggregated sales to the MX No Fear stores during the six months ended June 30, 2009 and 2008 were approximately $121,000 and $220,000, respectively. Accounts receivable due from the MX No Fear stores amounted to $94,000 and $429,000 at June 30, 2009 and December 31, 2008, respectively.

On April 30, 2009, the Company entered into a Settlement Agreement, dated as of April 28, 2009, by and among the Company’s three wholly owned subsidiaries, Spy Optic, Inc., Spy S.r.l. (“Spy Italy”) and LEM (collectively, the “Orange 21 Parties”), and Mark Simo, No Fear, No Fear Retail and MX No Fear, (collectively, the “No Fear Parties”). The Settlement Agreement relates to various disputes among the parties regarding outstanding accounts receivable owed to the Company by No Fear Retail and MX No Fear and certain claims by Mr. Simo regarding his compensation for services he rendered as former Chief Executive Officer of the Company.

Pursuant to the Settlement Agreement, No Fear and its subsidiaries agreed to pay all outstanding accounts receivable due to the Company as follows: (1) an aggregate of approximately 307,000 Euros to Spy Italy on the execution of the Settlement Agreement, approximately 46,000 Euros of which was being satisfied by a return of certain goggle products and (2) an aggregate of approximately $429,000 to Spy Optic, Inc., approximately $71,000 of which was paid on the execution of the Settlement Agreement with the remainder paid in monthly installments of approximately $71,000 over five months (the “Installment Payments”). In exchange, the Company agreed to provide Mr. Simo, or such other No Fear parties as Mr. Simo may designate, with product credits in the aggregate amount of $600,000 for compensation for services rendered as the former Chief Executive Officer of the Company, less applicable payroll tax withholdings, to purchase products from the Company. The product credits accrue as follows: (1) $350,000 on the execution of the Agreement and (2) $50,000 per month for five months thereafter subject to payment of the applicable Installment Payment in full. The Company recorded an additional $300,000 expense in the first quarter of 2009 for Mr. Simo’s compensation as discussed above. The remaining $300,000 was expensed in prior periods.

Additionally, pursuant to the Settlement Agreement, No Fear issued to the Company a promissory note in the amount of approximately $357,000 (the “No Fear Note”) to memorialize the Installment Payments. Interest of 10%, compounded annually, will accrue if No Fear fails to make timely payment of any of the Installment Payments. The No Fear Note is secured by a pledge of 446,808 shares of the Company’s common stock held by No Fear, pursuant to a stock pledge agreement.

Pursuant to the Settlement Agreement, the Orange 21 Parties on the one hand and the No Fear Parties on the other hand each released the other with respect to any and all claims arising from or related to past dealings of any kind between the parties. The Agreement was signed on April 28, 2009, but its effectiveness was conditioned upon receipt of all funds required to be delivered on execution, which did not occur until April 30, 2009. As of August 4, 2009, the Company has received payments of approximately $284,000 from No Fear and approximately 261,000 Euros (approximately $344,000 in U.S. Dollars) from No Fear MX Europe in accordance with this settlement agreement. The remaining balance of approximately $142,000 due from No Fear is to be paid in two monthly payments of approximately $71,000. As of August 4, 2009, both the Orange 21 Parties and the No Fear Parties are in compliance with the terms of the Settlement Agreement and therefore, the Company believes that the balances above for No Fear Retail and MX No Fear are collectible and therefore no reserve for bad debt has been recorded as of June 30, 2009.

12.	Commitments and Contingencies

Operating Leases

The Company leases its principal administrative and distribution facilities in Carlsbad, California and a warehouse facility in Varese, Italy, which is used primarily for international sales and distribution. LEM leases four buildings in Italy that are used for office space, warehousing and manufacturing. In addition, the Company utilizes some third party warehousing in the United States. The Company also leases certain computer equipment, vehicles and temporary housing in Italy. Rent expense was approximately $153,000 and $197,000 for the three months ended June 30, 2009 and 2008, respectively. Rent expense was approximately $338,000 and $399,000 for the six months ended June 30, 2009 and 2008, respectively.

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

Information related to the Company’s operating segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Thousands)		(Thousands)
Net sales:
Distribution	$8,003	$12,497	$14,533	$23,153
Manufacturing	1,113	1,487	2,004	2,385
Intersegment	1,322	4,402	2,936	7,819
Eliminations	(1,322)	(4,402)	(2,936)	(7,819)

Total	$9,116	$13,984	$16,537	$25,538

Operating income (loss):
Distribution	$45	$(542)	$(303)	$(1,397)
Manufacturing	(338)	450	(766)	538

Total	$(293)	$(92)	$(1,069)	$(859)

Net income (loss):

Distribution	$117	$(601)	$(210)	$(1,402)
Manufacturing	(371)	328	(848)	278

Total	$(254)	$(273)	$(1,058)	$(1,124)

	June 30, 2009	December 31, 2008
	(Thousands)
Tangible long-lived assets:
Distribution	$1,445	$1,915
Manufacturing	3,407	3,502

Total	$4,852	$5,417

The Company markets its products domestically and internationally, with its principal international market being Europe. Revenue is attributed to the location from which the product was shipped. Identifiable assets are based on location of domicile.

	Three Months Ended June 30,
	U.S. and Canada	Europe and Asia Pacific	Consolidated	Intersegment
		(Thousands)		(Thousands)
	2009			2009
Net sales	$7,198	$1,918	$9,116	$1,322

	2008			2008
Net sales	$10,807	$3,177	$13,984	$4,402

	Six Months Ended June 30,
	U.S. and Canada	Europe and Asia Pacific	Consolidated	Intersegment
		(Thousands)		(Thousands)
	2009			2009
Net sales	$12,951	$3,586	$16,537	$2,936

	2008			2008
Net sales	$19,472	$6,066	$25,538	$7,819

	June 30, 2009	December 31, 2008
	(Thousands)
Tangible long-lived assets:
U.S. and Canada	$1,038	$1,418
Europe and Asia Pacific	3,814	3,999

Total	$4,852	$5,417

14.	Rights Offering

On January 22, 2009, the Company launched a rights offering to raise a maximum of $7.6 million pursuant to which holders of the Company’s common stock, options and warrants, were entitled to purchase additional shares of the Company’s common stock at a price of $0.80 per share (the “Rights Offering”). The proceeds from the Rights Offering are expected to be used for general corporate purposes, which may include research and development, capital expenditures, payment of trade payables, working capital and general and administrative expenses. The Company may also use a portion of the net proceeds to acquire or invest in complementary businesses, products and technologies, although the Company has no current plans, commitments or agreements with respect to any such transactions.

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

As of August 4, 2009, approximately 3.6 million shares of the Company’s common stock had been purchased in the Rights Offering for an aggregate of approximately $2.9 million, including approximately $0.5 million in proceeds from the purchase of unsubscribed shares. Costs related to the Rights Offerings during the six months ended June 30, 2009 were approximately $396,000.

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

Overview

We design, develop and market premium products for the action sports, motorsports, snowsports and youth lifestyle markets. Our principal products, sunglasses and goggles, are marketed primarily under the brands, Spy™ and SpyOptic™. These products target the action sport and power sports markets, including surfing, skateboarding, snowboarding, ski and motocross, and the youth lifestyle market within fashion, music and entertainment. We have built our Spy ® brand by developing innovative, proprietary products that utilize high-quality materials and optical lens technology to convey performance, style, quality and value. We sell our products in approximately 3,000 retail locations in the United States and Canada and internationally through approximately 3,000 retail locations serviced by us and our international distributors. We have developed strong relationships with key multi-store action sport and youth lifestyle retailers in the United States, such as Sun Diego, Industrial Skateboards, Tilly’s Clothing, Shoes & Accessories and Zumiez, Inc., and a strategically selective collection of specialized surf, skate, snow and motocross stores.

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

Results of Operations

Three Months Ended June 30, 2009 and 2008

Net Sales

Consolidated net sales decreased 35% to $9.1 million for the three months ended June 30, 2009 from $14.0 million for the three months ended June 30, 2008. We believe that the decrease is largely due to a decline in the economy and consumer discretionary spending.

Domestic net sales represented 79% and 77% of total net sales for the three months ended June 30, 2009 and 2008, respectively. Foreign net sales represented 21% and 23% of total net sales for the three months ended June 30, 2009 and 2008, respectively.

Cost of Sales and Gross Profit

Our consolidated gross profit decreased 40% to $4.2 million for the three months ended June 30, 2009 from $6.9 million for the three months ended June 30, 2008. Gross profit as a percentage of sales decreased to 46% for the three months ended June 30, 2009 from 50% for the three months ended June 30, 2008 largely due to a $0.4 million reduction in capitalized inventory overhead due to decreased inventory levels and purchasing in the U.S. during the three months ended June 30, 2009.

Sales and Marketing Expense

Sales and marketing expense decreased 45% to $1.9 million for the three months ended June 30, 2009 from $3.5 million for the three months ended June 30, 2008. The decrease is primarily due to reduced sales commissions of $0.6 million as a result of declining sales and the restructuring of sales compensation plans and due to reductions of certain marketing expenditures, including point-of-purchase displays and materials of $0.2 million, athletes, depreciation, employee-related expenses, tradeshows and events. Marketing expense reductions are primarily due to an overall effort by management to improve efficiencies and cut costs to be more in line with the decline in sales due to the current economic conditions.

Employee-related decreases were a result of temporary plant and office shutdowns both in the U.S. and in Italy, reduction in workforce through no replacement of certain terminated employees and as a result of a temporary 10% reduction in compensation for our Spy U.S. employees and 20% to 30% reduction of salary expense in Italy resulting from a ten-week government-subsidized leave program at LEM whereby certain employees’ work schedules were reduced. As part of this program at LEM, the Italian government subsidized a portion of employees’ salaries to minimize the effect on the employees and us. Both the reduction at Spy U.S. and the program at LEM began on March 13, 2009. These efforts at Spy U.S and at LEM were and are currently aimed at reducing expenses during the current global economic downturn.

General and Administrative Expense

General and administrative expense decreased 24% to $2.0 million for the three months ended June 30, 2009 from $2.7 million for the three months ended June 30, 2008 largely due to employee-related expenses as discussed above as well as decreases in bad debt expense of $0.1 million, board fees, rent expense for the closure of a third party warehouse in Canada, bank charges for renegotiated rates, insurance expense, operating leases, and various other reductions made in an effort to maximize efficiencies and reduce overall costs. Decreases were partly offset by an increase of $0.1 million in legal fees.

Shipping and Warehousing Expense

Shipping and warehousing expense decreased 54% to $0.2 million for the three months ended June 30, 2009 from $0.5 million for the three months ended June 30, 2008 primarily due to decreases in employee-related expenses as discussed above and third party warehousing costs as Spy Italy closed its outsourced warehouse in the Netherlands. The closure is expected to improve efficiencies at Spy Italy in future periods.

Research and Development Expense

Research and development expense decreased 17% to $286,000 for the three months ended June 30, 2009 from $343,000 for the three months ended June 30, 2008 primarily due to decreases in employee-related expenses as discussed above and reduced design and development consulting costs.

Other Net Income (Expense)

Other net expense decreased 148%. Other net income for the three months ended June 30, 2009 was $68,000 and other net expense for the three months ended June 30, 2008 was ($143,000). The change is primarily due to the change in foreign currency transaction gains and (losses) of $122,000 and ($3,000) during the three months ended June 30, 2009 and 2008, respectively, and a decrease in interest expense of $70,000 due to reduced borrowing levels and lower interest rates.

Income Tax Provision

The income tax expense for the three months ended June 30, 2009 and 2008 was $29,000 and $38,000, respectively. The effective tax rate for the three months ended June 30, 2009 and 2008 was 13% and 16%, respectively. The change in the effective tax rate was primarily due to the recording of a full valuation allowance in both the U.S. and Italy at June 30, 2009.

Net Income (Loss)

A net loss of $254,000 was incurred for the three months ended June 30, 2009 compared to a net loss of $273,000 for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 and 2008

Net Sales

Consolidated net sales decreased 35% to $16.5 million for the six months ended June 30, 2009 from $25.5 million for the six months ended June 30, 2008. We believe that the decrease is largely due to a decline in the economy and consumer discretionary spending.

Domestic net sales represented 78% and 76% of total net sales for the three months ended June 30, 2009 and 2008, respectively. Foreign net sales represented 22% and 24% of total net sales for the six months ended June 30, 2009 and 2008, respectively.

Cost of Sales and Gross Profit

Our consolidated gross profit decreased 37% to $7.8 million for the six months ended June 30, 2009 from $12.4 million for the six months ended June 30, 2008. Gross profit as a percentage of sales decreased to 47% for the six months ended June 30, 2009 from 49% for the six months ended June 30, 2008 largely due to a $0.5 million reduction in capitalized inventory overhead due to decreased inventory levels and purchasing in the U.S. during the six months ended June 30, 2009 and due to unabsorbed overhead costs at LEM due to decreased sales and decreased plant hours during 2009 due to the reduction in employee-related costs discussed above.

Sales and Marketing Expense

Sales and marketing expense decreased 43% to $3.7 million for the six months ended June 30, 2009 from $6.5 million for the six months ended June 30, 2008. The decrease is primarily due to reduced sales commissions of $0.8 million as a result of declining sales and the restructuring of sales compensation plans as well as reductions of certain marketing expenditures, including point-of-purchase displays and materials of $0.5 million, employee-related expenses of $0.3 million, athletes of $0.2 million, advertising of $0.2 million, depreciation of $0.1 million due to disposal of vehicles, travel, tradeshows and events and various other expenses. Marketing expense reductions are primarily due to an overall effort by management to improve efficiencies and cut costs to be more in line with the decline in sales due to the current economic conditions.

General and Administrative Expense

General and administrative expense decreased 19% to $4.2 million for the six months ended June 30, 2009 from $5.1 million for the six months ended June 30, 2008 largely due to a decrease in bad debt reserve of $0.4 million for related parties, No Fear and MX No Fear as a result of the Settlement Agreement with the No Fear Parties discussed in Note 11 to the unaudited consolidated financial statements. The Company also experienced decreases in legal fees, consulting and outside services, audit fees, employee-related expenses as discussed above and various other decreases as a result of other reductions made in an effort to maximize efficiencies and reduce overall costs. Decreases were partly offset by $0.3 million in additional compensation expense incurred as a result of the Settlement Agreement with Mark Simo, the Company’s former Chief Executive Officer (“CEO”), for compensation related to services rendered as our former CEO. See further discussion about the Settlement Agreement with the No Fear Parties in Note 11 to the unaudited consolidated financial statements

Shipping and Warehousing Expense

Shipping and warehousing expense decreased 50% to $0.5 million for the six months ended June 30, 2009 from $1.0 million for the six months ended June 30, 2008 primarily due to decreases in employee-related expenses as discussed above and decreases in third party warehousing costs as Spy Italy closed its outsourced warehouse in the Netherlands. The closure is expected to improve efficiencies at Spy Italy in future periods.

Research and Development Expense

Research and development expense decreased 19% to $0.5 million for the six months ended June 30, 2009 from $0.6 million for the six months ended June 30, 2008 primarily due to decreases in employee-related expenses as discussed above and design and development consulting costs.

Other Net Income (Expense)

Other net expense decreased 104%. Other net income for the six months ended June 30, 2009 was $20,000 and other net expense for the six months ended June 30, 2008 was ($496,000). The change is primarily due to the change in foreign currency transaction gains and (losses) of $183,000 and ($208,000) during the six months ended June 30, 2009 and 2008, respectively, and a decrease in interest expense of $156,000 due to reduced borrowing levels and lower interest rates.

Income Tax Provision/(Benefit)

The income tax expense for the six months ended June 30, 2009 was $9,000 compared to income tax benefit of ($231,000) for the six months ended June 30, 2008. The effective tax rate for the six months ended June 30, 2009 and 2008 was 1% and 17%, respectively. The change in the effective tax rate was primarily due to the recording of a full valuation allowance in both the U.S. and Italy at June 30, 2009.

Net Income (Loss)

A net loss of $1.1 million was incurred for each of the six months ended June 30, 2009 and 2008.

Liquidity and Capital Resources

Cash flow activities

Cash provided by or used in operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation, amortization, deferred income taxes, provision for bad debts, share-based compensation expense and the effect of changes in working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2009 was approximately $72,000 which consisted of a net loss of approximately $1.1 million, adjustments for non-cash items of approximately $1.2 million and approximately $36,000 used in working capital and other activities. Working capital and other activities includes a $1.2 million decrease in accounts receivable due to timing of cash receipts and a decrease in sales, a $2.5 million decrease in net inventories due to management’s efforts to decrease inventory levels through improved planning and purchasing, partly offset by a $4.1 million decrease in accounts payable and accrued liabilities due to timing of invoices received and payments.

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

Cash used in investing activities during the six months ended June 30, 2009 was $0.2 million and was primarily attributable to the purchase of fixed assets, including computer and software and point-of-purchase displays purchased at Spy Italy and molds, tooling and software at LEM.

Cash used in investing activities during the six months ended June 30, 2008 was $0.9 million and was primarily attributable to the purchase of fixed assets.

Cash provided by financing activities for the six months ended June 30, 2009 was $1.1 million and was attributable to $2.5 million in net proceeds received from the sales of common stock in conjunction with our Rights Offering, described below and $0.6 million in proceeds received at LEM from the issuance of a notes payable, partly offset by $1.4 million in net payments on our lines of credit and $0.6 million for notes payable and capital lease principal payments.

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

The Rights Offering was conducted via an existing effective shelf registration statement on Form S-3. An aggregate of 9,544,814 subscription rights were distributed in the Rights Offering entitling our stockholders, option holders and warrant holders to purchase up to 9,544,814 shares of our common stock. The subscription rights were not transferable and were evidenced by subscription rights certificates. Fractional shares were not issued in the Rights Offering. The subscription rights issued pursuant to the Rights Offering expired at 5:00 p.m., New York City time, on March 6, 2009. We reserved the right to allocate unsubscribed shares to other investors at $0.80 per share. As of August 4 2009, approximately 3.6 million shares of our common stock have been purchased in the Rights Offering for an aggregate of approximately $2.9 million, including approximately $0.5 million in proceeds from the purchase of unsubscribed shares. Costs related to the Rights Offerings during the six months ended June 30, 2009 were approximately $396,000.

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

The Loan Agreement imposes certain covenants on Spy U.S., including, but not limited to, covenants requiring it to provide certain periodic reports to BFI, inform BFI of certain changes in the business, refrain from incurring additional debt in excess of $100,000 and refrain from paying dividends. Spy U.S. also established a bank account in BFI’s name into which collections on accounts receivable and other collateral are deposited (the “Collateral Account”). Pursuant to the deposit control account agreement between Spy U.S. and BFI with respect to the Collateral Account, BFI is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to Spy U.S. any amounts remaining after payment of all amounts due under the Loan Agreement. To secure its obligations under the guaranty, Orange 21 Inc. granted BFI a blanket security interest in substantially all of its assets. We were in compliance with the covenants under the Loan Agreement at June 30, 2009. At June 30, 2009, there were outstanding borrowings of $2.8 million under the Loan Agreement, bearing an interest rate of 5.8% and availability under this line of $1.5 million.

We had a 1.3 million Euros line of credit in Italy with San Paolo IMI for LEM, which was reduced at June 30, 2009 to 0.8 million Euros and further reduced at July 31, 2009 to 0.7 million Euros. Borrowing availability is based on eligible accounts receivable and export orders received at LEM. At June 30, 2009, there was no availability under this line of credit. At June 30, 2009 there were outstanding borrowings of $1.6 million under this line of credit, bearing and interest rate of 3.0%.

As a result of the reductions in the Italian line of credit with San Paolo IMI, LEM entered into an unsecured note with San Paolo IMI during June 2009. The note is guaranteed by Eurofidi, a third party, and bears interest at EURIBOR 3 months interest rate plus 1.27% spread, payable in quarterly installments due from June 2009 through September 2013.

Future Capital Requirements

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

Due to current economic conditions, on March 13, 2009, we temporarily reduced our employee-related expenses by approximately 10% in the U.S., which reductions are currently continuing into the third quarter, and approximately 20%-30% in salary costs at our Italian-based subsidiary, LEM, which reductions lasted approximately ten weeks. The reductions were and are being achieved through a combination of temporarily-reduced salaries and work schedules as well as mandatory vacation leave. The reductions at LEM were partly offset by reimbursements through the Italian government to minimize the effects on the employees and us. In addition, we are in the process of streamlining our Italian manufacturing and sales operations, which we expect could provide additional savings.

Our future capital requirements will depend on many factors, including our ability to maintain or grow net sales, our ability to manage our expenses and our expected capital expenditures among other issues. We may be required to seek additional equity or debt financing in the future, which may result in additional dilution of our stockholders. Additional debt financing would result in increased interest expense and could result in covenants that would restrict our operations. We rely on our credit line with BFI, San Paolo IMI and other credit arrangements to fund working capital needs. The recent unprecedented disruptions in the credit and financial markets and resulting decline in general economic and business conditions may adversely impact our access to capital through our credit line and other sources. Under the terms of our Loan Agreement, BFI may reduce our borrowing availability in certain circumstances, including, without limitation, if in its reasonable business judgment our creditworthiness, sales or the liquidation value of our inventory have declined materially. Further, the Loan Agreement provides that BFI may declare us in default if we experience a material adverse change in our business or financial condition or if BFI determines that our ability to perform under the Loan Agreement is materially impaired. The current economic environment could also cause lenders and other counterparties who provide us credit to breach their obligations to us, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under our credit arrangements. Any of the foregoing could adversely impact our business, financial condition or results of operations.

Also, if we require additional financing as a result of the foregoing or other factors, the capital markets turmoil could negatively impact our ability to obtain such financing. Our access to additional financing will depend on a variety of factors (many of which we have little or no control over) such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of our long-term or short-term financial prospects. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs which could also restrict our operations.

Off-balance sheet arrangements

We did not enter into any off-balance sheet arrangements during the six months ended June 30, 2009 or 2008, nor did we have any off-balance sheet arrangements outstanding at June 30, 2009 and December 31, 2008.

Income Taxes

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, we have recorded a full valuation allowance for our U.S. operations at June 30, 2009 and December 31, 2008. At June 30, 2009 and December 31, 2008, we have recorded a full valuation allowance for our wholly owned subsidiaries, Spy Italy and LEM.

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

Generally, we extend credit to our customers after performing credit evaluations and do not require collateral. Our payment terms generally range from net-30 to net-90, depending on the country or whether we sell directly to retailers or to a distributor. Our distributors are typically set up as prepay accounts; however, credit may be extended to certain distributors, usually upon receipt of a letter of credit. Generally, our sales agreements with our customers, including distributors, do not provide for any rights of return or price protection. However, we do approve returns on a case-by-case basis in our sole discretion. We record an allowance for estimated returns when revenue is recorded based on historical data and make adjustments when we consider it necessary. The allowance for returns is calculated using a three step process that includes: (1) calculating an average of actual returns as a percentage of sales over a rolling twelve month period; (2) estimating the average time period between a sale and the return of the product (10 and 4.7 months at June 30, 2009 for Spy U.S. and Spy S.r.l., respectively), and (3) estimating the value of the product returned. The reserve is calculated as the average return percentage times gross sales for the average return period less the estimated value of the product returned and adjustments are made as we consider necessary. The average return percentage has ranged from 8.2% to 9.7% and 1.8% to 5.5% during the past two years at Spy U.S. and Spy S.r.l., respectively, with 9.4% and 5.5% used at June 30, 2009 for Spy U.S. and Spy Italy, respectively. If Spy U.S. were to use 9.7% (the highest average return rate in the past two years) it would have resulted in approximately $45,000 increase to the liability, which would have resulted in a reduction in net sales for the six months ended June 30, 2009. Historically, actual returns have been within our expectations. If future returns are higher than our estimates, our earnings would be adversely affected.

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

Recently Issued Accounting Pronouncements

Effective April 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these consolidated financial statements, we evaluated the events and transactions that occurred between June 30, 2009 and August 13, 2009, the date these consolidated financial statements were issued.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009 and is not expected to have a material impact on our consolidated financial statements.

Item 4T.	Controls and Procedures

Disclosure Control and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2009, the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time frames specified by the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Economic conditions and the resulting decline in consumer spending could continue to adversely affect our business and financial performance.

Our performance depends on general economic conditions and their impact on consumer confidence and discretionary consumer spending, which have deteriorated significantly over the past year and may remain depressed for the foreseeable future. Our business and financial performance, including our sales and the collection of our accounts receivable, may continue to be adversely affected by the current decrease and any future decrease in economic activity in the United States or in other regions of the world in which we do business. Further, economic factors such as a reduction in the availability of credit, increased unemployment levels, higher fuel and energy costs, rising interest rates, adverse conditions in the housing markets, financial market volatility, recession, reduced consumer confidence, acts of terrorism and other factors affecting consumer spending behavior could adversely affect demand for our products. If consumer spending continues to decline, we will not be able to improve our sales. In addition, reduced consumer spending may cause us to lower prices or suffer increases in product returns, which would have a negative impact on gross profit.

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

We had a 0.8 million Euros line of credit in Italy with San Paolo IMI for LEM, which was reduced from 1.3 million Euros during June 2009 and further reduced at July 31, 2009 to 0.7 million Euros. We rely on this line of credit to fund working capital needs at LEM. Under the terms of this line of credit, San Paolo may further reduce the line of credit at its discretion.

The current economic environment could also cause lenders and other counterparties who provide us credit to breach their obligations to us, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under our credit arrangements. Any of the foregoing could adversely impact our business, financial condition or results of operations.

Also, if we require additional financing as a result of the foregoing or other factors, the capital markets turmoil could negatively impact our ability to obtain such financing. Our access to additional financing will depend on a variety of factors (many of which we have little or no control over) such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of our long-term or short-term financial prospects.

Fluctuations in foreign currency exchange rates could harm our results of operations.

We sell a majority of our products in transactions denominated in U.S. Dollars; however, we purchase a substantial portion of our products from our manufacturers in transactions denominated in Euros. As a result, weakening of the U.S. Dollar in first half of 2008 increased our cost of sales substantially. If the U.S. Dollar weakens against the Euro again in the future, our cost of sales could further increase. We also are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our Italian subsidiaries Spy Italy and LEM, and due to net sales in Canada. Between January 1, 2008 and August 5, 2009, the Euro exchange rate has ranged from U.S. $1.23 to U.S. $1.60. Between January 1, 2008 and August 5, 2009, the Canadian Dollar exchange rate has ranged from U.S. $0.77 to U.S. $1.03. For the six months ended June 30, 2009 and 2008, we had a net foreign currency gain and a net foreign currency loss of $0.2 million and ($0.2 million), respectively, which represented approximately one percent of our net sales for each period.

The effect of foreign exchange rates on our financial results can be significant. Therefore we have engaged in the past, and may in the future engage in, certain hedging activities to mitigate over time the impact of the translation of foreign currencies on our financial results. Our hedging activities have in the past reduced, but have not eliminated, the effects of foreign currency fluctuations. Factors that could impact the effectiveness of our hedging activities include the volatility of currency markets and the availability of hedging instruments. The degree to which our financial results are affected has depended in part upon the effectiveness or ineffectiveness of our hedging activities. As of June 30, 2009, we were not engaged in any foreign currency hedging activities.

We have a history of significant losses. If we do not achieve or sustain profitability, our financial condition and stock price could suffer.

We have a history of losses and we may continue to incur losses for the foreseeable future. As of June 30, 2009, our accumulated deficit was $33.5 million and, during the six months ended June 30, 2009, we incurred a net loss of $1.1 million. We have not achieved profitability for a full fiscal year since our initial public offering. If we are unable to maintain or grow our revenues, or if we are unable to reduce operating expenses sufficiently, we may not be able to achieve full fiscal year profitability in the near future or at all. Even if we do achieve full fiscal year profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve full fiscal year profitability within a short period of time, or at all, or if we are unable to sustain profitability at satisfactory levels, our financial condition and stock price could be adversely affected.

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

As a result, we may need to raise additional funds, and such funds may not be available on favorable terms, or at all, particularly given current economic conditions and the recent turmoil in the capital markets. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization. If we cannot raise funds on acceptable terms, we may need to scale back our expenditures and we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures.

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

We are heavily dependent on our current executive officers and management. The loss of any key employee or the inability to attract or retain qualified personnel, including product design and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell our products and damage our brand. We believe that our future success is significantly dependent on the contributions of A. Stone Douglass, who became our Chief Executive Officer in October 2008 as well as Jerry Collazo, our Chief Financial Officer, and Stefano Lodigiani, our General Manager of LEM and Director of Operations, Italy. The loss of the services of Mr. Douglass, Mr. Collazo or Mr. Lodigiani would be difficult to replace. Our future success may also depend on our ability to attract and retain additional qualified management, design and sales and marketing personnel. We do not currently have key man insurance on Mr. Douglass or Mr. Collazo. We do carry key man life insurance on Mr. Lodigiani for $1.0 million. If our management team is unable to execute on our business strategy, our business may be harmed, which could adversely impact our branding strategy, product development strategy and net sales.

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

We incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and NASDAQ, have required changes in corporate governance practices of public companies. These rules and regulations have, and will continue, to increase our legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations have also made, and will continue to make, it more difficult and more expensive for us to obtain director and officer liability insurance.

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

We use numerous chemicals and generate other hazardous by-products in our manufacturing operations. As a result, we are subject to a broad range of foreign environmental laws and regulations. These environmental laws govern, among other things, air emissions, wastewater discharges and the acquisition, handling, use, storage and release of wastes and hazardous substances. Such laws and regulations can be complex and change often. Remediation of chemicals or other hazardous by-products could require substantial resources which could reduce our cash available for operations, consume valuable management time, reduce our profits or impair our financial condition. Contaminants have been detected at some of our present facilities in Italy. We have undertaken to remediate these contaminants. The remediation is expected to cost approximately 425,000 Euros, involves the purchase and installation of new paint booths, and is expected to be completed by September 30, 2009.

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

The trading price of our common stock fluctuates due to the factors discussed in this section and elsewhere in this report. For example, between January 1, 2008 and August 4, 2009, our stock has traded as high as $5.00 and as low as $0.55. In addition, the trading market for our common stock may be influenced by the public float that exists in our stock from time to time. For example, although as of August 12, 2009 we have approximately 11.9 million shares outstanding, approximately 8.8 million, which is approximately 74%, of those shares are held by 10 stockholders. If any of those investors were to decide to sell a substantial portion of their respective shares, it would place substantial downward pressure on our stock price. We also have 1,407,250 shares of our common stock reserved for the exercise of outstanding stock options, of which 382,138 were fully vested and exercisable as June 30, 2009. Additionally, in connection with our initial public offering, we issued warrants to purchase up to 147,000 shares of common stock to Roth Capital Partners, LLC, and an affiliate, which are fully vested as of June 30, 2009. All 11,864,327 of our outstanding shares of common stock at August 12, 2009 may be sold in the open market, subject to certain limitations.

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

We may not maintain the listing of our common stock on the NASDAQ Capital Market

Our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Capital Market. In order to maintain our listing on the NASDAQ Capital Market, we will need to regain compliance with certain minimum listing standards, including maintaining a minimum bid price of $1.00 for our common stock. Ordinarily, companies listed on NASDAQ would receive a deficiency notice from NASDAQ if their common stock has traded below the $1.00 minimum bid price for 30 consecutive business days, at which point NASDAQ’s rules provide for a 180 calendar day “grace” period to regain compliance. Due to market conditions, however, on October 16, 2008, NASDAQ announced it was suspending enforcement of the minimum $1.00 closing bid price and market value of publicly held shares requirements. After several extensions of the rules suspensions, enforcement of these rules resumed on Monday, August 3, 2009, and NASDAQ has indicated that there will be no further extensions. If our common stock continues to trade below the $1.00 minimum bid price for 30 consecutive business days following the end of NASDAQ’s enforcement suspension, we would likely receive a deficiency notice. Following receipt of a deficiency notice related to the minimum bid price, we would be afforded the 180 calendar day “grace” period. To regain compliance during this time, our common stock must trade at or over the $1.00 minimum bid price for at least 10 consecutive days. If we were to fail to regain compliance during this grace period, our common stock could be delisted.

If we are delisted, we would expect our common stock to be traded in the over-the-counter market, which could adversely affect the liquidity of our common stock. Additionally, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our common stock;

•	a reduced amount of news and analyst coverage for us;

•	a decreased ability to issue additional securities or obtain additional financing in the future;

•	reduced liquidity for our stockholders;

•	potential loss of confidence by collaboration partners and employees; and

•	loss of institutional investor interest and fewer business development opportunities.

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

Delaware law and our corporate charter contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Provisions in our certificate of incorporation may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or Delaware law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging, combining or otherwise engaging in a business combination (as such term is defined in the statute), with us. The provisions in our charter and Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future, resulting in the market price being lower than it would be without these provisions.

Our board of directors has recently resolved to make several modifications to our bylaws, and, subject to approval of our stockholders at our upcoming annual meeting, our certificate of incorporation. These changes would affect several of the anti-takeover provisions described above. These changes are described in greater detail in Item 5. Other Information, below, as well as in detail in our Preliminary Proxy Statement for the upcoming annual meeting to be held September 10, 2009 filed with the U.S. Securities and Exchange Commission on its electronic EDGAR database.

Item 5.	Other Information

Audit committee member appointed

Effective August 10, 2009, our Board of Directors (“Board”) appointed Seth Hamot to serve as a member of the Board’s Audit Committee to fill the vacancy created by Theodore Roth’s resignation on July 31, 2009.

Mr. Hamot has served on our Board since February 2009. He has served as Managing Member of Roark, Rearden & Hamot Capital Management, LLC (“RRHCM”) since 1997 and was the owner of its corporate predecessor, Roark, Rearden & Hamot, Inc. RRHCM is the investment manager to Costa Brava Partnership III L.P., an investment fund, whose principal business is to make investments in, buy, sell, hold, pledge and assign securities. Mr. Hamot is also President of Roark, Rearden & Hamot LLC, the general partner of Costa Brava. Prior to 1997, Mr. Hamot was one of the partners of the Actionvest entities. Mr. Hamot is currently on the board of directors, compensation committee and is serving as the chairman of the board of directors of TeamTech Global, Inc., (NASDAQ:TEAM) a provider of IT and business processing solutions. Mr. Hamot is also on the board of directors of Telos Corporation, a networking and security products and services provider. Mr. Hamot graduated from Princeton University in 1983 with a degree in Economics.

Amendment to bylaws

On August 10, 2009, our Board approved an amendment and restatement of our bylaws (collectively, the “Amendment”), effective as of the same date. While the Amendment is effective as of August 10, 2009, many of the terms that the Amendment modifies in our bylaws are also set forth in our certificate of incorporation and, under Delaware law to the extent that there are any inconsistencies between our certificate of incorporation and our bylaws, our certificate of incorporation controls. As described in detail in our preliminary proxy statement filed with the SEC on August 10, 2009, at our annual meeting of stockholders scheduled for September 10, 2009, our stockholders are being asked to vote on an amendment and restatement of our certificate of incorporation, which will effect several changes to our certificate of incorporation that are the same as the changes to our bylaws set forth in the Amendment. The amendment and restatement of our certificate of incorporation has already been approved by our Board, subject to approval by our stockholders. If the proposal to amend our certificate of incorporation is not approved by our stockholders, the more restrictive terms of our certificate of incorporation will continue to control over our bylaws.

Pursuant to the Amendment and proposed changes to our certificate of incorporation that have been proposed, our charter and bylaws will be modified to provide, among other things:

•	That our Board will no longer be classified and all of our directors will be elected annually;

•

That special meetings of the stockholders may be called upon the written request of any stockholder or stockholders holding in the aggregate 20% or more of our voting stock – previously special meetings of our stockholders could only be called by our Chairman of the Board, Chief Executive Officer or a majority of our Board;

•	For specific procedures for delivering proxies and other communications electronically;

•

That our stockholders may act by written consent on all matters other than (1) electing directors or (2) approving a sale of the Company or substantially all of our assets, a merger, acquisition or consolidation of or by the Company, or any other transaction involving a change in control of the Company – previously our stockholders were not permitted to act by written consent;

•	That our stockholders may fill vacancies on our Board at an annual or special meeting – previously the power to fill vacancies was vested solely with our Board; and

•	That directors may be removed with or without cause by holders of a majority of our shares entitled to vote on election of directors – previously directors could only be removed for cause.

The foregoing description of the Amendment is only a summary and is qualified in its entirety by the complete text of our newly adopted Amended and Restated Bylaws attached hereto as Exhibit 3.4.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orange 21 Inc.

Date: August 13, 2009	By	/s/ Jerry Collazo
Jerry Collazo
Chief Financial Officer

Item 6.	Exhibits

Exhibit Number	Description of Document
3.2	Restated Certificate of Incorporation (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

3.4	Amended and Restated Bylaws

4.1	Form of Common Stock Certificate (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

10.47*	Settlement Agreement and Mutual General Release dated April 28, 2009 by and between the Company, Spy Optic, Inc., Spy S.r.l. and Lem S.r.l., on the one hand, and Mark Simo, Simo Holdings, Inc. (fka No Fear, Inc.), No Fear Retail Stores, Inc. and MX No Fear Europe SAS, on the other hand

10.48	Amendment No. 1 to Orange 21 Inc. Notice of Stock Option Grant and Stock Option Agreement, dated as of May 26, 2009, by and between the Company and A. Stone Douglass

10.49	Amendment No. 1 to Orange 21 Inc. Notice of Stock Option Grant and Stock Option Agreement, dated as of May 26, 2009, by and between the Company and Jerry Collazo

10.50	Amendment No. 2 to Orange 21 Inc. Notice of Stock Option Grant and Stock Option Agreement, dated as of May 26, 2009, by and between the Company and Jerry Collazo

31.1	Section 302 Certification of the Company’s Chief Executive Officer

31.2	Section 302 Certification of the Company’s Chief Financial Officer

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.