Form 10-Q
period 2009-09-30
Orange 21 Inc.
filed 2009-11-16
CIK 932372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 12, 2009, there were 11,866,619 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

ORANGE 21 INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands, except number of shares and per share amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets
Cash	$717	$471
Accounts receivable, net	5,065	6,991
Inventories, net	8,101	11,698
Prepaid expenses and other current assets	1,291	1,607
Income taxes receivable	68	171

Total current assets	15,242	20,938
Property and equipment, net	4,649	5,417
Intangible assets, net of accumulated amortization of $690 and $601 at September 30, 2009 and December 31, 2008, respectively	325	401
Other long-term assets	99	67

Total assets	$20,315	$26,823

Liabilities and Stockholders’ Equity
Current liabilities
Lines of credit	$2,143	$5,787
Current portion of capital leases	348	483
Current portion of notes payable	491	484
Accounts payable	5,501	8,635
Accrued expenses and other liabilities	3,532	3,868
Income taxes payable	77	214

Total current liabilities	12,092	19,471
Capitalized leases, less current portion	625	754
Notes payable, less current portion	608	357
Deferred income taxes	426	391

Total liabilities	13,751	20,973
Stockholders’ equity
Preferred stock: par value $0.0001; 5,000,000 authorized; none issued	—	—
Common stock: par value $0.0001; 100,000,000 shares authorized; 11,866,619 and 8,176,850 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	1	1
Additional paid-in-capital	40,348	37,432
Accumulated other comprehensive income	894	902
Accumulated deficit	(34,679)	(32,485)

Total stockholders’ equity	6,564	5,850

Total liabilities and stockholders’ equity	$20,315	$26,823

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Net sales	$8,776	$12,042	$25,313	$37,580
Cost of sales	5,915	6,129	14,635	19,278

Gross profit	2,861	5,913	10,678	18,302
Operating expenses:
Sales and marketing	1,781	3,007	5,463	9,457
General and administrative	1,655	2,173	5,838	7,309
Shipping and warehousing	255	400	765	1,429
Research and development	292	297	803	930

Total operating expenses	3,983	5,877	12,869	19,125

Income (loss) from operations	(1,122)	36	(2,191)	(823)
Other expense:
Interest expense	(70)	(161)	(235)	(482)
Foreign currency transaction gain (loss)	110	191	293	(17)
Other income (expense)	(3)	(7)	(1)	26

Total other income (expense)	37	23	57	(473)

Income (loss) before income taxes	(1,085)	59	(2,134)	(1,296)
Income tax expense (benefit)	51	53	60	(178)

Net income (loss)	$(1,136)	$6	$(2,194)	$(1,118)

Net income (loss) per share of Common Stock
Basic	$(0.10)	$0.00	$(0.19)	$(0.14)

Diluted	$(0.10)	$0.00	$(0.19)	$(0.14)

Shares used in computing net income (loss) per share of Common Stock
Basic	11,865	8,172	11,291	8,168

Diluted	11,865	8,188	11,291	8,168

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
Operating Activities
Net loss	$(2,194)	$(1,118)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,350	1,512
Deferred income taxes	17	(358)
Share-based compensation	440	395
(Recovery of) provision for bad debts	(247)	226
Loss (gain) on sale of property and equipment	2	(3)
Impairment of property and equipment	106	68
Change in operating assets and liabilities:
Accounts receivable	2,196	3,400
Inventories, net	3,724	(3,223)
Prepaid expenses and other current assets	338	399
Other assets	(52)	73
Accounts payable	(3,091)	1,190
Accrued expenses and other liabilities	(364)	(827)
Income tax payable/receivable	(34)	29

Net cash provided by operating activities	2,191	1,763
Investing Activities
Purchases of property and equipment	(379)	(1,067)
Proceeds from sale of property and equipment	16	3
Purchase of intangibles	(2)	(14)

Net cash used in investing activities	(365)	(1,078)
Financing Activities
Line of credit (repayments) borrowings, net	(3,641)	(127)
Principal payments on notes payable	(344)	(360)
Proceeds from issuance of notes payable	566	—
Principal payments on capital leases	(388)	(284)
Proceeds from sale of common stock, net of issuance costs of $396	2,476	—

Net cash used in financing activities	(1,331)	(771)
Effect of exchange rate changes on cash	(249)	(56)

Net increase (decrease) in cash	246	(142)
Cash at beginning of period	471	555

Cash at end of period	$717	$413

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$266	$507
Income taxes	$19	$—
Summary of noncash financing and investing activities:
Acquisition of property and equipment through capital leases	$92	$128

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations for the year ending December 31, 2009. The consolidated financial statements contained in this Form 10-Q should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Capital Resources

If the Company is able to achieve anticipated net sales, manage its inventory and manage operating expenses, the Company believes that its cash on hand and available loan facilities will be sufficient to enable the Company to meet their operating requirements for at least the next 12 months. Otherwise, changes in operating plans, lower than anticipated net sales, increased expenses or other events, including those described in Item 1A, “Risk Factors,” may require the Company to seek additional debt or equity financing in the future. Due to current economic conditions, on March 13, 2009, the Company temporarily reduced its employee-related expenses by approximately 10% in the U.S., which reductions are currently continuing into the fourth quarter 2009, and approximately 20%-30% in salary costs at its Italian-based subsidiary, LEM, which reductions lasted approximately ten weeks. The reductions were and are being achieved through a combination of temporarily-reduced salaries and work schedules as well as mandatory vacation leave. The reductions at LEM were partly offset by reimbursements through the Italian government to minimize the effects on the employees. In addition, the Company is in the process of streamlining its Italian manufacturing and sales operations, which the Company expects could provide additional savings.

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

Nasdaq Deficiency

On September 16, 2009, the Company received a letter from Nasdaq indicating that, for the last 30 consecutive business days preceding the date of the letter, the bid price of the Company’s common stock had closed below the $1.00 minimum bid price required for continued listing on the Nasdaq Capital Market under Marketplace Rule 5550(a)(2). In accordance with Marketplace Rule 5810(c)(3)(A), the Company has 180 calendar days from the date of the Nasdaq letter, or until March 15, 2010, to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of the Company’s common stock must be at or above $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance by March 15, 2010, Nasdaq will provide written notification to the Company that the Company’s common stock is subject to delisting. The Company intends to actively monitor the bid price for its common stock between now and March 15, 2010, and will consider available options to resolve the deficiency and regain compliance with the Nasdaq minimum bid price requirement. However, there are no assurances that the Company will be able to regain compliance with the NASDAQ minimum bid price requirement and if it fails to do so, the Company’s common stock will be delisted.

2.	Recently Issued Accounting Pronouncements

Effective April 1, 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for subsequent events, which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between September 30, 2009 and November 16, 2009, the date these consolidated financial statements were issued.

In June 2009, the FASB issued authoritative guidance, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The guidance is effective for interim and annual periods ending after September 15, 2009 and did not have a material impact on the Company’s consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Thousands)		(Thousands)
Weighted average common shares outstanding - basic	11,865	8,172	11,291	8,168
Assumed conversion of dilutive stock options, restricted stock and warrants	—	16	—	—

Weighted average common shares outstanding - dilutive	11,865	8,188	11,291	8,168

The following potentially dilutive instruments were not included in the diluted per share calculation for periods presented as their inclusion would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Thousands)		(Thousands)
Stock options	1,452	925	1,452	1,229
Restricted stock	2	28	2	26
Warrants	147	147	147	147

Total	1,601	1,100	1,601	1,402

4.	Comprehensive Income (Loss)

Comprehensive income (loss) represents the results of operations adjusted to reflect all items recognized under accounting standards as components of accumulated other comprehensive income (loss). Total comprehensive loss for the three months ended September 30, 2009 and 2008 was ($1.1 million) and ($1.2 million), respectively. Total comprehensive loss for the nine months ended September 30, 2009 and 2008 was ($2.2 million) and ($1.4 million), respectively. The components of accumulated other comprehensive income, net of tax, are as follows:

	September 30,	December 31,
	2009	2008
	(Thousands)
Equity adjustment from foreign currency translation	$309	$530
Unrealized gain on foreign currency exposure of net investment in foreign operations	585	372

Accumulated other comprehensive income	$894	$902

5.	Accounts Receivable

Accounts receivable consisted of the following:

	September 30, 2009	December 31, 2008
	(Thousands)
Trade receivables	$6,757	$10,068
Less allowance for doubtful accounts	(458)	(1,052)
Less allowance for returns	(1,234)	(2,025)

Accounts receivable, net	$5,065	$6,991

6.	Inventories

Inventories consisted of the following:

	September 30, 2009	December 31, 2008
	(Thousands)
Raw materials	$1,402	$1,679
Work in process	879	909
Finished goods	5,820	9,110

Inventories, net	$8,101	$11,698

The Company’s balances are net of an allowance for obsolescence of approximately $1,814,000 and $1,284,000 at September 30, 2009 and December 31, 2008, respectively.

7.	Financing Arrangements

Credit Facilities

On February 26, 2007, Spy Optic, Inc., the Company’s wholly owned subsidiary, entered into a Loan and Security Agreement (“Loan Agreement”) with BFI with a maximum borrowing capacity of $5.0 million, which was subsequently modified on December 7, 2007 and February 12, 2008 to extend the maximum borrowing capacity to $8.0 million and affect certain other changes. Actual borrowing availability under the Loan Agreement is based on eligible trade receivable and inventory levels of Spy Optic, Inc. Loans extended pursuant to the Loan Agreement will bear interest at a rate per annum equal to the prime rate as reported in the Western Edition of the Wall Street Journal from time to time plus 2.5% with a minimum monthly interest charge of $2,000. The Company granted BFI a security interest in substantially all of Spy Optic, Inc.’s assets as security for its obligations under the Loan Agreement. Additionally, the obligations under the Loan Agreement are guaranteed by Orange 21 Inc. The Loan Agreement renews annually in February for one additional year unless otherwise terminated by either the Company or by BFI. The Loan Agreement renewed in February 2009 until February 2010.

The Loan Agreement imposes certain covenants on Spy Optic, Inc., including, but not limited to, covenants requiring the Company to provide certain periodic reports to BFI, inform BFI of certain changes in the business, refrain from incurring additional debt in excess of $100,000 and refrain from paying dividends. Spy Optic, Inc. also established a bank account in BFI’s name into which collections on accounts receivable and other collateral are deposited (the “Collateral Account”). Pursuant to the deposit control account agreement between Spy Optic, Inc. and BFI with respect to the Collateral Account, BFI is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to Spy Optic, Inc. any amounts remaining after payment of all amounts due under the Loan Agreement. To secure its obligations under the guaranty, Orange 21 Inc. granted BFI a blanket security interest in substantially all of its assets. The Company was in compliance with the covenants under the Loan Agreement at September 30, 2009. At September 30, 2009 and December 31, 2008, there were outstanding borrowings of $1.5 million and $3.8 million, respectively, under the Loan Agreement. The interest rate at September 30, 2009 was 5.8% and availability under this line was $0.9 million.

The Company had a 1.3 million Euros line of credit in Italy with San Paolo IMI for LEM S.r.l., the Company’s wholly owned subsidiary and primary manufacturer (“LEM”), which was reduced at June 30, 2009 to 0.8 million Euros and further reduced at July 31, 2009 to 0.7 million Euros. Borrowing availability is based on eligible accounts receivable and export orders received at LEM. At September 30, 2009, there was approximately 0.2 million Euros available under this line of credit. At September 30, 2009 and December 31, 2008, outstanding amounts under this line of credit amounted to $0.7 million and $1.9 million, respectively. The interest rate at September 30, 2009 was 3.0%.

As a result of the reductions in the Italian line of credit with San Paolo IMI, LEM entered into an unsecured note with San Paolo IMI during June 2009 for 0.4 million Euros. The note is guaranteed by Eurofidi, a government sponsored third party that guarantees debt, and bears interest at EURIBOR 3 months interest rate plus a 1.27% spread, payable in quarterly installments due from June 2009 through September 2013.

8.	Notes Payable

Notes payable at September 30, 2009 consist of the following:

(Thousands)
Unsecured San Paolo IMI long-term debt guaranteed by Eurofidi, EURIBOR 3 months interest rate plus 1.27% spread, payable in quarterly installments due from June 2009 through September 2013	$584
Unsecured San Paolo IMI long-term debt, EURIBOR 6 months interest rate plus 1.0% spread, payable in half year installments due from March 2007 to February 2011	330
Unsecured long-term debt, EURIBOR 1-month interest rate plus 1.5% spread, payable in half year installments due from December 2005 to December 2010	83
Unsecured long-term debt, fixed interest rate at 0.5%, payable in half year installments due from December 2005 to December 2010	33
Unsecured Centro Leasing Banco long-term debt, fixed interest rate at 10.43%, payable July 2012	36
Secured note payable for software purchases, 7.45% interest rate with monthly payments of $4,200 due through May 2010. Secured by software.	33

1,099
Less current portion	(491)

Notes payable, less current portion	$608

9.	Fair Value of Financial Instruments

In April 2009, the Company adopted the FASB’s authoritative guidance on interim disclosures about fair value of financial instruments, which requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. The Company’s financial instruments include cash, accounts receivable and payable, short-term borrowings and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature. The carrying fair value of the Company’s long-term debt, including the current portion approximates fair value as of September 30, 2009. The estimated fair value has been determined based on rates for the same or similar instruments.

10.	Share-Based Compensation

Stock Option Activity

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(Thousands)
Options outstanding at December 31, 2008	1,278,500	$5.02
Granted	985,000	$1.13
Forfeited	(370,000)	$3.72
Expired	(441,250)	$6.35

Options outstanding at September 30, 2009	1,452,250	$2.31	8.66	$20,700

Options exercisable at September 30, 2009	502,746	$4.28	7.46	$—

Intrinsic value is defined as the difference between the relevant current market value of the Company’s common stock and the grant price for options with exercise prices less than the market values on such dates. During the three and nine months ended September 30, 2009 and 2008, the Company received $0 in cash proceeds from the exercise of stock options.

On May 26, 2009, the Compensation Committee of the Company’s Board of Directors (the “Committee”) determined, in accordance with the terms of the Company’s 2004 Stock Incentive Plan, as amended, to reprice certain outstanding options held by A. Stone Douglass, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and Jerry Collazo, the Company’s Chief Financial Officer. Specifically, the exercise price for Mr. Douglass’ option to purchase 250,000 shares of the Company’s common stock granted on September 29, 2008 was reduced from $3.28 to $1.50 and the exercise prices of Mr. Collazo’s options to purchase 20,000 and 150,000 shares of the Company’s common stock granted on October 12, 2006 and August 29, 2007, respectively, were reduced from $4.89 and $5.38, respectively, to $1.50 (the foregoing options held by Messrs. Douglass and Collazo are referred to herein as, the “Options”). The reduced price of $1.50 represents a 103% premium over the closing price of the Company’s common stock on May 22, 2009, the last trading day before the Committee’s decision to reprice the Options. Other than the change to the exercise price, the terms of the Options remain in effect and unchanged.

In determining to reprice the Options, the Committee considered the fact that the Options had exercise prices well above the recent trading prices of the Company’s common stock and, therefore, no longer provided sufficient incentives for Messrs. Douglass and Collazo, and determined that repricing the Options was in the best interest of the Company and its stockholders.

Restricted Stock Award Activity

The Company periodically issues restricted stock awards to certain key employees subject to certain vesting requirements based on future service.

	Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2008	22,500	$5.01
Awarded	92,743	0.91
Released	(97,326)	1.10
Forfeited	(16,042)	5.01

Non-vested at September 30, 2009	1,875	$5.01

The Company recognized the following share-based compensation expense during the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock options
General and administrative expense	$90	$106	$302	$348
Cost of sales	7	—	19	—
Sales and marketing	7	—	12	—
Shipping and warehouse	—	—	1	—
Research and development	1	—	2	—
Restricted stock
General and administrative expense	4	12	58	32
Cost of sales	—	—	37	—
Sales and marketing	5	3	8	7
Research and development	1	3	1	8

Total	115	124	440	395
Income tax benefit	(39)	(42)	(150)	(134)

Stock-based compensation expense, net of taxes	76	82	290	261

The following table summarizes the approximate unrecognized compensation cost for the share-based compensation awards and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Expense	Weighted Average Remaining Years
	(Thousands)
Stock options	$928	2.46
Restricted stock awards	79	0.70

Total	$1,007

11.	Related Party Transactions

Customer Sales

At September 30, 2009, Simo Holdings, Inc. (fka No Fear, Inc., “No Fear”) and its affiliates beneficially owned approximately 11% of the Company’s outstanding common stock. In addition, No Fear and its subsidiaries, No Fear Retail Stores, Inc. (“No Fear Retail”) and MX No Fear Europe SAS (“MX No Fear”), own retail stores in the U.S. and Europe that purchase products from the Company. Aggregated sales to the No Fear Retail stores during the three months ended September 30, 2009 and 2008 were approximately $196,000 and $156,000, respectively. The three months ended September 30, 2009 included approximately $68,000 in sales achieved through product credit given to Mark Simo, the Company’s former Chief Executive Officer and director, in conjunction with the Settlement Agreement and Mutual General Release (the “Settlement Agreement”) discussed below. Aggregated sales to these stores during the nine months ended September 30, 2009 and 2008 were approximately $498,000 and $949,000, respectively. The nine months ended September 30, 2009 included approximately $364,000 in sales achieved through product credit given to Mr. Simo in conjunction with the Settlement Agreement. Accounts receivable due from these stores amounted to $128,000 and $429,000 at September 30, 2009 and December 31, 2008, respectively.

Aggregated sales to the MX No Fear stores during the three months ended September 30, 2009 and 2008 were approximately $70,000 and $177,000, respectively. Aggregated sales to the MX No Fear stores during the nine months ended September 30, 2009 and 2008 were approximately $192,000 and $382,000, respectively. Accounts receivable due from the MX No Fear stores amounted to $73,000 and $429,000 at September 30, 2009 and December 31, 2008, respectively.

On April 30, 2009, the Company entered into a Settlement Agreement, dated as of April 28, 2009, by and among the Company’s three wholly owned subsidiaries, Spy Optic, Inc., Spy S.r.l. (“Spy Italy” which subsequently changed its name to Orange 21 Europe) and LEM (collectively, the “Orange 21 Parties”), and Mark Simo, No Fear, No Fear Retail and MX No Fear, (collectively, the “No Fear Parties”). The Settlement Agreement relates to various disputes among the parties regarding outstanding accounts receivable owed to the Company by No Fear Retail and MX No Fear and certain claims by Mr. Simo regarding his compensation for services he rendered as former Chief Executive Officer of the Company.

Pursuant to the Settlement Agreement, No Fear and its subsidiaries agreed to pay all outstanding accounts receivable due to the Company as follows: (1) an aggregate of approximately 307,000 Euros to Spy Italy on the execution of the Settlement Agreement, approximately 46,000 Euros of which was satisfied by the return of certain goggle products and (2) an aggregate of approximately $429,000 to Spy Optic, Inc., approximately $71,000 of which was paid on the execution of the Settlement Agreement with the remainder paid in monthly installments of approximately $71,000 over five months (the “Installment Payments”) with the final payment delivered on October 1, 2009. In exchange, the Company agreed to provide Mr. Simo, or such other No Fear parties as Mr. Simo may designate, with product credits in the aggregate amount of $600,000 for compensation for services rendered as the former Chief Executive Officer of the Company, less applicable payroll tax withholdings, to purchase products from the Company. The product credits accrue as follows: (1) $350,000 on the execution of the Agreement and (2) $50,000 per month for five months thereafter subject to payment of the applicable Installment Payment in full. The Company recorded an additional $300,000 expense in the first quarter of 2009 for Mr. Simo’s compensation as discussed above. The remaining $300,000 was expensed in prior periods.

Additionally, pursuant to the Settlement Agreement, No Fear issued to the Company a promissory note in the amount of approximately $357,000 (the “No Fear Note”) to memorialize the Installment Payments. Interest of 10%, compounded annually, would have accrued if No Fear failed to make timely payment of any of the Installment Payments. The No Fear Note was secured by a pledge of 446,808 shares of the Company’s common stock held by No Fear, pursuant to a stock pledge agreement.

Pursuant to the Settlement Agreement, the Orange 21 Parties on the one hand and the No Fear Parties on the other hand each released the other with respect to any and all claims arising from or related to past dealings of any kind between the parties. The Settlement Agreement was signed on April 28, 2009, but its effectiveness was conditioned upon receipt of all funds required to be delivered on execution, which did not occur until April 30, 2009. As of November 16, 2009, the Company has received payments of approximately $429,000 from No Fear and approximately 261,000 Euros (approximately $344,000 in U.S. Dollars) from No Fear MX Europe with no further amounts due in accordance with the Settlement Agreement.

12.	Commitments and Contingencies

Operating Leases

The Company leases its principal administrative and distribution facilities in Carlsbad, California and a warehouse facility in Varese, Italy, which is used primarily for international sales and distribution. LEM leases four buildings in Italy that are used for office space, warehousing and manufacturing. The Company also leases certain computer equipment, vehicles and temporary housing in Italy. Rent expense was approximately $166,000 and $195,000 for the three months ended September 30, 2009 and 2008, respectively. Rent expense was approximately $503,000 and $594,000 for the nine months ended September 30, 2009 and 2008, respectively.

Athlete Contracts

The Company has entered into endorsement contracts with athletes to actively wear and endorse the Company’s products. These contracts are based on minimum annual payments and may include additional performance-based incentives and/or product-specific sales incentives.

Product Development and Design Services

In January 2009, the Company entered into a non-exclusive agreement with Bartolomasi, Inc. for the design and development of sunglasses, goggles and prescription sunglass frames. Bartolomasi, Inc. has agreed to provide services to the Company as an independent consultant through January 4, 2011 and to be bound by confidentiality obligations. Under the agreement, Bartolomasi, Inc. assigns all ideas, inventions and other intellectual property rights created or developed on the Company’s behalf during the term of the agreement to the Company. The agreement may be terminated by either party with or without cause upon 60 days prior written notice. The agreement has minimum monthly payments totaling $180,000 per annum in both 2009 and 2010.

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

Information related to the Company’s operating segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Thousands)		(Thousands)
Net sales:
Distribution	$7,550	$10,165	$22,083	$33,318
Manufacturing	1,226	1,877	3,230	4,262
Intersegment	1,911	4,058	4,847	11,877
Eliminations	(1,911)	(4,058)	(4,847)	(11,877)

Total	$8,776	$12,042	$25,313	$37,580

Operating income (loss):
Distribution	$(794)	$(506)	$(1,097)	$(1,903)
Manufacturing	(328)	542	(1,094)	1,080

Total	$(1,122)	$36	$(2,191)	$(823)

Net income (loss):
Distribution	$(739)	$(367)	$(949)	$(1,769)
Manufacturing	(397)	373	(1,245)	651

Total	$(1,136)	$6	$(2,194)	$(1,118)

	September 30, 2009	December 31, 2008
	(Thousands)
Tangible long-lived assets:
Distribution	$1,152	$1,915
Manufacturing	3,497	3,502

Total	$4,649	$5,417

The Company markets its products domestically and internationally, with its principal international market being Europe. Revenue is attributed to the location from which the product was shipped. Identifiable assets are based on location of domicile.

	Three Months Ended September 30,
	U.S. and Canada	Europe and Asia Pacific	Consolidated	Intersegment
	(Thousands) 2009			(Thousands) 2009
Net sales	$6,026	$2,750	$8,776	$1,911

	2008			2008
Net sales	$7,842	$4,200	$12,042	$4,058

	Nine Months Ended September 30,
	U.S. and Canada	Europe and Asia Pacific	Consolidated	Intersegment
	(Thousands) 2009			(Thousands) 2009
Net sales	$18,977	$6,336	$25,313	$4,847

	2008			2008
Net sales	$27,314	$10,266	$37,580	$11,877

	September 30, 2009	December 31, 2008
	(Thousands)
Tangible long-lived assets:
U.S. and Canada	$800	$1,418
Europe and Asia Pacific	3,849	3,999

Total	$4,649	$5,417

14.	Rights Offering

On January 22, 2009, the Company launched a rights offering to raise a maximum of $7.6 million pursuant to which holders of the Company’s common stock, options and warrants, were entitled to purchase additional shares of the Company’s common stock at a price of $0.80 per share (the “Rights Offering”). The proceeds from the Rights Offering are being used for general corporate purposes, which may include research and development, capital expenditures, payment of trade payables, working capital and general and administrative expenses. The Company may also use a portion of the net proceeds to acquire or invest in complementary businesses, products and technologies, although the Company has no current plans, commitments or agreements with respect to any such transactions.

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

As of November 16, 2009, approximately 3.6 million shares of the Company’s common stock had been purchased in the Rights Offering for an aggregate of approximately $2.9 million, including approximately $0.5 million in proceeds from the purchase of unsubscribed shares. Costs related to the Rights Offerings during the nine months ended September 30, 2009 were approximately $396,000.

15.	Subsequent Event

On October 13, 2009, the Company’s subsidiary Spy Optic S.r.l. changed its name to Orange 21 Europe.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to the following: matters generally affected by the domestic and global economy, such as changes in consumer discretionary spending, changes in the value of the U.S. dollar, Canadian dollar and the Euro, and changes in commodity prices; our ability to source raw materials and finished products at favorable prices; risks related to our history of losses; risks related to our ability to manage growth; risks related to the limited visibility of future orders; our ability to identify and work with qualified manufacturing partners and consultants; our ability to expand distribution channels and retail operations in a timely manner; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; our ability to continue to develop, produce and introduce innovative new products in a timely manner; our ability to identify and execute successfully cost control initiatives; uncertainties associated with our ability to maintain a sufficient supply of products and to successfully manufacture our products; the performance of new products and continued acceptance of current products; the execution of strategic initiatives and alliances; uncertainties associated with intellectual property protection for our products; and other factors described in Item 1A of Part II of this Quarterly Report under the caption “Risk Factors,” as well as those discussed elsewhere in this Quarterly Report. Readers are urged not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

We began as a grassroots brand in Southern California and entered the action sports and youth lifestyle markets with innovative and performance-driven products and an authentic connection to the action sports and youth lifestyle markets under the Spy Optic™ brand. We have two wholly owned subsidiaries incorporated in Italy, Orange 21 Europe (formerly known as Spy Optic S.r.l., “O21 Europe”) and LEM S.r.l. (“LEM”) (our primary manufacturer), and a wholly owned subsidiary incorporated in California, Spy Optic, Inc. (“Spy U.S.”), all of which we consolidate in our financial statements. Spy Optic S.r.l. changed its name to Orange 21 Europe effective October 13, 2009. We were incorporated as Sports Colors, Inc. in California in August 1992. From August 1992 to April 1994, we had no operations. In April 1994, we changed our name to Spy Optic, Inc. In November 2004, we reincorporated in Delaware and changed our name to Orange 21 Inc.

The information contained in, or that can be accessed through, our website is not a part of this Annual Report. References in this Annual Report to “we,” “our,” “us” and “Orange 21” refer to Orange 21 Inc. and our consolidated subsidiaries, O21 Europe, LEM and Spy U.S., except where it is made clear that the term means only the parent company.

Results of Operations

Three Months Ended September 30, 2009 and 2008

Net Sales

Consolidated net sales decreased 27% to $8.8 million for the three months ended September 30, 2009 from $12.0 million for the three months ended September 30, 2008. We believe that the overall decrease is largely due to a decline in the economy and consumer discretionary spending. Sales have decreased across all lines including snow and motocross goggles and sunglasses and amongst all customer classes. Sunglass sales represented approximately 57% of net sales during each of the three months ended September 30, 2009 and 2008. Goggle sales represented approximately 43% and 42% of net sales during the three months ended September 30, 2009 and 2008. Apparel and accessories represented less than 1% and approximately 1% of net sales during the three months ended September 30, 2009 and 2008, respectively. We increased sunglass prices mid 2008 and decreased prices for certain goggles during 2009. Additionally, during 2008 we shipped a portion of our goggles in June which decreased goggles sales during the three months ended September 30, 2008 with no similar shipments during June 2009. We also had limited the production of apparel and accessories during late 2008 and early 2009 and began to sell only select items primarily on a prebook basis. Domestic net sales represented 69% and 65% of total net sales for the three months ended September 30, 2009 and 2008, respectively. Foreign net sales represented 31% and 35% of total net sales for the three months ended September 30, 2009 and 2008, respectively.

Cost of Sales and Gross Profit

Our consolidated gross profit decreased 52% to $2.9 million for the three months ended September 30, 2009 from $5.9 million for the three months ended September 30, 2008. Gross profit as a percentage of sales decreased to 33% for the three months ended September 30, 2009 from 49% for the three months ended September 30, 2008 largely due to (1) a $0.7 million increase in inventory reserves for slow moving and obsolete inventory during the three months ended September 30, 2009 compared to a $2,000 increase during the three months ended September 30, 2008, (2) a $0.1 million decrease in capitalized inventory overhead costs in the U.S. during the three months ended September 30, 2009 as a result of the reduction of inventory levels and purchasing due to management’s efforts to decrease global inventory levels compared to a $0.3 million increase in capitalized inventory overhead costs in the U.S. during the three months ended September 30, 2008 due to increased inventory levels as a result of anticipated sales that did not materialize as consumer spending substantially decreased in the second half of 2008 and (3) unabsorbed fixed costs at LEM due to the decrease in sales as a result of the reduced discretionary spending and decreased plant hours during 2009 due to the reduction in employee-related costs discussed above.

Sales and Marketing Expense

Sales and marketing expense decreased 41% to $1.8 million for the three months ended September 30, 2009 from $3.0 million for the three months ended September 30, 2008. Sales commissions decreased by $0.5 million as a result of declining sales and the restructuring of sales compensation plans. The decrease was also due to reduced employee-related costs and a reduction of certain marketing expenditures, including point-of-purchase displays and materials of $0.2 million, advertising and customer specific co-op agreements of $0.2 million, athletes of $0.1 million, consulting, website, tradeshows and events and various other expenses. Marketing expense reductions are primarily due to an overall effort by management to improve efficiencies and cut costs to be more in line with the decline in sales due to the current economic conditions.

Employee-related decreases were a result of temporary plant and office shutdowns both in the U.S. and in Italy, reduction in workforce through no replacement of certain terminated employees and as a result of a temporary 10% reduction in compensation for our Spy U.S. employees and 20% to 30% reduction of salary expense in Italy resulting from a ten-week government-subsidized leave program at LEM whereby certain employees’ work schedules were reduced. As part of this program at LEM, the Italian government subsidized a portion of employees’ salaries to minimize the effect on the employees and us. Both the reduction at Spy U.S. and the program at LEM began on March 13, 2009. These efforts at Spy U.S. and at LEM were and are currently aimed at reducing expenses during the current global economic downturn.

General and Administrative Expense

General and administrative expense decreased 24% to $1.7 million for the three months ended September 30, 2009 from $2.2 million for the three months ended September 30, 2008 largely due to reduced employee-related compensation due to headcount reductions in Italy of $0.1 million, bad debt expense decrease of $0.1 million in Italy and other employee-related expenses as discussed above in the U.S. We also had reductions in legal fees and various other costs due to efforts made to maximize efficiencies and reduce overall costs. Delaware franchise tax fees also declined as a result of the additional stock issued in connection with our rights offering during 2009 (see Note 14 to the unaudited consolidated financial statements).

Shipping and Warehousing Expense

Shipping and warehousing expense decreased 36% to $0.3 million for the three months ended September 30, 2009 from $0.4 million for the three months ended September 30, 2008 primarily due to decreases in employee-related expenses as discussed above in the U.S., decrease in employee-related costs at LEM due to reduction in headcount, and reduced third party warehousing costs as O21 Europe closed its outsourced warehouse in the Netherlands. The closure is expected to improve efficiencies at O21 Europe in future periods.

Research and Development Expense

Research and development expense decreased 2% to $292,000 for the three months ended September 30, 2009 from $297,000 for the three months ended September 30, 2008 primarily due to decreases in employee-related expenses as discussed above and reduced design and development consulting costs.

Other Income (Expense)

Other income increased 61% to $37,000 for the three months ended September 30, 2009 from $23,000 for the three months ended September 30, 2008. The increase is largely due to a decrease in interest expense of $91,000 due to reduced borrowing levels and lower interest rates partly offset by a decrease of $81,000 in foreign currency transaction gains.

Income Tax Provision

The income tax expense for the three months ended September 30, 2009 and 2008 was $51,000 and $53,000, respectively and is mainly comprised of minimum taxes due in Italy. We have recorded a full valuation allowance for previously recorded deferred tax assets both in the U.S. and in Italy at September 30, 2009. The effective tax rate for the three months ended September 30, 2009 and 2008 was (5%) and 90%, respectively. The change in the effective tax rate was due to the loss before income tax expense incurred during the three months ended September 30, 2009 compared to the income before income tax expense for the three months ended September 30, 2008.

Net Income (Loss)

A net loss of $1.1 million was incurred for the three months ended September 30, 2009 compared to a net income of $6,000 for the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 and 2008

Net Sales

Consolidated net sales decreased 33% to $25.3 million for the nine months ended September 30, 2009 from $37.6 million for the nine months ended September 30, 2008. We believe that the overall decrease is largely due to a decline in the economy and consumer discretionary spending. Sales have decreased across all lines including snow and motocross goggles and sunglasses and amongst all customer classes. Sunglass sales represented approximately 76% and 71% of net sales during the nine months ended September 30, 2009 and 2008, respectively. Goggle sales represented approximately 23% and 27% of net sales during the nine months ended September 30, 2009 and 2008, respectively. Apparel and accessories represented approximately 1% and 2% of net sales during the nine months ended September 30, 2009 and 2008, respectively. The shift of mix from goggle to sunglasses is primarily due to an increase in sunglass prices implemented mid 2008 and a decrease in price for certain goggles during 2009. We also had limited the amount of production of apparel and accessories during late 2008 and early 2009 and began to sell only select items primarily on a prebook basis. Domestic net sales represented 75% and 73% of total net sales for the three months ended September 30, 2009 and 2008, respectively. Foreign net sales represented 25% and 27% of total net sales for the nine months ended September 30, 2009 and 2008, respectively.

Cost of Sales and Gross Profit

Our consolidated gross profit decreased 42% to $10.7 million for the nine months ended September 30, 2009 from $18.3 million for the nine months ended September 30, 2008. Gross profit as a percentage of sales decreased to 42% for the nine months ended September 30, 2009 from 49% for the nine months ended September 30, 2008 largely due to (1) a $0.5 million increase in inventory reserves for slow moving and obsolete inventory during the nine months ended September 30, 2009 compared to a $0.8 million decrease in the inventory reserves during the nine months ended September 30, 2008 as a result of the sale and disposal of previously reserved inventory, (2) a $0.6 million decrease in capitalized inventory overhead costs in the U.S. during the nine months ended September 30, 2009 as a result in the reduction of inventory levels and purchasing due to management’s efforts to decrease global inventory levels compared to a $0.4 million increase in capitalized inventory overhead costs in the U.S. during the nine months ended September 30, 2008 due to increased inventory levels as a result of anticipated sales that did not materialize as consumer spending substantially decreased in the second half of 2008 and (3) unabsorbed fixed costs at LEM due to the decrease in sales as a result of the reduced discretionary spending and decreased plant hours during 2009 due to the reduction in employee-related costs discussed above.

Sales and Marketing Expense

Sales and marketing expense decreased 42% to $5.5 million for the nine months ended September 30, 2009 from $9.5 million for the nine months ended September 30, 2008. The decrease is primarily due to reduced sales commissions of $1.3 million as a result of declining sales and the restructuring of sales compensation plans as well as reductions of certain marketing expenditures, including point-of-purchase displays and materials of $0.6 million, employee-related expenses of $0.3 million as discussed above, athletes of $0.3 million, advertising of $0.2 million, consulting of $0.1 million, depreciation of $0.1 million due to disposal of vehicles, travel, tradeshows and events and various other expenses. Marketing expense reductions are primarily due to an overall effort by management to improve efficiencies and cut costs to be more in line with the decline in sales due to the current economic conditions.

General and Administrative Expense

General and administrative expense decreased 20% to $5.8 million for the nine months ended September 30, 2009 from $7.3 million for the nine months ended September 30, 2008 largely due to a decrease in bad debt reserve of $0.4 million for related parties, No Fear and MX No Fear as a result of the Settlement Agreement with the No Fear Parties discussed in Note 11 to the unaudited consolidated financial statements. The Company also experienced decreases in legal fees, consulting and outside services, audit fees, employee-related expenses for reasons discussed above, LEM building termination settlement costs and various other decreases as a result of other reductions made in an effort to maximize efficiencies and reduce overall costs. Delaware franchise tax fees also declined as a result of the additional stock issued in connection with our rights offering during 2009 (see Note 14 to the unaudited consolidated financial statements). Decreases were partly offset by $0.3 million in additional compensation expense incurred as a result of the Settlement Agreement with Mark Simo, the Company’s former Chief Executive Officer (“CEO”), for compensation related to services rendered as our former CEO. See further discussion about the Settlement Agreement with the No Fear Parties in Note 11 to the unaudited consolidated financial statements.

Shipping and Warehousing Expense

Shipping and warehousing expense decreased 46% to $0.8 million for the nine months ended September 30, 2009 from $1.4 million for the nine months ended September 30, 2008 primarily due to decreases in employee-related expenses as discussed above, a decrease in packaging supplies in the U.S. due to decreased sales, a decrease in employee-related costs at LEM due to reduction in headcount and decreases in third party warehousing costs as O21 Europe closed its outsourced warehouse in the Netherlands. The closure is expected to improve efficiencies at O21 Europe in future periods.

Research and Development Expense

Research and development expense decreased 14% to $0.8 million for the nine months ended September 30, 2009 from $0.9 million for the nine months ended September 30, 2008 primarily due to decreases in employee-related expenses as discussed above and design and development consulting costs.

Other Income (Expense)

Other income for the nine months ended September 30, 2009 was $57,000 compared to other expense for the nine months ended September 30, 2008 of ($473,000). The change is primarily due to the change in foreign currency transaction gains and (losses) of $293,000 and ($17,000) during the nine months ended September 30, 2009 and 2008, respectively, and a decrease in interest expense of $247,000 due to reduced borrowing levels and lower interest rates.

Income Tax Provision (Benefit)

The income tax expense for the nine months ended September 30, 2009 was $60,000 compared to income tax benefit of ($178,000) for the nine months ended September 30, 2008. The effective tax rate for the nine months ended September 30, 2009 and 2008 was 3% and 14%, respectively. The change in the effective tax rate was primarily due to the recording of a full valuation allowance for previously recorded deferred tax assets in both the U.S. and Italy at September 30, 2009.

Net Income (Loss)

A net loss of $2.2 million was incurred for the nine months ended September 30, 2009 compared to a net loss of $1.1 million for the nine months ended September 30, 2008.

Liquidity and Capital Resources

Cash flow activities

Cash provided by or used in operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation, amortization, deferred income taxes, provision for bad debts, share-based compensation expense and the effect of changes in working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2009 was approximately $2.2 million, which consisted of a net loss of approximately $2.2 million, adjustments for non-cash items of approximately $1.7 million and approximately $2.7 million provided by working capital and other activities. Working capital and other activities includes a $2.2 million decrease in accounts receivable due to timing of cash receipts and a decrease in sales, a $3.7 million decrease in net inventories due to management’s efforts to decrease inventory levels through improved planning and purchasing and due to the increase in inventory obsolescence reserve, partly offset by a $3.5 million decrease in accounts payable and accrued liabilities due to timing of invoices received and payments and management’s efforts to decrease overall spending.

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

Cash used in investing activities during the nine months ended September 30, 2009 was $0.4 million and was primarily attributable to the purchase of fixed assets, including computer and software and point-of-purchase displays purchased at O21 Europe and molds, tooling and software at LEM.

Cash used in investing activities during the nine months ended September 30, 2008 was $1.1 million and was primarily attributable to the purchase of fixed assets, including point-of-purchase displays, molds, tooling, computer software and hardware.

Cash used in financing activities for the nine months ended September 30, 2009 was $1.3 million and was attributable to $3.6 million in net payments on our lines of credit and $0.7 million for notes payable and capital lease principal payments partly offset by $2.5 million in net proceeds received from the sales of common stock in conjunction with our Rights Offering, described below and $0.6 million in proceeds received at LEM from the issuance of a notes payable.

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

The Rights Offering was conducted via an existing effective shelf registration statement on Form S-3. An aggregate of 9,544,814 subscription rights were distributed in the Rights Offering entitling our stockholders, option holders and warrant holders to purchase up to 9,544,814 shares of our common stock. The subscription rights were not transferable and were evidenced by subscription rights certificates. Fractional shares were not issued in the Rights Offering. The subscription rights issued pursuant to the Rights Offering expired at 5:00 p.m., New York City time, on March 6, 2009. We reserved the right to allocate unsubscribed shares to other investors at $0.80 per share. As of November 16, 2009, approximately 3.6 million shares of our common stock have been purchased in the Rights Offering for an aggregate of approximately $2.9 million, including approximately $0.5 million in proceeds from the purchase of unsubscribed shares allocated to other investors. Costs related to the Rights Offerings during the nine months ended September 30, 2009 were approximately $396,000.

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

The Loan Agreement imposes certain covenants on Spy U.S., including, but not limited to, covenants requiring it to provide certain periodic reports to BFI, inform BFI of certain changes in the business, refrain from incurring additional debt in excess of $100,000 and refrain from paying dividends. Spy U.S. also established a bank account in BFI’s name into which collections on accounts receivable and other collateral are deposited (the “Collateral Account”). Pursuant to the deposit control account agreement between Spy U.S. and BFI with respect to the Collateral Account, BFI is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to Spy U.S. any amounts remaining after payment of all amounts due under the Loan Agreement. To secure its obligations under the guaranty, Orange 21 Inc. granted BFI a blanket security interest in substantially all of its assets. We were in compliance with the covenants under the Loan Agreement at September 30, 2009. At September 30, 2009, there were outstanding borrowings of $1.5 million under the Loan Agreement, bearing an interest rate of 5.8% and availability under this line of $0.9 million.

We had a 1.3 million Euros line of credit in Italy with San Paolo IMI for LEM, which was reduced at June 30, 2009 to 0.8 million Euros and further reduced at July 31, 2009 to 0.7 million Euros. Borrowing availability is based on eligible accounts receivable and export orders received at LEM. At September 30, 2009 there were outstanding borrowings of $0.7 million under this line of credit, bearing interest at a rate of 3.0%. At September 30, 2009, there was approximately 0.2 million Euros available under this line of credit.

As a result of the reductions in the Italian line of credit with San Paolo IMI, LEM entered into an unsecured note with San Paolo IMI during June 2009 for 0.4 million Euros. The note is guaranteed by Eurofidi, a government sponsored third party, and bears interest at EURIBOR 3 months interest rate plus a 1.27% spread, payable in quarterly installments due from June 2009 through September 2013.

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

Due to current economic conditions, on March 13, 2009, we temporarily reduced our employee-related expenses by approximately 10% in the U.S., which reductions are currently continuing into the fourth quarter, and approximately 20%-30% in salary costs at our Italian-based subsidiary, LEM, which reductions lasted approximately ten weeks. The reductions were and are being achieved through a combination of temporarily-reduced salaries and work schedules as well as mandatory vacation leave. The reductions at LEM were partly offset by reimbursements through the Italian government to minimize the effects on the employees and us. In addition, we are in the process of streamlining our Italian manufacturing and sales operations, which we expect could provide additional savings.

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

Nasdaq Transfer

As a result of us no longer meeting the continued listing standards for the Nasdaq Global Market, on May 8, 2009, we transferred the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market. As reported in our Form 10-K for the year ended December 31, 2008, we were not in compliance with the $10 million minimum stockholders’ equity requirement for continued listing on the Nasdaq Global Market. The Nasdaq Capital Market is one of the three market tier designations for Nasdaq-listed stocks, and operates in substantially the same manner as the Nasdaq Global Market. The Nasdaq Capital Market currently lists the securities of approximately 550 companies. Our trading symbol remained “ORNG.” Securities listed on the Nasdaq Capital Market must satisfy all applicable qualification requirements for Nasdaq securities and all companies listed on the Nasdaq Capital Market must meet certain financial requirements and adhere to Nasdaq’s corporate governance standards.

Nasdaq Deficiency

On September 16, 2009, we received a letter from Nasdaq indicating that, for the last 30 consecutive business days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 minimum bid price required for continued listing on the Nasdaq Capital Market under Marketplace Rule 5550(a)(2). In accordance with Marketplace Rule 5810(c)(3)(A), we have 180 calendar days from the date of the Nasdaq letter, or until March 15, 2010, to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of our common stock must be at or above $1.00 per share for a minimum of 10 consecutive business days. If we do not regain compliance by March 15, 2010, Nasdaq will provide written notification to us that our common stock is subject to delisting. We intend to actively monitor the bid price for our common stock between now and March 15, 2010, and will consider available options to resolve the deficiency and regain compliance with the Nasdaq minimum bid price requirement. However, there are no assurances that we will be able to regain compliance with the NASDAQ minimum bid price requirement and if we fail to do so, our common stock will be delisted.

Off-balance sheet arrangements

We did not enter into any off-balance sheet arrangements during the nine months ended September 30, 2009 or 2008, nor did we have any off-balance sheet arrangements outstanding at September 30, 2009 and December 31, 2008.

Income Taxes

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, we have recorded a full valuation allowance for our U.S. operations at September 30, 2009 and December 31, 2008. At September 30, 2009 and December 31, 2008, we have recorded a full valuation allowance for our wholly owned subsidiaries, O21 Europe and LEM.

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

Generally, we extend credit to our customers after performing credit evaluations and do not require collateral. Our payment terms generally range from net-30 to net-90, depending on the country or whether we sell directly to retailers or to a distributor. Our distributors are typically set up as prepay accounts; however, credit may be extended to certain distributors, usually upon receipt of a letter of credit. Generally, our sales agreements with our customers, including distributors, do not provide for any rights of return or price protection. However, we do approve returns on a case-by-case basis in our sole discretion. We record an allowance for estimated returns when revenue is recorded based on historical data and make adjustments when we consider it necessary. The allowance for returns is calculated using a three step process that includes: (1) calculating an average of actual returns as a percentage of sales over a rolling twelve month period; (2) estimating the average time period between a sale and the return of the product (10 and 4.7 months at September 30, 2009 for Spy U.S. and O21 Europe, respectively) and (3) estimating the value of the product returned. The reserve is calculated as the average return percentage times gross sales for the average return period less the estimated value of the product returned and adjustments are made as we consider necessary. The average return percentage has ranged from 8.2% to 9.7% and 1.9% to 6.9% during the past two years at Spy U.S. and O21 Europe, respectively, with 9.0% and 6.7% used at September 30, 2009 for Spy U.S. and O21 Europe, respectively. If Spy U.S. were to use 9.7% (the highest average return rate in the past two years) it would have resulted in approximately $85,000 increase to the liability, which would have resulted in a reduction in net sales for the nine months ended September 30, 2009. If O21 Europe were to use 6.9% (the highest average return rate in the past two years) it would have resulted in approximately $3,000 increase to the liability, which would have resulted in a reduction in net sales for the nine months ended September 30, 2009. Historically, actual returns have been within our expectations. If future returns are higher than our estimates, our earnings would be adversely affected.

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

Share-based Compensation Expense

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which the employee is required to provide service in exchange for the award—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments.

Determining Fair Value of Stock Option Grants

Valuation and Amortization Method. We use the Black-Scholes option-pricing valuation model (single option approach) to calculate the fair value of stock option grants. For options with graded vesting, the option grant is treated as a single award and compensation cost is recognized on a straight-line basis over the vesting period of the entire award.

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

Forfeitures. The FASB requires companies to estimate forfeitures at the time of grant and revise those estimates in subsequent reporting periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.

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

Foreign Currency and Derivative Instruments

The functional currency of each of our foreign wholly owned subsidiaries, O21 Europe and LEM and our Canadian division is the respective local currency. Accordingly, we are exposed to transaction gains and losses that could result from changes in foreign currency. Assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income (loss).

Recently Issued Accounting Pronouncements

Effective April 1, 2009, the FASB issued authoritative guidance on subsequent events, which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these consolidated financial statements, we evaluated the events and transactions that occurred between September 30, 2009 and November 16, 2009, the date these consolidated financial statements were issued.

In June 2009, the FASB issued authoritative guidance, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles. The guidance is effective for interim and annual periods ending after September 15, 2009 and did not have a material impact on our consolidated financial statements.

Item 4T.	Controls and Procedures

Disclosure Control and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2009, the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time frames specified by the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our performance depends on general economic conditions and their impact on consumer confidence and discretionary consumer spending, which have deteriorated significantly over the past year and may remain depressed for the foreseeable future. Our business and financial performance, including our sales and the collection of our accounts receivable, may continue to be adversely affected by the current decrease and any future decrease in economic activity in the United States or in other regions of the world in which we do business. Further, economic factors such as a reduction in the availability of credit, increased unemployment levels, higher fuel and energy costs, rising interest rates, adverse conditions in the housing markets, financial market volatility, recession, reduced consumer confidence, savings rates, acts of terrorism, major epidemics (including H1N1 and other influenzas) and other factors affecting consumer spending behavior could adversely affect demand for our products. If consumer spending continues to decline, we will not be able to improve our sales. In addition, reduced consumer spending may cause us to lower prices or suffer increases in product returns, which would have a negative impact on gross profit.

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

We sell a majority of our products in transactions denominated in U.S. Dollars; however, we purchase a substantial portion of our products from our manufacturers in transactions denominated in Euros. As a result, the weakening of the U.S. Dollar beginning in first half of 2008 and continuing through 2009 caused our cost of sales to increase substantially. If the U.S. Dollar further weakens against the Euro in the future, our cost of sales could further increase. We also are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our Italian subsidiaries O21 Europe and LEM, and due to net sales in Canada. Between January 1, 2008 and October 27, 2009, the Euro exchange rate has ranged from U.S. $1.23 to U.S. $1.60. Between January 1, 2008 and October 27, 2009, the Canadian Dollar exchange rate has ranged from U.S. $0.77 to U.S. $1.03. For the nine months ended September 30, 2009 and 2008, we had a net foreign currency gain and a net foreign currency loss of $0.3 million and $17,000, respectively, which represented approximately one percent and zero percent of our net sales, respectively.

The effect of foreign exchange rates on our financial results can be significant. Therefore we have engaged in the past, and may in the future engage in, certain hedging activities to mitigate over time the impact of the translation of foreign currencies on our financial results. Our hedging activities have in the past reduced, but have not eliminated, the effects of foreign currency fluctuations. Factors that could impact the effectiveness of our hedging activities include the volatility of currency markets and the availability of hedging instruments. The degree to which our financial results are affected has depended in part upon the effectiveness or ineffectiveness of our hedging activities. As of September 30, 2009, we were not engaged in any foreign currency hedging activities.

We have a history of significant losses. If we do not achieve or sustain profitability, our financial condition and stock price could suffer.

We have a history of losses and we may continue to incur losses for the foreseeable future. As of September 30, 2009, our accumulated deficit was $34.7 million and, during the nine months ended September 30, 2009, we incurred a net loss of $2.2 million. We have not achieved profitability for a full fiscal year since our initial public offering. If we are unable to maintain or grow our revenues, or if we are unable to reduce operating expenses sufficiently, we may not be able to achieve full fiscal year profitability in the near future or at all. Even if we do achieve full fiscal year profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve full fiscal year profitability within a short period of time, or at all, or if we are unable to sustain profitability at satisfactory levels, our financial condition and stock price could be adversely affected.

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

We are continuously evaluating potential entries into or expansion of new product offerings. In expanding our product offerings, we intend to leverage our sales and marketing platform and customer base to develop these opportunities. While we have generally been successful promoting our sunglasses and goggles in our target markets, we cannot predict whether we will be successful in gaining market acceptance for any new products that we may develop. In addition, expansion of our business strategy into new product offerings will require us to incur significant sales and marketing and research and development expenses. These requirements could strain our management and financial and operational resources. Additional challenges that may affect our ability to expand our product offerings include our ability to:

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

We are heavily dependent on our current executive officers and management. The loss of any key employee or the inability to attract or retain qualified personnel, including product design and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell our products and damage our brand. We believe that our future success is significantly dependent on the contributions of A. Stone Douglass, who became our Chief Executive Officer in October 2008 as well as Jerry Collazo, our Chief Financial Officer, Stefano Lodigiani, our General Manager of LEM and Director of Operations, Italy and our Vice President of Sales, Erik Darby. The loss of the services of Mr. Douglass, Mr. Collazo, Mr. Lodigiani or Mr. Darby would be difficult to replace. Our future success may also depend on our ability to attract and retain additional qualified management, design and sales and marketing personnel. We do not currently have key man insurance on Mr. Douglass, Mr. Collazo or Mr. Darby. We do carry key man life insurance on Mr. Lodigiani for $1.0 million. If our management team is unable to execute on our business strategy, our business may be harmed, which could adversely impact our branding strategy, product development strategy and net sales.

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

We purchase substantially all of our sunglass products from our wholly owned subsidiary, LEM and over half of our goggle products are manufactured by OGK in China. We expect to manufacture substantially all of our goggles through OGK in 2010. We do not have long-term agreements with any of our manufacturers other than LEM or with vendors that supply raw materials to LEM. We cannot be certain that we will not experience difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs and failures to comply with our requirements for the proper utilization of our intellectual property. Many of our manufacturers have extended credit to us and there can be no assurances that they will continue to do so on commercially reasonable terms or at all. If our relationship with any of our manufacturers is interrupted or terminated for any reason, including the failure of any manufacturer to perform its obligations to us, we would need to locate alternative manufacturing sources. The establishment of new manufacturing relationships involves numerous uncertainties, and we may not be able to obtain alternative manufacturing sources in a manner that would enable us to meet our customer orders on a timely basis or on satisfactory commercial terms. If we are required to change any of our major manufacturers, we would likely experience increased costs, substantial disruptions and delays in the manufacture and shipment of our products and a loss of net sales.

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

Our European sales and administration operations as well as our primary manufacturers are located in Italy. We are subject to risks inherent in international business, many of which are beyond our control, including:

•	difficulties in obtaining domestic and foreign export, import and other governmental approvals, permits and licenses and compliance with foreign laws, including employment laws;

•	difficulties in staffing and managing foreign operations, including cultural and regulatory differences in the conduct of business, labor and other workforce requirements;

•	transportation delays and difficulties of managing international distribution channels;

•	longer payment cycles for, and greater difficulty collecting, accounts receivable;

•	ability to finance our foreign operations;

•	fluctuations in currency exchange rates;

•	trade restrictions, higher tariffs or the imposition of additional regulations relating to import or export of our products;

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

We use numerous chemicals and generate other hazardous by-products in our manufacturing operations. As a result, we are subject to a broad range of foreign environmental laws and regulations. These environmental laws govern, among other things, air emissions, wastewater discharges and the acquisition, handling, use, storage and release of wastes and hazardous substances. Such laws and regulations can be complex and change often. Remediation of chemicals or other hazardous by-products could require substantial resources which could reduce our cash available for operations, consume valuable management time, reduce our profits or impair our financial condition. Contaminants have been detected at some of our present facilities in Italy. We have undertaken to remediate these contaminants. The remediation is expected to cost approximately 358,000 Euros, involves the purchase and installation of new paint booths, and is expected to be completed by December 31, 2009.

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

We expect to consider opportunities to acquire or make investments in other technologies, products and businesses from time to time that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base, although we have no specific agreements with respect to potential acquisitions or investments. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions, including our acquisition of LEM, and strategic investments involve numerous risks, including:

•	problems assimilating the purchased technologies, products or business operations;

•	problems maintaining uniform standards, procedures, controls and policies;

•	unanticipated costs associated with the acquisition;

•	diversion of management’s attention from our core business;

•	inability to generate sufficient revenues to offset acquisition startup costs;

•	harm to our existing business relationships with manufacturers and customers;

•	risks associated with entering new markets in which we have no or limited prior experience; and

•	potential loss of key employees of acquired businesses.

Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments that could harm our financial results. If we fail to properly evaluate and execute acquisitions and strategic investments, our management team may be distracted from our day-to-day operations, our business may be disrupted and our operating results may suffer. In addition, if we finance acquisitions by issuing equity or convertible debt securities, our stockholders would be diluted.

We will be unable to compete effectively if we fail to anticipate product opportunities based upon emerging technologies and standards and fail to develop products and solutions that incorporate these technologies and standards in a timely manner.

To date, we have introduced various sunglass and goggle products developed around various technologies and standards and we may spend significant time and money on research and development to design and develop products around any new emerging technologies or industry standards. If an emerging technology or industry standard that we have identified fails to achieve broad market acceptance in our target markets, we may be unable to generate significant revenue from our research and development efforts. Moreover, even if we are able to develop products using adopted standards, our products may not be accepted in our target markets. As a result, our business would be materially harmed.

We have limited experience in designing and developing products that support new technologies or industry standards. If our competitors move away from the use technologies or industry standards that we support with our products and adopt alternative technologies and standards, we may be unable to design and develop new products that conform to these new technologies and standards. The expertise required is unique to each technology and industry standard, and we would have to either hire individuals with the required expertise or acquire such expertise through a licensing arrangement or by other means. The demand for individuals with the necessary expertise to develop a product relating to a particular technology or industry standard is generally high, and we may not be able to hire such individuals. The cost to acquire such expertise through licensing or other means may be high and such arrangements may not be possible in a timely manner, if at all.

Risks Related to the Market for Our Common Stock

Our stock price may be volatile, and you may not be able to resell our shares at a profit or at all.

The trading price of our common stock fluctuates due to the factors discussed in this section and elsewhere in this report. For example, between January 1, 2008 and October 27, 2009, our stock has traded as high as $5.00 and as low as $0.55. In addition, the trading market for our common stock may be influenced by the public float that exists in our stock from time to time. For example, although as of November 12, 2009 we have approximately 11.9 million shares outstanding, approximately 8.8 million, which is approximately 74%, of those shares are held by 10 stockholders. If any of those investors were to decide to sell a substantial portion of their respective shares, it would place substantial downward pressure on our stock price. We also have 1,452,250 shares of our common stock reserved for the exercise of outstanding stock options, of which 502,746 were fully vested and exercisable as September 30, 2009. Additionally, in connection with our initial public offering, we issued warrants to purchase up to 147,000 shares of common stock to Roth Capital Partners, LLC, and an affiliate, which are fully vested as of September 30, 2009. All 11,866,619 of our outstanding shares of common stock at November 12, 2009 may be sold in the open market, subject to certain limitations.

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

We may not maintain the listing of our common stock on the NASDAQ Capital Market

Our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Capital Market. In order to maintain our listing on the NASDAQ Capital Market, we will need to regain compliance with certain minimum listing standards, including maintaining a minimum bid price of $1.00 for our common stock. On September 16, 2009, we received a notice from NASDAQ indicating that, for the preceding 30 consecutive business days, the bid price of our common stock had closed below the $1.00 minimum bid price required for continued listing on the NASDAQ Capital Market under Marketplace Rule 5550(a)(2). Pursuant to Marketplace Rule 5810(c)(3)(A), we have 180 calendar days from the date of the notice, or until March 15, 2010, to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of our common stock must be at or above $1.00 per share for a minimum of 10 consecutive business days. If we do not regain compliance by March 15, 2010, NASDAQ will provide written notification to us that our common stock is subject to delisting. We intend to actively monitor the bid price of our common stock between now and March 15, 2010, and will consider available options to resolve the deficiency and regain compliance with the NASDAQ minimum bid price requirement. However, there are no assurances that we will be able to regain compliance with the NASDAQ minimum bid price requirement and if we fail to do so, our common stock will be delisted.

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

(a) Our Annual Meeting of Stockholders was held on September 10, 2009.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management’s nominees as listed in the proxy statement to elect two directors. All such nominees were elected.

(c) The matters voted at the meeting and the results were as follows:

(1) To approve an amendment and restatement of the Company’s Restated Certificate of Incorporation to modify or repeal certain defensive measures, including certain limitations on stockholders’ rights, among other changes.

For	Against	Abstain	Broker Non-Vote
8,002,707	64,114	8,333	0

(2) To elect two directors to serve for a term to expire at the Annual Meeting in 2010 or until their successors are elected and qualified.

	For	Withheld
Director #1 — Harry Casari	8,016,453	58,701
Director #2 — Seth Hamot	8,023,729	51,425

(3) To ratify the selection of Mayer Hoffman McCann P.C. to serve as independent registered certified public accountants for the Company for the year ending December 31, 2009.

For	Against	Abstain	Broker Non-Vote
8,051,196	15,625	8,333	0

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orange 21 Inc.

Date: November 16, 2009	By	/s/ Jerry Collazo
Jerry Collazo
Chief Financial Officer

Item 6.	Exhibits

Exhibit Number	Description of Document
3.2	Restated Certificate of Incorporation

3.4	Amended and Restated Bylaws (incorporated by reference to Form 10-Q (File No. 000-51071) filed on August 13, 2009)

4.1	Form of Common Stock Certificate (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

31.1	Section 302 Certification of the Company’s Chief Executive Officer

31.2	Section 302 Certification of the Company’s Chief Financial Officer

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)