Form 10-K
period 2009-12-31
Orange 21 Inc.
filed 2010-03-26
CIK 932372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Securities registered pursuant to Section 12(b) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the closing price as reported on the NASDAQ Capital Market on June 30, 2009 was $4,707,000. As of March 19, 2010, there were 11,903,943 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2010 Annual Meeting of Stockholders.

ORANGE 21 INC. AND SUBSIDIARIES

2009 FORM 10-K

PART I

Item 1. Business

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

Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include those described in Item 1A of Part I of this Annual Report under the caption “Risk Factors,” as well as those discussed elsewhere in this Annual Report. Readers are urged not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

We were incorporated as Sports Colors, Inc. in California in August 1992. From August 1992 to April 1994, we had no operations. In April 1994, we changed our name to Spy Optic, Inc. In November 2004, we reincorporated in Delaware and changed our name to Orange 21 Inc. The information contained in, or that can be accessed through, our website is not a part of this Annual Report. References in this Annual Report to “we,” “our,” “us” and “Orange 21” refer to Orange 21 Inc. and our consolidated subsidiaries, O21NA, O21 Europe and LEM, except where it is made clear that the term means only the parent company.

Overview

We are a multi-branded designer, developer, manufacturer and distributor of premium sunglasses and goggles. We began as a grassroots brand in Southern California and entered the action sports and lifestyle markets with innovative and performance-driven products and an authentic connection to the action sports and lifestyle markets under the Spy Optic™ brand. We recently entered into a licensing agreement with O’Neill Trademark BV (“O’Neill”) to develop and sell O’Neill™ branded eyewear in addition to our existing brands, Spy™ and SpyOptic™. We have two wholly owned subsidiaries incorporated in Italy, Orange 21 Europe S.r.l. (formerly known as Spy Optic S.r.l., “O21 Europe”) and LEM S.r.l. (“LEM”) (sunglass and goggle manufacturer), and a wholly owned subsidiary incorporated in California, Orange 21 North America (formerly known as Spy Optic, Inc. (“O21NA”), all of which we consolidate in our financial statements. Spy Optic S.r.l. changed its name to Orange 21 Europe effective October 13, 2009. Spy Optic, Inc. changed its name to Orange 21 North America Inc. effective January 11, 2010.

Action Sports Lifestyle Brands

We design, develop and market premium products for the action sports, motorsports, snowsports and lifestyle markets. Our principal products, sunglasses and goggles, are marketed primarily under the brands, Spy™, SpyOptic™ and O’Neill™. These products target the action sport and power sports markets, including surfing, skateboarding, snowboarding, ski and motocross, and the lifestyle market within fashion, music and entertainment. We have built our brands by developing innovative, proprietary products that utilize high-quality materials and optical lens technology to convey performance, style, quality and value. We sell our products in approximately 3,000 retail locations in the United States and Canada and internationally through approximately 3,000 retail locations serviced by our international distributors and us. We have developed strong relationships with key multi-store action sport and lifestyle retailers as well as sunglass specialty retailers in the United States, such as Zumiez, Inc., Sunglass Hut, Tilly’s Clothing, Shoes & Accessories, No Fear, Solstice, Totes/Sunglass World, Sun Diego, Industrial Skateboards and a strategically selective collection of specialized individually owned and operated surf, skate, snow and motocross stores.

For the Spy and O’Neill brands, we focus our marketing and sales efforts on the action sports, motorsports, snowsports and lifestyle markets, and specifically, persons ranging in age from 17 to 35. We separate our eyewear products into two groups: sunglasses, which includes fashion, performance sport and women-specific sunglasses, and goggles, which includes snowsport and motocross goggles. In addition, we sell branded sunglass and goggle accessories. In managing our business, we are particularly focused on ensuring that our product designs are keyed to current trends in the fashion industry, incorporate the most advanced technologies to enhance performance and provide value to our target market.

Other Lifestyle Brand

In February 2010, we further diversified our brand portfolio by partnering with Jimmy Buffett and his Margaritaville™ brand for eyewear. Mr. Buffett has developed the Margaritaville into a commercially successful brand platform built around the positioning of island escapism. The Margaritaville brand has developed a strong presence across many categories, including apparel, foods, distilled spirits, beer and party appliances. Brand Margaritaville attracts a diverse consumer base united by their desire to escape to the island lifestyle with Margaritaville products.

Target Markets

Action Sports Lifestyle Brands

We focus our marketing and sales efforts on the action sports, motorsports, snowsports and lifestyle markets, and specifically, persons ranging in age from 17 to 35. Individuals born between approximately 1982 and 2002, more commonly referred to as Generation Y, represent a large sector of this target demographic. Generation Y is a powerful demographic supported by solid growth and spending power. Comprising more than 80 million people within the United States, Generation Y represents the second largest demographic next to the Baby Boomer generation and according to Brand Mercenaries, they spend approximately $200 billion per year and have a major influence on their parent’s spending. We believe this combination of Generation Y’s youth and purchasing power has made it a powerful driver of trends in fashion, music and sports.

We have initially targeted the action sports, motorsports, snowsports and lifestyle markets due to their popularity with Generation Y and the need for premium quality, high performance eyewear in these markets. We believe the nexus between Generation Y and action sports generates tremendous crossover appeal between sport and fashion in our target demographic, members of Generation Y who are seeking premium quality eyewear products. The need for high performance eyewear products within action sports and the influence of the athletes in such action sports has fueled our growth and led to strong appeal for our products and brand recognition. We have leveraged this success into expanding our product lines into fashion forward designs for the lifestyle market.

As the action sports markets have grown and aged, we have broadened our core audience. While these sports were in their infancy 20 + years ago and unknown to many parents, today they are accepted sports that are entering the mainstream. While we market primarily to the younger end of the demographic, many of our customers from a decade ago have stayed with the Spy brand and begun to raise the average age of our customer base.

O’Neill is a well-established brand with a strong global reputation, whose retail demand in many regions is complimentary to that of the Spy brand. Additionally, the O’Neill brand offers a new set of distribution opportunities within our current market sectors, as well as offering new global distribution opportunities.

Other Lifestyle Brand

Jimmy Buffett and his brand Margaritaville™ has partnered with us to produce a signature collection of eyewear. Launching in summer 2010, Margaritaville premium eyewear collection will compliment the existing Margaritaville products; essentials and accessories for the perfect tropical escape. Brand Margaritaville targets consumers aged 18 to 55 years with equal participation from men and women.

Business Strategy

Our long-term goal is to capitalize on the strengths of our consumer brands by providing consumers with stylish, high-quality, performance-driven products. We seek to differentiate our brands by offering diverse product lines that emphasize authenticity, functionality, quality and comfort. In pursuit of this goal, we are pursuing the following operating and growth strategies that provide the framework for our future growth, while maintaining the quality and integrity of our brand.

Operating Strategy

•

Drive Product Demand Through Premium Quality and Innovative Design.    We believe our reputation for premium quality, innovation and technical leadership distinguishes our products from those of our competitors and provides us with significant competitive advantages. Our sunglasses are forged from materials such as grilamid, propionate and acetate, which we believe are superior to the materials used by many of our competitors. These materials provide product characteristics such as flexible sport frames, more comfortable fashion frames and, in the case of acetate, allow us to hand cut and polish our fashion frames. Our use of hand painting techniques and specialized trims, including metal logos, hinges and temple plates, create unique premium sunglasses and goggles. We intend to continue developing innovative styles and products in order to preserve and strengthen our leadership position as having a progressive action sports, motorsports, snowsports and lifestyle brand.

•

Sustain Brand Authenticity.    To sustain the authenticity of our action sports brands, our grassroots marketing programs feature advertising in action sports and lifestyle media at a global level, participation in and sponsorship of events and sponsorship of action sports athletes. Our advertising campaign, found in print media such as Surfer, Transworld Snowboarding and Alliance Wakeboard magazines, fuses athletes, lifestyle, innovative product photography and our unique style. Our approach to event marketing utilizes our Spy® branded vehicles to showcase our products and athletes at events such as the Eastern Surfing Association, X Games, Wakestock, the U.S. Open of Surfing and the Whistler Ski and Snowboard Festival.

•

Actively Manage Retail Relationships.    We manage the retail sales process by monitoring customer sales and inventory levels by product category and style to ensure optimal brand representation and product offerings. Our sales programs, including in-store clinics, point-of-purchase displays and marketing materials, assist our authorized retailers in promoting the authenticity of our brands and products and maximize the implementation of our consumer marketing initiatives. We will continue to develop strategic partnerships with brand enhancing specialty and national retailers that ensure brand authenticity and maximum point of sale opportunities. As a result, we have excellent relationships with our retailers, which enable us to influence the assortments and positioning of our brands at retail.

Growth Strategy

•

Expand Domestic Distribution and Brand Recognition Outside of California.    We believe that opportunities exist to increase our sales outside of California by building tight partnerships with our key retailers through brand management, product positioning and managing account expectations for turn and profitability.

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

Traditional Distribution: This model is currently utilized in 35 countries. This model allows us to sell products within certain countries without making a substantial investment in that country. Products are sold to an Authorized Distributor in the country who in turn provides all sales, service, marketing and accounting functions for the dealer base within that country. The effectiveness of this model is directly related to the effectiveness of the distribution partners in the relevant markets. We are currently evaluating all partners and making appropriate necessary changes to maximize returns.

We are continuously evaluating alternative distribution models with a view towards increasing our international sales.

•

Introduce New Products Under Our Existing Brands, Spy and O’Neill.    We intend to increase our sales by developing and introducing new products under our existing brands that embody our standards of design, performance, value and quality. We have expanded our women’s product line in both the U.S. and international markets. Additionally, we have expanded our handmade products and launched several product lines within the optical prescription eyewear market through our international sales channels. We plan to continue to introduce new eyewear product lines such as fashion and sport-lifestyle frames and product lines with premium lenses and special limited edition collections.

•

Continue to Build or Acquire New Brands.    We intend to focus on developing or acquiring new brands that we believe complement our action sports and lifestyle brand. We believe that brand acquisition opportunities currently exist in the action sports and lifestyle markets that would allow us to expand both our product offerings and our target demographics.

Products

We design, develop and market premium eyewear products, apparel and accessories. Our current product matrix consists of seven product categories, including fashion sunglasses, women-specific sunglasses, performance sport sunglasses, snowsport goggles, motocross goggles, accessories and prescription glasses.

Fashion Sunglasses

We currently offer 27 models of fashion sunglass products. The majority of our fashion sunglass frames are constructed of propionate or acetate, which enable us to produce smooth, dense products that are adjustable to the contours of each individual’s face and are very comfortable to wear. We are one of the few brands in the action sports and lifestyle markets to offer high-quality fashion sunglass frames constructed from propionate or acetate. These frames are engineered utilizing a wide variety of unique colorations and color fades that are created and/or polished for a high-gloss finish. The majority of our fashion sunglass frames, including all color fades, are hand painted in Italy and China. We also incorporate adjustable wire-core temples into seven of our fashion sunglass products so that our sunglass frames will provide a more custom fit for each individual. In addition, we offer metal sunglass frames and eyewear forged from pliable yet strong monel alloy, a metal compound made from nickel, silver and aluminum. Retail prices for these models range from $70 to $155.

Women-Specific Sunglasses

We currently offer eleven models of women-specific sunglass products. These models are constructed of propionate or acetate, which are engineered utilizing a wide variety of unique colorations and color fades that are polished for a high-gloss finish. Other materials utilized in this product line include grilamid and monel alloy. Retail prices for these models range from $100 to $160.

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

Snowsport Goggles

We currently offer eight models of snowsport goggle products. All of our snowsport goggle models are constructed of injected polyurethane, anti-fog lens construction and Isotron foam, and offer 100% ultraviolet, or UV, protection incorporate our patented Scoop airflow technology. Three of the models utilize our ARC spherical, dual-lens system, one uses our multibase Mosaic® technology, and the other models utilize cylindrical, dual-pane lens technology. Retail prices for these models range from $40 to $180.

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

Prescription glasses

We have 12 unisex prescription eyewear frames, made in Italy and China of hand-milled acetate, available only in European countries and retailing for between 170 Euros and 200 Euros.

Sales and Distribution

Our distribution strategy is based on our belief that the integrity and success of our brand is dependent on strategic growth and careful selection of the retail accounts where our products are merchandised and sold. We sell our products in approximately 3,000 retail locations in the United States and internationally through approximately 3,000 retail locations serviced by us and our international distributors. Our success at building a strong distribution strategy that focuses on the action sports and lifestyle markets has been critical to developing new channel business and fostering stronger businesses with our current national account partners. The largest growth opportunity for our brands is expanding our presence outside of California and increasing sales into sporting goods, sunglass specialty and optical retailers around the globe. As a result, we intend to focus substantial resources towards growing sales of our products to these types of retail accounts.

Domestic Sales and Distribution

We sell our products to retailers who merchandise our products in a manner consistent with the image of our brands and the quality of our products. We have developed long-term relationships with key multi-store action sport and lifestyle retailers in the United States, such as Zumiez, Inc., Tilly’s Clothing, Shoes & Accessories, Cycle Gear, Inc., Ron Jon Surf Shops and a large collection of action sport retailers that focus on surfing, skateboarding, snowboarding, snow skiing, motocross, wakeboarding and mountain biking. We have entered into dealer arrangements with our retailers; however, these arrangements do not contain minimum purchase commitments and can be terminated by either party at any time. As of December 31, 2009, our domestic sales force consisted of approximately 42 independent, non-exclusive field sales representatives, 16 sub-sales representatives, one vice president of sales, five regional sales directors or managers and 11 internal sales and customer service representatives.

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

We understand that our retail partners represent the connection between our brands and the consumer; therefore, we have focused on building the strongest relationships with all of the top accounts and their senior management, buyers, merchandisers and retail sales staff. Our retail marketing and sales support teams ensure that our sales representatives and retailers have the tools, knowledge and support to sell our products. We provide dealer catalogs, clinic tools, displays, point-of-purchase materials, dealer mailings, sales representative training and an in-house sales support staff to ensure that we focus on all aspects of selling our products and building relationships with our retailers. We also utilize mobile sales support vehicles operated by key sales and marketing representatives. These vehicles effectively promote our brand at regional action sports events and provide a variety of retailer support services, including merchandising and onsite training.

International Sales and Distribution

Our products are currently sold in over 40 countries outside of the United States. Net sales to foreign countries accounted for 30% and 29% of our total net sales for the years ended December 31, 2009 and 2008, respectively. All of our sales, marketing and distribution activities outside of the United States and Canada are currently serviced directly by our wholly owned European subsidiary, O21 Europe, located in Varese, Italy. Our international sales are generated by our direct sales force (France, Italy, Spain, Germany, Austria and United Kingdom) and our international distributors. Our direct sales force consists of 22 independent sales reps and two sales agencies. Our international distributors utilize an independent or hired sales force consisting of over 100 non-exclusive sales representatives in Europe, Middle East and Africa (“EMEA”), Asia Pacific and South American regions. These distributors allow us to ensure that each region is provided with the optimal marketing, sales support and product mix that are complementary to the needs of retailers within their respective territories.

In addition to our traditional distribution model, we utilize another method of international distribution that does not rely exclusively upon our international distributors and their sales representatives. This method of international distribution consists of targeting sales territories where product demand is expected to support the establishment of direct operations in such territory, which we refer to as our Dealer Direct program. This program utilizes regional independent or agency sales representatives that provide all on-site retail services, while we provide all marketing, accounting and fulfillment operations. Fulfillment services can be provided by our United States or Italy based distribution centers, depending on the location of the Dealer Direct territory. We have implemented the Dealer Direct program in Canada, Italy, France, Germany, Austria and United Kingdom. We may continue to expand this program in other countries in the future. We are continuously evaluating alternative distribution models with the goal of increasing our international sales.

Promotion and Advertising

All marketing and branding is managed by our in-house staff, which enables us to deliver a targeted, consistent and recognized advertising message. Our commitment to marketing at the grassroots level in the action sports market and the lifestyle market within fashion, music and entertainment is the foundation of the promotion and advertising of our brand and products. We focus our marketing efforts on Generation Y, which we believe is one of the most influential and growing demographics in contemporary culture. We seek to increase our brand’s support and influence within the action sports and lifestyle markets through our athlete sponsorship program, a variety of consumer print advertising campaigns and grassroots marketing initiatives, such as sponsorship of action sports events and promotional vehicle tours.

We employ managers for the surf, snowboard, motocross, ski and wakeboard sectors of the action sports market, each of whom possesses expertise within his or her specific sport. Many of our managers were professional athletes and remain immersed within their specific sports. Our managers are responsible for selecting sponsored athletes, grassroots marketing and event initiatives, maintaining industry relationships and directing print advertising within their segment. We are extremely selective with athlete sponsorship and only sign athletes who we believe are able to influence youth culture on a regional or global level. Some of our athletes include: surfers Dean Morrison and Clay Marzo; snowboarders Eero Niemela, Louie Vito and Louri Podlatchikov; motocross riders Jeremy McGrath and Kevin Windham; wakeboarder Danny Harf and NASCAR driver Dale Earnhardt, Jr.

We sponsor regional and national action sports events and employ a vehicle-marketing program to drive the growth of our brand at trade shows and action sports, music and lifestyle events. Our vehicle marketing program primarily consists of regional sales and marketing vehicles, which we utilize to create a dynamic and unique event experience. We also have given away four Spy® branded wakeboarding boats in recent years in conjunction with Correct Craft/Air Nautique and several action sports magazines and/or retail store Sports Chalet.

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

Product Design and Development

•

Our products are designed for individuals who embrace the action sports and lifestyle markets. We believe our most valuable input comes from our managers, employees, sponsored athletes and sales representatives who are actively involved in action sports. This connection with the action sports and lifestyle markets continues to be the driving force for the design and performance features of our products and is key to our reputation for innovative and authentic product designs.

•

In order to respond effectively to changing consumer preferences, we attempt to stay abreast of emerging lifestyle and fashion trends in the action sports and lifestyle markets. Our design team constantly monitors regional and global fashion in order to identify trends that may be incorporated into future product designs.

•

Every eyewear design starts with a hand-drawn sketch, which is then converted into a computer-rendered technical drawing. The computer-rendered technical drawing is then fabricated into a hand-finished prototype. This prototype is extensively analyzed and measured through laboratory and field-testing to ensure that it reflects the design integrity of the original sketch and that the fit meets our exacting standards. In addition, we often incorporate key changes and improvements for our eyewear through input from our sponsored athletes, sales representatives, managers and employees. Once the prototype is thoroughly tested and optimized, the design is translated into a hand-polished, steel injection-mold or a “tool” for handmade product.

•

We differentiate our products from those of our competitors by incorporating innovative designs, advanced optical technology, and premium components and materials. In certain instances, we believe that such innovations have allowed us to grow consumer acceptance of our products with only nominal increases in manufacturing costs. We believe that the substantial experience of our design team will greatly enhance our ability to maintain our position as having one of the leading brands in the action sports and lifestyle markets and to expand the scope of our product lines.

Research and development expenses during the years ended December 31, 2009 and 2008 were approximately $1,145,000 and $1,309,000, respectively.

Product Technologies

Scoop Airflow Technology

Our patented airflow system is referred to as Scoop airflow technology. The Scoop ventilation system forces air through strategically placed vents on goggle and sunglass frames, which reduces pressure and eliminates fogging. Our Scoop technology is protected by four U.S. patents. Currently, we license our Scoop technology to one other sunglass company on a non-exclusive basis. During the years ended December 31, 2009 and 2008, we received approximately $4,000 and $29,000 in royalty revenue from this sunglass company.

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

Our Mosaic lens technology combines retro aesthetics with advanced engineered optics. Mosaic features a dynamic lens curvature that closely conforms to the contours of the face with a “multi” base curvature. The entire lens surface has been engineered for superior optical performance.

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

•

Mosaic Lens Technology.    During 2008 we introduced this lens technology to goggles with the Apollo snowsports goggle. The Apollo goggle features a Mosaic multi-base snow goggle lens, which has three distinct lens curvatures. The mosaic lens technology permits a vast improvement in peripheral goggle visibility with a minimal frame shape while creating a sleek, yet wide window on the slopes. The mosaic lens has one curvature on the vertical axis like a spherical lens, yet two distinct curvatures on the horizontal axis, one is a large diameter curvature from eye to eye and the other is a tighter radius curvature at the outside of the cheekbones.

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

Customers

Our products are currently sold in the United States, Canada and in 40 other countries around the world. Our customer base reflects our heritage and influence across the action sports and lifestyle markets and a distribution strategy which focuses on action sport and lifestyle retailers. Our net sales are spread over a large customer base. No single customer or group of related customers accounted for more than 10% of our net sales during each of the years ended December 31, 2009 and 2008.

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

Intellectual Property

We use a combination of patent, trademark, copyright, trade secret and trade dress laws, as well as confidentiality agreements, to aggressively protect our intellectual property, including product designs, product research and development and recognized trademarks. We have six U.S. utility patents with respect to our products as follows: one regarding our sports goggle (expires in 2022); four regarding our Scoop airflow technology (expire between 2012 and 2015); and one regarding our screen for eye protection goggles (expires 2025). We have 31 U.S. design patents with respect to our products as follows: 27 regarding our sunglasses (expire between 2010 and 2023); one regarding one of our goggles (expires in 2013); two regarding certain of our sunglass cases (expire in 2011); and one regarding our eyewear retail display case (expires in 2010). We are continuing to file patent applications on our inventions that are significant to our business and pursue significant trademarks where applicable.

Our registered trademarks include: Spy, SpyOptic, EyeSpy, Windows For Your Head, Scoop, Delta Photochromic, Dri-Force, ARC, a “trident” design, Plus System, Gemini, Mosaic, Prodigus Metal Alloy, Zed, Haymaker, Selectron, Double Decker, Hielo, Logan, HSX, MC2, Decker, Viente, a “triangle with cross” design, a “cross with bar” design, and three “cross” designs; and our unregistered or pending marks include, but are not limited to: Spy (various), and Dirty Mo. We actively combat counterfeiting through monitoring of the global marketplace. We utilize our employees, sales representatives, distributors and retailers to police against infringing products by encouraging them to notify us of any suspect products, confiscating counterfeit products and assisting law enforcement agencies. Our sales representatives are also educated on our patents and trade dress and assist in preventing potentially infringing products from obtaining retail shelf space.

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

Contaminants have been detected at some of our present facilities in Italy. Remediation efforts for such contaminants included the purchase and installation of new paint booths and related equipment, which are nearly complete. Costs related to the remediation efforts during the years ended December 31, 2009 and 2008 included approximately 499,000 Euros and 57,000 Euros, respectively, for machinery and equipment capitalized on the balance sheet under property, plant and equipment, of which 358,000 Euros was purchased through a capital lease during 2009. In addition, we incurred approximately 5,000 Euros for environmental analysis costs, maintenance, spare parts and installation during each of the years ended December 31, 2009 and 2008. We do not expect to incur any further material amounts related to such remediation efforts and expect to be completed by April 30, 2010.

Competition

Action Sports and Lifestyle Brands (Spy, Spy Optic and O’Neill)

We compete with sunglass and goggle brands in various niches of the action sports market including Dragon Optical, Fox, Anon Optics, Von Zipper, Electric Visual, Arnette, Oakley, Scott and Smith Optics. We also compete with broader lifestyle brands that offer eyewear products, such as Quiksilver. In both markets, we compete primarily on the basis of design, performance, price, value, quality, brand name, marketing and distribution.

We also compete in the broader fashion sunglass sector of the eyewear market, which is fragmented and highly competitive. The major competitive factors in this sector of the market include fashion trends, brand recognition, distribution channels and the number and range of products offered. We compete with a number of brands in this sector of the market, including Armani, Christian Dior, Dolce & Gabbana, Gucci, Prada, and Versace.

Other Lifestyle Brands (Margaritaville)

We believe Margaritaville will compete with other lifestyle brands.

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

Segments

We focus our business on two geographic segments: North America (including the U.S. and Canada) and foreign, and operate in two business segments: distribution and manufacturing. See Note 16 “Operating Segments and Geographic Information,” to our Consolidated Financial Statements for a further description of these segments.

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

Employees

As of December 31, 2009, O21NA and O21 Europe employed 83 full-time employees and two part-time employees, including 75 employees in the United States and 10 employees in the rest of the world. This aggregate number of employees consists of 33 in sales and marketing, 21 in general and administration, three in research and development and 28 in manufacturing support and fulfillment operations. We have never had a work stoppage. As of December 31, 2009, LEM also had 105 full-time employees. We consider our employee relations to be good.

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

Our performance depends on general economic conditions and their impact on consumer confidence and discretionary consumer spending, which have deteriorated significantly over the past several months and may remain depressed for the foreseeable future. Our business and financial performance, including our sales and the collection of our accounts receivable, may continue to be adversely affected by the current weakness and any future weakness in economic activity and consumer spending in the United States or in other regions of the world in which we do business. Further, economic factors such as a reduction in the availability of credit, increased or continuing unemployment levels, higher fuel and energy costs, rising interest rates, adverse conditions in the housing markets, financial market volatility, recession, reduced consumer confidence, savings rates, acts of terrorism, major epidemics (including H1N1 and other influenzas) and other factors affecting consumer spending behavior could adversely affect demand for our products. If consumer spending fails to increase, we will not be able to improve our sales. In addition, reduced consumer spending may cause us to lower prices or suffer increases in product returns, which would have a negative impact on gross profit.

Current economic conditions could adversely impact our liquidity and our ability to obtain financing, including counterparty risk.

On February 26, 2007, O21NA entered into a Loan and Security Agreement (the “Loan Agreement”) with BFI Business Finance (“BFI”) with a maximum borrowing capacity of $5.0 million, which was extended to $8.0 million. In addition, effective March 23, 2010, we entered into a $3.0 million Promissory Note with Costa Brava Partnership III, L.P. (“Costa Brava”). The Chairman of our Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava. The Promissory Note is subordinated to our Loan Agreement with BFI. The proceeds from the Note are expected to be used (i) to prepay the current balance on our revolving line of credit balance with BFI in its entirety and (ii) if any proceeds remain after such prepayment, for working capital purposes. However, we may continue to re-borrow from BFI under the Loan Agreement after such prepayment is made.

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

In addition, we have a 0.6 million Euros line of credit in Italy with San Paolo IMI for LEM, which was reduced from 1.3 million Euros during 2009. We rely on this line of credit to fund working capital needs at LEM. Under the terms of this line of credit, San Paolo may further reduce the line of credit at its discretion.

The current economic environment could cause lenders to fail to extend credit to us, which would have an immediate and substantial adverse impact on our business, financial condition or results of operations. Also, if we require additional financing as a result of the foregoing or other factors, the capital markets turmoil could negatively impact our ability to obtain such financing. Our access to additional financing will depend on a variety of factors (many of which we have little or no control over) such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of our long-term or short-term financial prospects.

Fluctuations in foreign currency exchange rates could harm our results of operations.

We sell a majority of our products in transactions denominated in U.S. Dollars; however, we purchase a substantial portion of our products from our manufacturers in transactions denominated in Euros. As a result, the weakening of the U.S. Dollar during 2008 and 2009 caused our cost of sales to increase substantially. If the U.S. Dollar further weakens against the Euro in the future, our cost of sales could further increase. We are also exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our Italian subsidiaries O21 Europe and LEM, and due to net sales in Canada. Between January 1, 2008 and March 22, 2010, the Euro exchange rate has ranged from U.S. $1.23 to U.S. $1.60. Between January 1, 2008 and March 22, 2010, the Canadian Dollar exchange rate has ranged from U.S. $0.77 to U.S. $1.03. For the years ended December 31, 2009 and 2008, we had a net foreign currency gain and a net foreign currency loss of $0.3 million and $0.1 million, respectively, which represented approximately one percent and zero percent of our net sales, respectively.

The effect of foreign exchange rates on our financial results can be significant. Therefore we have engaged in the past, and may in the future engage in, certain hedging activities to mitigate over time the impact of the translation of foreign currencies on our financial results. Our hedging activities have in the past reduced, but have not eliminated, the effects of foreign currency fluctuations. Factors that could impact the effectiveness of our hedging activities include the volatility of currency markets and the availability of hedging instruments. The degree to which our financial results are affected has depended in part upon the effectiveness of our hedging activities. As of December 31, 2009, we were not engaged in any foreign currency hedging activities.

We have a history of significant losses. If we do not achieve or sustain profitability, our financial condition and stock price could suffer.

We have a history of losses and we may continue to incur losses for the foreseeable future. As of December 31, 2009, our accumulated deficit was $35.9 million and, during the year ended December 31, 2009, we incurred a net loss of $3.4 million. We have not achieved profitability for a full fiscal year since our initial public offering. If we are unable to maintain or grow our revenues, or if we are unable to reduce operating expenses sufficiently, we may not be able to achieve full fiscal year profitability in the near future or at all. Even if we do achieve full fiscal year profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve full fiscal year profitability within a short period of time, or at all, or if we are unable to sustain profitability at satisfactory levels, our financial condition and stock price could be adversely affected.

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

The action sports and lifestyle markets are subject to constantly changing consumer preferences based on fashion and performance trends. Our success depends largely on the continued strength of our brands and our ability to continue to introduce innovative and stylish products that are accepted by consumers in our target markets. We must anticipate the rapidly changing preferences of consumers and provide products that appeal to their preferences in a timely manner while preserving the relevancy and authenticity of our brand. Achieving market acceptance for new products may also require substantial marketing and product development efforts and expenditures to create consumer demand. Decisions regarding product designs must be made several months in advance of the time when consumer acceptance can be measured. If we do not continue to develop innovative and stylish products that provide greater performance and design attributes than the products of our competitors and that are accepted by our targeted consumers, we may lose customer loyalty, which could result in a decline in our net sales and market share.

We may not be able to compete effectively, which will cause our net sales and market share to decline.

The action sports and lifestyle markets in which we compete are intensely competitive. We compete with sunglass and goggle brands in various niches of the action sports market including Anon Optics, Arnette, Dragon Optical, Electric Visual, Fox, Oakley, Scott, Smith Optics and Von Zipper. We also compete with broader lifestyle brands that offer eyewear products, such as Quiksilver, and in the broader fashion sunglass sector of the eyewear market, which is fragmented and highly competitive. We compete with a number of brands in these sectors of the market, including brands such as Armani, Christian Dior, Dolce & Gabbana, Gucci, Prada and Versace. We expect that our Margaritaville eyewear will compete with other lifestyle brands. In all markets, we compete primarily on the basis of fashion trends, design, performance, value, quality, brand recognition, marketing and distribution channels.

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

We believe that broader recognition and favorable perception of our Spy and O’Neill brands by persons ranging in age from 17 to 35 and of our Margaritaville brand by persons ranging from 18 to 55 is essential to our future success. Accordingly, we intend to continue an aggressive brand strategy through a variety of marketing techniques designed to foster an authentic action sports and lifestyle company culture, including athlete sponsorship, sponsorship of surfing, snowboarding, skateboarding, wakeboarding, and motocross events, vehicle marketing, internet and print media, action sports industry relationships, sponsorship of concerts and music festivals and celebrity endorsements. If we are unsuccessful, these expenses may never be offset, and we may be unable to maintain or increase net sales. Successful positioning of our brand depends largely on:

•	the success of our advertising and promotional efforts;

•	preservation of the relevancy and authenticity of our brands in our target demographic,

•	our ability to continue to provide innovative, stylish and high-quality products to our customers; and

•	managing the recognition and perception of our various brands.

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

We are continuously evaluating potential entries into or expansion of new product offerings. In expanding our product offerings, we intend to leverage our sales and marketing platform and customer base to develop these opportunities. While we have generally been successful promoting our sunglasses and goggles in our target markets, we cannot predict whether we will be successful in gaining market acceptance for any new products that we may develop. In addition, expansion of our business strategy into new product offerings will require us to incur significant sales and marketing and research and development expenses. These requirements could strain our management and financial and operational resources. Additional challenges that may affect our ability to expand our product offerings include our ability to:

•	increase awareness and popularity of our existing brands;

•	establish awareness of any new brands we may introduce or acquire;

•	increase customer demand for our existing products and establish customer demand for any new product offering;

•	attract, acquire and retain customers at a reasonable cost;

•	achieve and maintain a critical mass of customers and orders across all of our product offerings;

•	maintain or improve our gross margins; and

•	compete effectively in highly competitive markets.

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

O21NA granted a security interest in substantially all of its assets to BFI as security for its obligations under the Loan Agreement. O21NA also established a bank account in BFI’s name into which collections on accounts receivable and other collateral are deposited (the “Collateral Account”). Pursuant to the deposit control account agreement between O21NA and BFI with respect to the Collateral Account, BFI is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to O21NA any amounts remaining after payment of all amounts due under the Loan Agreement. Additionally, Orange 21 Inc. guaranteed O21NA’s obligations under the Loan Agreement and granted BFI a blanket security interest in substantially all of its assets as security for its obligations under its guaranty.

If O21NA defaults on any of its obligations under the Loan Agreement, BFI will be entitled to exercise its remedies under the Loan Agreement and applicable law, which could harm our results of operations and reputation. Additionally, our Promissory Note with Costa Brava is subordinated to our Loan Agreement with BFI. Pursuant to the terms of a Debt Subordination Agreement, by and between Costa Brava and BFI, Costa Brava has the option to purchase the outstanding amount under the BFI Loan Agreement. Specifically, the remedies available to BFI include, without limitation, increasing the applicable interest rate on all amounts outstanding under the Loan Agreement, declaring all amounts under the Loan Agreement immediately due and payable, assuming control of the Collateral Account or any other assets pledged by O21NA or Orange 21 Inc. and directing our customers to make payments directly to BFI. Our results of operations and reputation may be harmed by BFI’s exercise of its remedies.

Our business could be harmed if we fail to maintain proper inventory levels.

We place orders with our manufacturers for some of our products prior to the time we receive orders for these products from our customers. We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. We also maintain an inventory of selected products that we anticipate will be in high demand. We may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brands’ image and harm our operating results and financial condition. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships and diminish brand loyalty, thereby harming our business.

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

We are heavily dependent on our current executive officers and management. The loss of any key employee or the inability to attract or retain qualified personnel, including product design and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell our products and damage our brand. We believe that our future success is significantly dependent on the contributions of A. Stone Douglass, who became our Chief Executive Officer in October 2008 and our acting Chief Financial Officer in February 2010, as well as Stefano Lodigiani, our General Manager of LEM and Director of Operations, Italy and our Vice President of Sales, Erik Darby. The loss of the services of Mr. Douglass, Mr. Lodigiani or Mr. Darby would be difficult to replace. Our future success may also depend on our ability to attract and retain additional qualified management, design and sales and marketing personnel. We do not currently have key man insurance on Mr. Douglass or Mr. Darby. We do carry key man life insurance on Mr. Lodigiani for $1.0 million. If our management team is unable to execute on our business strategy, our business may be harmed, which could adversely impact our branding strategy, product development strategy and net sales.

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

We purchase a substantial amount of our sunglass products from LEM and substantially all of our goggle products are manufactured by OGK in China. We expect to continue to manufacture substantially all of our goggles through OGK in 2010. We do not have long-term agreements with any of our manufacturers other than LEM. We cannot be certain that we will not experience difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs and failures to comply with our requirements for the proper utilization of our intellectual property. Many of our manufacturers have extended credit to us and there can be no assurances that they will continue to do so on commercially reasonable terms or at all. If our relationship with any of our manufacturers is interrupted or terminated for any reason, including the failure of any manufacturer to perform its obligations to us, we would need to locate alternative manufacturing sources. The establishment of new manufacturing relationships involves numerous uncertainties, and we may not be able to obtain alternative manufacturing sources in a manner that would enable us to meet our customer orders on a timely basis or on satisfactory commercial terms. If we are required to change any of our major manufacturers, we would likely experience increased costs, substantial disruptions and delays in the manufacture and shipment of our products and a loss of net sales.

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

Our European sales and administration operations as well as some of our manufacturers are located in Italy. We are subject to risks inherent in international business, many of which are beyond our control, including:

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

If we fail to secure or protect our intellectual property rights, or upon expiration of our intellectual property rights, competitors may be able to use our technologies, which could weaken our competitive position, reduce our net sales or increase our costs.

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

For example, contaminants have been detected at some of our present facilities in Italy. Remediation efforts for such contaminants included the purchase and installation of new paint booths and related equipment, which are nearly complete. Costs related to the remediation efforts during the years ended December 31, 2009 and 2008 included approximately 499,000 Euros and 57,000 Euros, respectively, for machinery and equipment capitalized on the balance sheet under property, plant and equipment, of which 358,000 Euros was purchased through a capital lease during 2009. In addition, we incurred approximately 5,000 Euros for environmental analysis costs, maintenance, spare parts and installation during each of the years ended December 31, 2009 and 2008. We do not expect to incur any further material amounts related to such remediation efforts and expect to be completed by April 30, 2010. However, it is possible that we could incur additional costs in the future related to U.S. and foreign environmental laws.

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

We expect to consider opportunities to acquire or make investments in other technologies, products and businesses from time to time that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base, although we have no specific agreements with respect to potential acquisitions or investments. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions and strategic investments involve numerous risks, including:

•	problems assimilating the purchased technologies, products or business operations or managing various different brands;

•	problems maintaining uniform standards, procedures, controls and policies;

•	unanticipated costs associated with the acquisition;

•	diversion of management’s attention from our core business;

•	inability to generate sufficient revenues to offset acquisition startup costs;

•	harm to our existing business relationships with manufacturers and customers;

•	risks associated with entering new markets in which we have no or limited prior experience; and

•	potential loss of key employees of acquired businesses.

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

Risks Related to the Market for Our Common Stock

Our common stock now trades on the over-the-counter market, which may impact the liquidity of our common stock and our ability to raise additional capital.

Until March 25, 2010, our common stock was quoted on the NASDAQ Capital Market. On September 16, 2009, we received a notice from NASDAQ indicating that, for the preceding 30 consecutive business days, the bid price of our common stock had closed below the $1.00 minimum bid price required for continued listing on the NASDAQ Capital Market under Marketplace Rule 5550(a)(2). Pursuant to Marketplace Rule 5810(c)(3)(A), we had 180 calendar days from the date of the notice, or until March 15, 2010, to regain compliance with the minimum bid price rule. On March 16, 2010, we received a letter from NASDAQ indicating that we had not regained compliance with the Rule and are not eligible for an additional 180 day compliance period. Accordingly, our securities were delisted from the NASDAQ Capital Market on March 25, 2010. We expect our common stock to be traded on the over-the-counter market.

The trading market for our common stock is limited and an active trading market may not develop. Selling our common stock may be difficult because the limited trading market for our shares on the over-the-counter market could result in lower prices and larger spreads in the bid and ask prices of our shares, as well as lower trading volume. In addition, our ability to raise additional capital may be significantly limited as a result of our delisting from the NASDAQ Capital Market. We could face other significant material adverse consequences, including the following:

•	a limited availability of market quotations for our common stock;

•	a reduced amount of news and analyst coverage of us;

•	a decreased ability to issue additional securities or obtain additional financing in the future;

•	reduced liquidity for our stockholders;

•	increased volatility of our stock price;

•	potential loss of confidence by collaboration partners and employees; and

•	loss of institutional investor interest and fewer business development opportunities.

In addition, our stock may be defined as a “penny stock” under Rule 3a51-1 under the Exchange Act. “Penny stocks” are subject to Rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and affect the ability of holders to sell their shares of our common stock in the secondary market. To the extent our common stock is subject to the penny stock regulations, the market liquidity for the shares will be adversely affected.

Our stock price may be volatile, and you may not be able to resell our shares at a profit or at all.

The trading price of our common stock fluctuates due to the factors discussed in this section and elsewhere in this report. For example, between January 1, 2008 and February 25, 2010, our stock has traded as high as $5.00 and as low as $0.41. In addition, the trading market for our common stock may be influenced by the public float that exists in our stock from time to time. For example, although as of February 25, 2010 we have approximately 11.9 million shares outstanding, approximately 8.7 million, or approximately 73%, of those shares are held by 10 stockholders. If any of those investors were to decide to sell a substantial portion of their respective shares, it would place substantial downward pressure on our stock price. We also have 1,484,125 shares of our common stock reserved for the exercise of outstanding stock options, of which 553,416 were fully vested and exercisable as of December 31, 2009. Additionally, in connection with our initial public offering, we issued warrants to purchase up to 147,000 shares of common stock to Roth Capital Partners, LLC, and an affiliate, which are fully vested as of December 31, 2009. All 11,903,943 of our outstanding shares of common stock at February 25, 2010 may be sold in the open market, subject to certain limitations.

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

Because of their significant stock ownership, some of our existing stockholders are able to exert control over us and our significant corporate decisions.

Four of our stockholders and affiliates control over 60% of our outstanding capital stock. Directors Seth Hamot and John Pound have direct or indirect control over approximately 48% of our capital stock, and our current executive officers, directors and their affiliates own or control, in the aggregate, approximately 52% of our outstanding common stock. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

•	delaying, deferring, or preventing a change in control of our company;

•	impeding a merger, consolidation, takeover, or other business combination involving our company;

•	causing us to enter into transactions or agreements that are not in the best interests of all stockholders; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our corporate headquarters totals 30,556 square feet and is located in Carlsbad, California. Our current monthly rent for this facility is approximately $38,000 per month, which we lease on a month to month basis. We also lease one building in Varese, Italy totaling approximately 9,000 square feet with monthly lease payments of approximately $5,000. These facilities are used for international sales and distribution and the lease expires in June 2010; however, we have an option to terminate this lease upon six months’ notice. Additionally, our subsidiary LEM leases three buildings in Italy totaling approximately 29,000 square feet with monthly lease payments of approximately $26,000. These facilities are used for office space, warehousing and manufacturing and the leases expire between March 2010 and March 2011.

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

Item 4. Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market and Holders

Our common stock, par value $0.0001, was traded on the NASDAQ Capital Market under the symbol “ORNG” until March 25, 2010 when we were delisted as a result of noncompliance with NASDAQ Listing Rules. Our common stock is now traded in the over-the-counter market. At March 19, 2010, there were 73 stockholders of record of our common stock. Many of the holders are brokers and other institutions on behalf of stockholders; therefore, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

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

Common Stock Prices

As of March 19, 2010, the closing sales price for our common stock was $0.77. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock on the NASDAQ Capital Market:

	Stock Prices
	High	Low
2009
Fourth Quarter	$0.81	$0.68
Third Quarter	1.28	0.65
Second Quarter	0.96	0.71
First Quarter	0.99	0.60

2008
Fourth Quarter	$3.40	$0.68
Third Quarter	3.70	2.84
Second Quarter	4.46	3.36
First Quarter	5.00	3.76

Securities Authorized for Issuance under Compensation Plans

Set forth in the table below is certain information regarding the number of shares of our common stock that were subject to outstanding stock options or other compensation plan grants and awards as of December 31, 2009.

Plan Category	Number of Securites to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holders (1)	1,632,375	$2.27	521,100

Total	1,632,375	$2.27	521,100

(1)	Includes vesting of restricted stock

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

Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to the following: matters generally affected by the domestic and global economy, such as changes in consumer discretionary spending, changes in the value of the U.S. dollar, Canadian dollar and the Euro, and changes in commodity prices; the ability to source raw materials and finished products at favorable prices; risks related to our history of losses; risks related to our ability to access capital market transactions; risks related to our ability to manage growth; risks related to the limited visibility of future orders; the ability to identify and work with qualified manufacturing partners and consultants; the ability to expand distribution channels and retail operations in a timely manner; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; the ability to continue to develop, produce and introduce innovative new products in a timely manner; the ability to identify and execute successfully cost control initiatives; uncertainties associated with our ability to maintain a sufficient supply of products and to successfully manufacture our products; the performance of new products and continued acceptance of current products; the execution of strategic initiatives and alliances; uncertainties associated with intellectual property protection for our products; and other factors described in Item 1A of Part I of this Annual Report under the caption “Risk Factors,” as well as those discussed elsewhere in this Annual Report. Readers are urged not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Annual Report.

Overview

We are a multi-branded designer, developer, manufacturer and distributor of premium sunglasses and goggles. We began as a grassroots brand in Southern California and entered the action sports and lifestyle markets with innovative and performance-driven products and an authentic connection to the action sports and lifestyle markets under the Spy Optic™ brand. We recently entered into a licensing agreement with O’Neill Trademark BV (“O’Neill”) to develop and sell O’Neill™ branded eyewear in addition to our existing brands, Spy™ and SpyOptic™. We have two wholly owned subsidiaries incorporated in Italy, Orange 21 Europe S.r.l. (formerly known as Spy Optic S.r.l., “O21 Europe”) and LEM S.r.l. (“LEM”) (sunglass and goggle manufacturer), and a wholly owned subsidiary incorporated in California, Orange 21 North America (formerly known as Spy Optic, Inc. (“O21NA”), all of which we consolidate in our financial statements. Spy Optic S.r.l. changed its name to Orange 21 Europe effective October 13, 2009. Spy Optic, Inc. changed its name to Orange 21 North America Inc. effective January 11, 2010.

Action Sports Lifestyle Brands

We design, develop and market premium products for the action sports, motorsports, snowsports and lifestyle markets. Our principal products, sunglasses and goggles, are marketed primarily under the brands, Spy™, SpyOptic™ and O’Neill™. These products target the action sport and power sports markets, including surfing, skateboarding, snowboarding, ski and motocross, and the lifestyle market within fashion, music and entertainment. We have built our brands by developing innovative, proprietary products that utilize high-quality materials and optical lens technology to convey performance, style, quality and value. We sell our products in approximately 3,000 retail locations in the United States and Canada and internationally through approximately 3,000 retail locations serviced by our international distributors and us. We have developed strong relationships with key multi-store action sport and lifestyle retailers as well as sunglass specialty retailers in the United States, such as Zumiez, Inc., Sunglass Hut, Tilly’s Clothing, Shoes & Accessories, No Fear, Solstice, Totes/Sunglass World, Sun Diego, Industrial Skateboards and a strategically selective collection of specialized individually owned and operated surf, skate, snow and motocross stores. We began marketing and selling the O’Neill™ brand following our entry into a license agreement with O’Neill Trademark BV in 2009.

For the Spy and O’Neill brands, we focus our marketing and sales efforts on the action sports, motorsports, snowsports and lifestyle markets, and specifically, persons ranging in age from 17 to 35. We separate our eyewear products into two groups: sunglasses, which includes fashion, performance sport and women-specific sunglasses, and goggles, which includes snowsport and motocross goggles. In addition, we sell branded sunglass and goggle accessories. In managing our business, we are particularly focused on ensuring that our product designs are keyed to current trends in the fashion industry, incorporate the most advanced technologies to enhance performance and provide value to our target market.

Other Lifestyle Brand

In February of 2010, we further diversified our brand portfolio by partnering with Jimmy Buffett and his Margaritaville™ brand for eyewear. Mr. Buffett has developed the Margaritaville brand into a commercially successful brand platform built around the island culture lifestyle and music. The Margaritaville brand has had a successful track record with its sales of attire, foods, spirits and party/tailgate essentials. The Margaritaville brand attracts a diverse customer base that enjoys bringing Margaritaville with them wherever they go.

Results of Operations

Years Ended December 31, 2009 and 2008

Net Sales

Consolidated net sales decreased 27.6% to $34.2 million for the year ended December 31, 2009 from $47.3 million for the year ended December 31, 2008. We believe that the overall decrease is largely due to a decline in the economy and consumer discretionary spending. Sales have decreased across all lines including snow and motocross goggles and sunglasses and amongst all customer classes. Sunglass sales represented approximately 71% and 67% of net sales during the years ended December 31, 2009 and 2008, respectively. Goggle sales represented approximately 28% and 31% of net sales during the years ended December 31, 2009 and 2008, respectively. Apparel and accessories represented approximately 1% and 2% of net sales during the years ended December 31, 2009 and 2008, respectively. We increased sunglass prices mid 2008 and decreased prices for certain goggles during 2009. We also limited the production of apparel and accessories during late 2008 and early 2009 and began to sell only select items primarily on a prebook basis. Domestic net sales represented 70% and 71% of total net sales for the years ended December 31, 2009 and 2008, respectively. Foreign net sales represented 30% and 29% of total net sales for the years ended December 31, 2009 and 2008, respectively.

Cost of Sales and Gross Profit

Our consolidated gross profit decreased 35% to $13.8 million for the year ended December 31, 2009 from $21.3 million for the year ended December 31, 2008. Gross profit as a percentage of net sales decreased to 40% for the year ended December 31, 2009 from 45% for the year ended December 31, 2008 largely due to: (1) a $0.1 million net decrease in inventory reserves for slow moving and obsolete inventory during the year ended December 31, 2009 compared to a $1.0 million net decrease in inventory reserves during the year ended December 31, 2008 as a result of the sale and disposal of previously reserved inventory. The net decreases for each year included additions of $0.9 million and $0.3 million during the years ended December 31, 2009 and 2008, respectively, (2) a $0.6 million decrease in capitalized inventory overhead costs during the year ended December 31, 2009 compared to a $0.1 million decrease during the year ended December 31, 2008 both as a result of the reduction of inventory levels and purchasing due to management’s efforts to decrease inventory levels at O21NA and O21 Europe, (3) $0.4 million for impairment charges on molds and tooling no longer in use and (4) unabsorbed fixed costs at LEM due to the decrease in sales as a result of the reduced discretionary spending and decreased plant hours during 2009 due to the reduction in employee-related costs discussed below. In addition, the gross profit margin was positively impacted by the decrease of $0.6 million in sales return reserve during the year ended December 31, 2009 compared to increase of $0.1 million during the year ended December 31, 2008. The decrease in 2009 was mainly due to the decrease in average returns percentage and the overall decrease in net sales.

Employee-related decreases were achieved in 2009 over 2008 as a result of temporary plant and office shutdowns both in the U.S. and in Italy, reduction in workforce through no replacement of certain terminated employees and as a result of a temporary 10% reduction in compensation for our U.S. employees and 20% to 30% reduction of salary expense in Italy resulting from a ten-week government-subsidized leave program at LEM, whereby certain employees’ work schedules were reduced. As part of this program at LEM, the Italian government subsidized a portion of employees’ salaries to minimize the effect on the employees and us. Both the reduction in the U.S. and the program at LEM began on March 13, 2009 and continued in the U.S. through the date of this report. These efforts in the U.S. and at LEM were and are currently aimed at reducing expenses during the current global economic downturn.

Sales and Marketing Expense

Sales and marketing expense decreased 38% to $7.3 million for the year ended December 31, 2009 from $11.8 million for the year ended December 31, 2008. The decrease is primarily due to reduced sales commissions of $1.5 million as a result of declining sales and the restructuring of sales compensation plans, as well as reductions of other sales and marketing expenditures, including point-of-purchase displays and materials of $0.8 million, employee-related expenses of $0.3 million, advertising of $0.4 million, athletes of $0.3 million, consulting of $0.2 million, depreciation of $0.1 million due to disposal of vehicles, travel, tradeshows and events and various other expenses. Marketing expense reductions are primarily due to an overall effort by management to improve efficiencies and cut costs to be more in line with the decline in sales due to the current economic conditions.

General and Administrative Expense

General and administrative expense decreased 23% to $7.6 million for the year ended December 31, 2009 from $9.9 million for the year ended December 31, 2008. The decrease was largely due to the $0.9 million decrease in bad debt reserve at O21NA due to the reversal of $0.4 million reserve during 2009, which was previously reserved for in 2008 for related parties, No Fear and MX No Fear, as a result of the Settlement Agreement with the No Fear Parties as discussed in Note 13 “Related Party Transactions” to the Notes to Consolidated Financial Statements in Item 8. We also experienced decreases in consulting and outside services of $0.3 million, legal fees of $0.2 million, and employee-related expenses for reasons discussed above, LEM building termination settlement costs and various other decreases as a result of other reductions made in an effort to maximize efficiencies and reduce overall costs. Delaware franchise tax fees also declined as a result of the additional stock issued in connection with our rights offering during 2009 (see Note 19 “Rights Offering” to the Consolidated Financial Statements in Item 8). Decreases were partly offset by $0.3 million in additional compensation expense incurred as a result of the Settlement Agreement with Mark Simo, our former Chief Executive Officer (“CEO”), for compensation related to services rendered as our former CEO. See further discussion about the Settlement Agreement with the No Fear Parties in Note 13 “Related Party Transactions” to the Consolidated Financial Statements in Item 8.

Shipping and Warehousing Expense

Shipping and warehousing expense decreased 42% to $1.0 million for the year ended December 31, 2009 from $1.8 million for the year ended December 31, 2008 primarily due to decreases in employee-related expenses, a decrease in packaging supplies at O21NA due to decreased sales, a decrease in employee-related costs at LEM due to reduction in headcount and decreases in third party warehousing costs as O21 Europe closed its outsourced warehouse in the Netherlands. The closure is expected to improve efficiencies at O21 Europe in future periods.

Research and Development Expense

Research and development expense decreased 13% to $1.1 million for the year ended December 31, 2009 from $1.3 million for the year ended December 31, 2008 primarily due to decreases in employee-related expenses and design and development consulting costs.

Non-Cash Goodwill Impairment Charges

With the current economic conditions, significant deterioration in the retail business climate and the large decline in the market value of our common stock during the fourth quarter of fiscal year 2008, we determined an interim evaluation of goodwill impairment was warranted at December 31, 2008. As a result of this interim evaluation, we have determined that the goodwill associated with our January 2006 acquisition of our manufacturer, LEM, was fully impaired. We recorded a pre-tax non-cash goodwill impairment charge of $8.4 million in our December 31, 2008 financial statements.

Other Net Expense

Other net expense decreased 98% to $16,000 for the year ended December 31, 2009 from $0.7 million for the year ended December 31, 2008. The decrease is primarily due to a net foreign currency gain of $0.3 million for the year ended December 31, 2009 compared to a net foreign currency loss of ($0.1 million) for the year ended December 31, 2008 and a reduction in interest expense of $0.3 million due to reduced borrowing levels and lower interest rates.

Income Tax Provision

The income tax provision for the years ended December 31, 2009 and 2008 was $0.1 million and $2.7 million, respectively. The effective tax rate for the years ended December 31, 2009 and 2008 was (3%) and (21%), respectively. The change in the valuation allowance for the years ended December 31, 2009 and 2008 was an increase of $0.2 million and $3.5 million, respectively. In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, we have recorded a full valuation allowance of $10.0 million for our worldwide operations at December 31, 2009. Based on the projections for the taxable income for the future, we determined that it was more likely than not that the deferred tax assets, net of the valuation allowance of $9.8 million, would be realized worldwide at December 31, 2008. We have recorded a $7.6 million and $6.7 million valuation allowance for O21NA at December 31, 2009 and 2008, respectively. We have recorded a $1.3 million and $1.5 million valuation allowance for O21 Europe at December 31, 2009 and 2008, respectively. We have recorded a $1.1 million and $1.6 million valuation allowance for LEM at December 31, 2009 and 2008, respectively.

Net Loss

A net loss of $3.4 million was incurred for the year ended December 31, 2009 compared to a net loss of $15.2 million for the year ended December 31, 2008.

Liquidity and Capital Resources

We generally finance our working capital needs and capital expenditures with operating cash flows and bank revolving lines of credit supplied by banks in the United States and in Italy. We have also entered into capital leases for certain long-term asset purchases and other long-term debt to supplement our lines of credit. As of December 31, 2009, we had a total of $6.0 million in debt under lines of credit, capital leases and notes payable. We recorded approximately $310,000 in interest expense during the year ended December 31, 2009. Cash on hand at December 31, 2009 was $654,000.

Cash flow activities

Cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation, amortization, deferred income taxes, provision for bad debts, share-based compensation expense and the effect of changes in working capital and other activities. Cash provided by operating activities for the year ended December 31, 2009 was $2.6 million, which consisted of a net loss of $3.4 million, adjustments for non-cash items of approximately $2.6 million and approximately $1.9 million provided by working capital and other activities. Working capital and other activities includes a $1.2 million decrease in accounts receivable due to timing of cash receipts and a decrease in sales, a $4.0 million decrease in net inventories due to management’s efforts to decrease inventory levels through improved planning and purchasing and due to the increase in inventory obsolescence reserve, partly offset by a $3.7 million decrease in accounts payable and accrued liabilities due to timing of invoices received and payments and management’s efforts to decrease overall spending.

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

Cash used in investing activities during the year ended December 31, 2009 was $0.8 million and was primarily attributable to the purchase of fixed assets, including molds at O21NA, computer and software and point-of-purchase displays purchased at O21 Europe and molds, tooling and plant equipment at LEM.

Cash used in investing activities during the year ended December 31, 2008 was $1.5 million and was primarily attributable to the purchase of fixed assets, including molds and tooling for new eyewear product lines, computer and software and point-of- purchase displays purchased at our subsidiary Orange 21 Europe.

Cash used in financing activities for the year ended December 31, 2009 was $0.2 million and was attributable to $2.0 million in net payments on our lines of credit and $1.3 million for notes payable and capital lease principal payments partly offset by $2.5 million in net proceeds received from the sales of common stock in conjunction with our Rights Offering, described below and $0.7 million in proceeds received at LEM from the issuance of notes payable.

Cash used in financing activities for the year ended December 31, 2008 was $0.7 million and was attributable to $0.8 million for notes payable and capital lease principal payments, partly offset by $0.1 million in net borrowings on our lines of credit.

Rights Offering

On January 22, 2009, we launched a rights offering to raise a maximum of $7.6 million pursuant to which holders of our common stock, options and warrants, were entitled to purchase additional shares of our common stock at a price of $0.80 per share (the “Rights Offering”). In the Rights Offering, stockholders, option holders and warrant holders as of 5:00 p.m., New York City time January 21, 2009, were issued, at no charge, one subscription right for each share of common stock then outstanding or subject to outstanding options or warrants (whether or not currently exercisable). Each right entitled the holder to purchase one share of our common stock for $0.80 per share. The subscription rights issued pursuant to the Rights Offering expired at 5:00 p.m., New York City time, on March 6, 2009. Approximately 3.6 million shares of our common stock were purchased in the Rights Offering for an aggregate of approximately $2.9 million, including approximately $0.5 million in proceeds from the purchase of unsubscribed shares allocated to other investors. Costs related to the Rights Offerings during the year ended December 31, 2009 were approximately $396,000. The proceeds from the Rights Offering were used for general corporate purposes, including research and development, capital expenditures, payment of trade payables, working capital and general and administrative expenses.

Credit Facilities

On February 26, 2007, O21NA entered into a Loan and Security Agreement (“Loan Agreement”) with BFI Business Finance (“BFI”) with a maximum borrowing capacity of $5.0 million, which was subsequently modified to extend the maximum borrowing capacity to $8.0 million and to effect certain other changes. Actual borrowing availability under the Loan Agreement is based on eligible trade receivable and inventory levels of O21NA Loans extended pursuant to the Loan Agreement will bear interest at a rate per annum equal to the prime rate as reported in the Western Edition of the Wall Street Journal from time to time plus 2.5%, with a minimum monthly interest charge of $2,000. We granted BFI a security interest in substantially all of O21NA’s assets as security for its obligations under the Loan Agreement. Additionally, the obligations under the Loan Agreement are guaranteed by Orange 21 Inc. The Loan Agreement renews annually in February for one additional year unless otherwise terminated by either us or by BFI. The Loan Agreement renewed in February 2010 until February 2011.

The Loan Agreement imposes certain covenants on O21NA, including, but not limited to, covenants requiring it to provide certain periodic reports to BFI, inform BFI of certain changes in the business, refrain from incurring additional debt in excess of $100,000 and refrain from paying dividends. O21NA also established a bank account in BFI’s name into which collections on accounts receivable and other collateral are deposited (the “Collateral Account”). Pursuant to the deposit control account agreement between O21NA and BFI with respect to the Collateral Account, BFI is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to O21NA any amounts remaining after payment of all amounts due under the Loan Agreement. To secure its obligations under the guaranty, Orange 21 Inc. granted BFI a blanket security interest in substantially all of its assets. We were in compliance with the covenants under the Loan Agreement at December 31, 2009. At December 31, 2009, there were outstanding borrowings of $3.0 million under the Loan Agreement, bearing an interest rate of 5.8%, and availability under this line of $0.9 million. We had $0.7 million availability under this line at March 19, 2010.

We have a 1.3 million Euros line of credit in Italy with San Paolo IMI for LEM, which was reduced at December 31, 2009 to 0.6 million Euros. Borrowing availability is based on eligible accounts receivable and export orders received at LEM. At December 31, 2009, there was approximately 0.1 million Euros available under this line of credit. At December 31, 2009 and 2008, outstanding amounts under this line of credit amounted to $0.8 million and $1.9 million, respectively. The interest rate at December 31, 2009 was 2.5%. We had a 0.1 million Euros availability under this line at March 19, 2010.

As a result of the reductions in the Italian line of credit with San Paolo IMI, LEM entered into an unsecured note with San Paolo IMI during June 2009 for 0.4 million Euros. The note is guaranteed by Eurofidi, a government sponsored third party, and bears interest at EURIBOR 3 months interest rate plus a 1.27% spread, payable in quarterly installments due from June 2009 through September 2014. LEM was not in compliance with certain debt covenants required by San Paolo IMI related to this note and therefore the entire balance of the note is classified as current in our December 31, 2009 financial statements. If San Paola IMI were to call this unsecured note as a result of noncompliance with the debt covenants, our operations and cash flow at LEM would be adversely impacted.

Effective March 23, 2010, we entered into a $3.0 million Promissory Note with Costa Brava Partnership III, L.P. The Promissory Note is subordinated to our Loan Agreement with BFI. The proceeds from the Note are expected to be used (i) to prepay the current balance on our revolving line of credit balance with BFI in its entirety and (ii) if any proceeds remain after such prepayment, for working capital purposes. However, we may continue to re-borrow from BFI under the Loan Agreement after such prepayment is made.

Interest under the Promissory Note accrues daily at the following rates: (i) from the date of receipt of funds under the Promissory Note through April 30, 2010, at (A) 6% per annum on the last day of each calendar month and (B) 6% per annum payable on April 30, 2010, and (ii) from May 1, 2010 through the maturity date, at (A) 9% per annum on the last day of each calendar month and (B) 3% per annum payable on the maturity date. In addition, the Promissory Note requires that we pay a facility fee of 1% of the original principal amount on December 31, 2010 and the maturity date. The Promissory Note matures on July 29, 2011. The terms of the Promissory Note include customary representations and warranties, as well as reporting and financial covenants, customary for financings of this type.

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

Due to economic conditions, on March 13, 2009, we temporarily reduced our employee-related expenses by approximately 10% in the U.S., which reductions are currently continuing into the first quarter of 2010, and approximately 20%-30% in salary costs at our Italian-based subsidiary, LEM, which reductions lasted approximately ten weeks. The reductions were and are being achieved through a combination of temporarily-reduced salaries and work schedules as well as mandatory vacation leave. In addition, we are in the process of streamlining our Italian manufacturing and sales operations, which we expect could provide additional savings.

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

Off-balance sheet arrangements

We did not enter into any off-balance sheet arrangements during the years ended December 31, 2009 or 2008, nor did we have any off-balance sheet arrangements outstanding at December 31, 2009 and 2008.

Income Taxes

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, we have recorded a full valuation allowance for O21NA, O21 Europe and LEM.

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

Generally, we extend credit to our customers after performing credit evaluations and do not require collateral. Our payment terms generally range from net-30 to net-90, depending on the country or whether we sell directly to retailers or to a distributor. Our distributors are typically set up as prepay accounts; however, credit may be extended to certain distributors, usually upon receipt of a letter of credit. Generally, our sales agreements with our customers, including distributors, do not provide for any rights of return or price protection. However, we do approve returns on a case-by-case basis in our sole discretion. We record an allowance for estimated returns when revenue is recorded based on historical data and make adjustments when we consider it necessary. The allowance for returns is calculated using a three step process that includes: (1) calculating an average of actual returns as a percentage of sales over a rolling twelve month period; (2) estimating the average time period between a sale and the return of the product (12 and 8.8 months at December 31, 2009 for O21NA and O21 Europe, respectively) and (3) estimating the value of the product returned. The reserve is calculated as the average return percentage times gross sales for the average return period less the estimated value of the product returned and adjustments are made as we consider necessary. The average return percentage has ranged from 6.9% to 9.7% and 2.1% to 7.1% during the past two years at O21NA and O21 Europe, respectively, with 6.9% and 7.1% used at December 31, 2009 for O21NA and O21 Europe, respectively. If O21NA were to use 9.7% (the highest average return rate in the past two years) it would have resulted in approximately $502,000 increase to the liability, which would have resulted in a reduction in net sales for the year ended December 31, 2009. Historically, actual returns have been within our expectations. If future returns are higher than our estimates, our earnings would be adversely affected.

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

Forfeitures.    The FASB requires companies to estimate forfeitures at the time of grant and revise those estimates in subsequent reporting periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest.

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

Goodwill

Goodwill is not amortized, but instead was measured for impairment at least annually on October 1 to allow for the necessary time to complete an external valuation of the reporting units based on the best estimate at that date. We also tested for impairment if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. We evaluate the recoverability of goodwill based on a two-step impairment test. The first step compares the fair value of each reporting unit, with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. The fair value of each reporting unit is determined using a combination of the income approach and the market approach. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. The present value of estimated future cash flows uses our estimates of profit for the reporting units, driven by assumed market growth rates and assumed market segment share, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage the underlying business. Under the market approach, fair value is estimated based on market multiples of earnings for comparable companies and similar transactions.

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

We performed our last annual test of goodwill on October 1, 2008 and determined that the fair values of the reporting units exceeded their carrying values, with a “cushion” of approximately 4% on a combined fair value basis. Since there were no indications of impairment the second step was not performed. With the significant deterioration in the economy as well as a large decline in the market value of our common stock during the fourth quarter of 2008, we determined an interim evaluation of goodwill impairment was warranted. As a result of this interim testing, we determined that the goodwill associated with our January 2006 acquisition of our manufacturer, LEM, was fully impaired. We recorded a pre-tax non-cash goodwill impairment charge of $8.4 million in our December 31, 2008 financial statements. As of December 31, 2008, we had no further goodwill recorded on our balance sheet and therefore no annual test was performed during the year ended December 31, 2009. See also Notes 1 and 18 of the Notes to Consolidated Financial Statements in Item 8.

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

In August 2009, the FASB issued changes to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes became effective for us on October 1, 2009. We determined that the adoption of these changes did not have an impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

ORANGE 21 INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Orange 21 Inc. and Subsidiaries

Carlsbad, California

We have audited the accompanying consolidated balance sheets of Orange 21 Inc. (a Delaware corporation) and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. We have also audited the financial statement schedule listed at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orange 21 Inc. and its subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule listed at item 15(a) presents fairly, in all material respects, the information set forth therein.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

March 26, 2010

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands, except number of shares and per share amounts)

	December 31,
	2009	2008
Assets
Current assets
Cash	$654	$471
Accounts receivable, net	5,886	6,991
Inventories, net	7,759	11,698
Prepaid expenses and other current assets	1,036	1,607
Income taxes receivable	56	171

Total current assets	15,391	20,938
Property and equipment, net	4,892	5,417
Intangible assets, net of accumulated amortization of $714 and $601 at December 31, 2009 and 2008, respectively	296	401
Other long-term assets	92	67

Total assets	$20,671	$26,823

Liabilities and Stockholders’ Equity
Current liabilities
Lines of credit	$3,750	$5,787
Current portion of capital leases	395	483
Current portion of notes payable	723	484
Accounts payable	5,431	8,635
Accrued expenses and other liabilities	3,350	3,868
Income taxes payable	—	214

Total current liabilities	13,649	19,471
Capitalized leases, less current portion	812	754
Notes payable, less current portion	308	357
Deferred income taxes	404	391

Total liabilities	15,173	20,973
Stockholders’ equity
Preferred stock: par value $0.0001; 5,000,000 authorized; none issued	—	—
Common stock: par value $0.0001; 100,000,000 shares authorized; 11,903,943 and 8,176,850 shares issued and outstanding at December 31, 2009 and 2008, respectively	1	1
Additional paid-in-capital	40,515	37,432
Accumulated other comprehensive income	874	902
Accumulated deficit	(35,892)	(32,485)

Total stockholders’ equity	5,498	5,850

Total liabilities and stockholders’ equity	$20,671	$26,823

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share amounts)

	Year Ended December 31,
	2009	2008
Net sales	$34,238	$47,276
Cost of sales	20,399	25,980

Gross profit	13,839	21,296
Operating expenses:
Sales and marketing	7,330	11,751
General and administrative	7,614	9,910
Shipping and warehousing	1,040	1,795
Research and development	1,145	1,309
Non-cash goodwill impairment charge	—	8,392

Total operating expenses	17,129	33,157

Loss from operations	(3,290)	(11,861)
Other income (expense):
Interest expense	(310)	(614)
Foreign currency transaction gain (loss)	330	(107)
Other income (expense)	(36)	56

Total other expense	(16)	(665)

Loss before provision for income taxes	(3,306)	(12,526)
Income tax provision	101	2,686

Net loss	$(3,407)	$(15,212)

Net loss per share of Common Stock
Basic	$(0.30)	$(1.86)

Diluted	$(0.30)	$(1.86)

Shares used in computing net loss per share of Common Stock
Basic	11,444	8,170

Diluted	11,444	8,170

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2007	8,162	$1	$36,845	$2,526	$(17,273)	$22,099
Vesting of restricted stock awards	15	—	—	—	—	—
Share-based compensation	—	—	587	—	—	587
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(1,352)	—	(1,352)
Realized loss on foreign currency cash flow hedges	—	—	—	(11)	—	(11)
Unrealized gain on foreign currency exposure of net investment in foreign operations	—	—	—	(261)	—	(261)
Net loss	—	—	—	—	(15,212)	(15,212)

Comprehensive loss	—	—	—	—	—	(16,836)

Balance at December 31, 2008	8,177	1	37,432	902	(32,485)	5,850
Issuance of common stock in connection with subscription rights offering, net of issuance costs	3,591	—	2,476			2,476
Vesting of restricted stock awards	135	—	—	—	—	—
Share-based compensation	—	—	607	—	—	607
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(149)	—	(149)
Unrealized gain on foreign currency exposure of net investment in foreign operations	—	—	—	121	—	121
Net loss	—	—	—	—	(3,407)	(3,407)

Comprehensive loss	—	—	—	—	—	(3,435)

Balance at December 31, 2009	11,903	$1	$40,515	$874	$(35,892)	$5,498

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

	Year Ended December 31,
	2009	2008
Operating Activities
Net loss	$(3,407)	$(15,212)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,779	1,983
Deferred income taxes	3	2,470
Share-based compensation	607	587
Provision for (recovery of) bad debts	(118)	690
(Gain) loss on sale of property and equipment	38	(15)
Impairment of property and equipment	336	250
Non-cash goodwill impairment charge	—	8,392
Change in operating assets and liabilities:
Accounts receivable	1,177	2,624
Inventories, net	4,029	(860)
Prepaid expenses and other current assets	609	255
Other assets	(48)	42
Accounts payable	(3,222)	2,236
Accrued expenses and other liabilities	(497)	(1,227)
Income tax payable/receivable	(101)	(28)

Net cash provided by operating activities	1,185	2,187
Investing Activities
Purchases of property and equipment	(781)	(1,475)
Proceeds from sale of property and equipment	17	42
Purchase of intangibles	(2)	(18)

Net cash used in investing activities	(766)	(1,451)
Financing Activities
Line of credit borrowings, net	(2,024)	74
Principal payments on notes payable	(489)	(459)
Proceeds from issuance of notes payable	663	—
Principal payments on capital leases	(778)	(357)
Proceeds from sale of common stock, net of issuance costs of $396	2,476	—

Net cash used in financing activities	(152)	(742)
Effect of exchange rate changes on cash	(84)	(78)

Net increase (decrease) in cash and cash equivalents	183	(84)
Cash at beginning of year	471	555

Cash at end of year	$654	$471

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$341	$636
Income taxes	$141	$—
Summary of noncash financing and investing activities:
Acquisition of property and equipment through capital leases	$648	$575

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

The Company designs, develops, manufactures and distributes high quality and high performance products for the action sports, motor sports and lifestyle markets. The Company’s current products include sunglasses, snowsport and motocross goggles and branded accessories. Orange 21 Europe, S.r.l., formerly known as Spy Optic, S.r.l. (“O21 Europe”), a wholly owned subsidiary, was incorporated in Italy in July 2001. O21 Europe manages the distribution, sales, customer service and administration for the Company’s business outside of North America. Orange 21 North America Inc., formerly known as Spy Optic, Inc. (“O21NA”), a California corporation, was formed on December 20, 2004 as a wholly owned subsidiary. In January 2006, the Company completed the acquisition of its manufacturer LEM S.r.l. (“LEM”). See Note 18 “Acquisitions” of the Notes to the Consolidated Financial Statements.

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

Capital Resources

If the Company is able to achieve anticipated net sales, manage its inventory and manage operating expenses, the Company believes that its cash on hand and available loan facilities will be sufficient to enable the Company to meet their operating requirements for at least the next 12 months. Otherwise, changes in operating plans, lower than anticipated net sales, increased expenses or other events, including those described in Item 1A, “Risk Factors,” may require the Company to seek additional debt or equity financing in the future. Due to current economic conditions, on March 13, 2009, the Company temporarily reduced its employee-related expenses by approximately 10% in the U.S., which reductions are currently continuing into the first quarter 2010, and approximately 20%-30% in salary costs at its Italian-based subsidiary, LEM, which reductions lasted approximately ten weeks. The reductions were and are being achieved through a combination of temporarily-reduced salaries and work schedules as well as mandatory vacation leave. The reductions at LEM were partly offset by reimbursements through the Italian government to minimize the effects on the employees. In addition, the Company is in the process of streamlining its Italian manufacturing and sales operations, which the Company expects could provide additional savings.

The Company’s future capital requirements will depend on many factors, including its ability to maintain or grow net sales, its ability to manage expenses and expected capital expenditures among other issues. The Company may be required to seek additional equity or debt financing in the future, which may result in additional dilution of its stockholders. Additional debt financing would result in increased interest expense and could result in covenants that would restrict its operations. The Company relies on its credit line with BFI Business Finance (“BFI”), San Paolo IMI and other credit arrangements to fund working capital needs. The recent unprecedented disruptions in the credit and financial markets and resulting decline in general economic and business conditions may adversely impact the Company’s access to capital through its credit line and other sources. Under the terms of the Company’s Loan Agreement with BFI (see Note 6 “Financing Arrangements” to the Consolidated Financial Statements), BFI may reduce the Company’s borrowing availability in certain circumstances, including, without limitation, if in its reasonable business judgment the Company’s creditworthiness, sales or the liquidation value of the Company’s inventory have declined materially. Further, the Loan Agreement provides that BFI may declare the Company in default if the Company experiences a material adverse change in its business or financial condition or if BFI determines that the Company’s ability to perform under the Loan Agreement is materially impaired. The current economic environment could also cause lenders and other counterparties who provide the Company credit to breach their obligations to the Company, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under the Company’s credit arrangements. Any of the foregoing could adversely impact the Company’s business, financial condition or results of operations.

Effective March 23, 2010, the Company entered into a $3.0 million Promissory Note with Costa Brava Partnership III, L.P. (“Costa Brava”) which matures on July 29, 2011. The Promissory Note is subordinated to the Company’s Loan Agreement, as amended, with BFI, pursuant to the terms of a Debt Subordination Agreement, dated March 23, 2010, by and between Costa Brava and BFI. The proceeds from the Note are expected to be used (i) to prepay the current balance on the Company’s revolving line of credit balance with BFI in its entirety and (ii) if any proceeds remain after such prepayment, for working capital purposes. However, the Company may continue to re-borrow from BFI under the Loan and Security Agreement after such prepayment is made. The terms of the Promissory Note include customary representations and warranties, as well as reporting and financial covenants, customary for financings of this type.

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

NASDAQ Deficiency

On September 16, 2009, the Company received a notice from NASDAQ indicating that, for the preceding 30 consecutive business days, the bid price of its common stock had closed below the $1.00 minimum bid price required for continued listing on the NASDAQ Capital Market under Marketplace Rule 5550(a)(2). Pursuant to Marketplace Rule 5810(c)(3)(A), the Company had 180 calendar days from the date of the notice, or until March 15, 2010, to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of the Company’s common stock had to be at or above $1.00 per share for a minimum of 10 consecutive business days, which was not achieved. On March 16, 2010, the Company received a letter from NASDAQ indicating that it had not regained compliance with the Rule and is not eligible for an additional 180 day compliance period given that the Company does not meet the NASDAQ Capital Market initial listing standard set forth in Listing Rule 5505. Accordingly, the Company’s securities were delisted from the NASDAQ Capital Market on March 25, 2010. The Company’s common stock was suspended from trading on the NASDAQ Capital Market was suspended on March 25, 2010 and is now traded in the over-the-counter market.

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

Accounts Receivable, Reserve for Refunds and Returns and Allowance for Doubtful Accounts

Throughout the year, the Company performs credit evaluations of its customers, and adjusts credit limits based on payment history and the customer’s current creditworthiness. The Company continuously monitors its collections and maintains a reserve for estimated credits. The Company reserves for estimated future refunds and returns at the time of shipment based upon historical data and adjusts reserves as considered necessary. The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for anticipated bad debts and refunds. Provisions are made based upon a review of all significant outstanding invoices and overall quality and age of those invoices not specifically reviewed. In determining the provision for invoices not specifically reviewed, the Company analyzes collection experience, customer credit-worthiness and current economic trends. If the data used to calculate these allowances does not reflect future ability to collect outstanding receivables, an adjustment in the reserve for refunds may be required. Historically, the Company’s losses have been consistent with estimates, but there can be no assurance that it will continue to experience the same credit loss rates that it has experienced in the past. Unforeseen, material financial difficulties experienced by its customers could have an adverse impact on profits.

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

Intangible assets consist of trademarks, patents and a customer related intangible that are being amortized on a straight-line basis over 5 to 8.3 years. Amortization expense was approximately $110,000 and $103,000 for the years ended December 31, 2009 and 2008, respectively. Amortization expense related to intangible assets at December 31, 2009 in each of the next five years and beyond is expected to be incurred as follows:

(Thousands)
2010	$90
2011	85
2012	67
2013	52
2014	2
Thereafter	—

Total	$296

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may differ. If the sum of the undiscounted cash flows is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company’s assessment of recoverability. Numerous factors, including changes in the Company’s business, industry segment or the global economy could significantly impact management’s decision to retain, dispose of or idle certain of its long-lived assets. For the years ended December 31, 2009 and 2008, the Company recorded impairment charges of approximately $336,000 and $250,000, respectively. See Note 4, “Property and Equipment”, for information regarding asset impairment charges recognized by the Company. At December 31, 2009 and 2008, no impairment of the intangible assets had occurred and the amortization periods remain appropriate.

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

The Company performed an annual test of goodwill on October 1, 2008 and determined that the fair values of the reporting units exceeded their carrying values, with a “cushion” of approximately 4% on a combined fair value basis. Since there were no indications of impairment the second step was not performed.

With the significant deterioration in the retail business climate as well as a large decline in the market value of the Company’s common stock during the fourth quarter for the year ended December 31, 2008, the Company determined an interim evaluation of goodwill impairment was warranted. As a result of this interim testing, the Company determined that the goodwill associated with the January 2006 acquisition of its manufacturer, LEM, was fully impaired. The Company recorded a pre-tax non-cash goodwill impairment charge of $8.4 million in its December 31, 2008 financial statements. As of December 31, 2008, the Company had no further goodwill recorded on its balance sheet and therefore no annual test was performed during the year ended December 31, 2009. See also Note 18.

Point-of-Purchase Displays

In the U.S., the cost of point-of-purchase displays is currently being charged to sales and marketing expense as ownership is transferred to the customer upon shipment of the display. In Italy, the cost is capitalized and ownership remains with Orange 21 Europe.

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

Advertising

The Company expenses advertising costs as incurred. Total advertising expense was approximately $144,000 and $464,000 for the years ended December 31, 2009 and 2008, respectively.

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

Financial Instruments

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash, accounts receivable, accounts payable, accrued expense, other short-term liabilities, capital leases and notes payable. The carrying fair value of the Company’s long-term debt, including the current portion approximates fair value as of December 31, 2009. The estimated fair value has been determined based on rates for the same or similar instruments.

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. There is an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. There are three levels of inputs that may be used to measure fair value:

Level 1 uses unadjusted quoted prices that are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the assets or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 uses inputs other than level 1 that are either directly or indirectly observable as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates volatility factors, are corroborated by readily observable data.

Level 3 uses inputs that are unobservable and are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant’s assumptions.

As of December 31, 2009, the financial liabilities measured at fair value consisted of an interest rate swap agreement. The value is based on model-driven valuation whose inputs are observable. The following table summarizes the financial liabilities measured at fair value on a recurring basis as of December 31, 2009 and the level it falls within the fair value hierarchy:

	Fair Value at December 31, 2009
	Level 1	Level 2	Level 3
	(Thousands)
Item measured at fair value on a recurring bases:
Interest rate swap	$—	$4	$—

	$—	$4	$—

Foreign Currency

The functional currencies of the Company’s wholly owned subsidiaries, O21NA, O21 Europe and LEM are their respective local currency. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currencies. Assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income (loss).

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

Net gains on cash flow hedges included in OCI are as follows:

	Year Ended December 31,
	2009	2008
	(Thousands)
Beginning balance	$—	$11
Net losses reclassified into earnings	—	(11)

Accumulated other comprehensive income	$—	$—

During the years ended December 31, 2009 and 2008, the Company did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

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

In 2009, the Company acquired an interest rate option with a notional principal amount of 200,000 Euros to reduce its exposure to changing European interest rates. This option has not been designated as a hedging instrument. It is carried on the balance sheet at fair value. Changes in the fair value are recorded in current earnings and are considered to be immaterial.

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

	Year Ended December 31,
	2009	2008
	(Thousands)
Weighted average common shares outstanding – basic	11,444	8,170
Assumed conversion of dilutive stock options, restricted stock and warrants	—	—

Weighted average common shares outstanding – dilutive	11,444	8,170

The following potentially dilutive instruments were not included in the diluted per share calculation for periods presented as their inclusion would have been antidilutive:

	Year Ended December 31,
	2009	2008
	(Thousands)
Stock options	1,484	1,279
Restricted stock	1	22
Warrants	147	147

Total	1,632	1,448

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2009 and 2008 in each jurisdiction where it cannot conclude that it is more likely than not that those assets will be realized.

Royalties

The Company has several royalty agreements with third parties, which represent agreements that the Company has with several athletes to use them in endorsing or advertising several of its products. Royalty expense during the years ended December 31, 2009 and 2008 was approximately $121,000 and $170,000, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive income (loss). Total comprehensive loss for the years ended December 31, 2009 and 2008 was approximately $3.4 million and $16.8 million, respectively.

The components of accumulated other comprehensive income, net of tax, are as follows:

	December 31,
	2009	2008
	(Thousands)
Equity adjustment from foreign currency translation	$382	$530
Unrealized gain on foreign currency exposure of net investment in foreign operations	492	372

Accumulated other comprehensive income	$874	$902

Share-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which the employee is required to provide service in exchange for the award—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing valuation model adjusted for the unique characteristics of those instruments.

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

In August 2009, the FASB issued changes to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes became effective for the Company on October 1, 2009. The Company determined that the adoption of these changes did not have an impact on the consolidated financial statements.

2.	Accounts Receivable

Accounts receivable consisted of the following:

	December 31,
	2009	2008
	(Thousands)
Trade receivables	$7,844	$10,068
Less allowance for doubtful accounts	(485)	(1,052)
Less allowance for returns	(1,473)	(2,025)

Accounts receivable, net	$5,886	$6,991

3.	Inventories

Inventories consisted of the following:

	December 31,
	2009	2008
	(Thousands)
Raw materials	$848	$1,679
Work in process	619	909
Finished goods	6,292	9,110

Inventories, net	$7,759	$11,698

The Company’s balances are net of an allowance for obsolescence of approximately $1,187,000 and $1,284,000 at December 31, 2009 and 2008, respectively.

4.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2009	2008
	(Thousands)
Displays	$1,213	$1,034
Molds and tooling	1,896	2,231
Machinery and equipment	6,344	5,281
Buildings and leasehold improvements	2,474	2,486
Computer equipment and software	2,243	2,232
Furniture and fixtures	644	630
Vehicles	278	287

	15,092	14,181
Less accumulated depreciation and amortization	(10,200)	(8,764)

Property and equipment, net	$4,892	$5,417

Impairment charges of $336,000 were recorded during the year ended December 31, 2009. Approximately $387,000 relates to molds and tooling no longer in service and is recorded under the caption “Cost of Sales” in the accompanying Consolidated Statement of Operations and $24,000 relates to property and equipment no longer in service and is recorded under the caption “General and administrative”. These charges are partially offset by a $75,000 recovery of a deposit on production assets that was previously impaired and are recorded in “Cost of Sales”. Impairment charges of $250,000 were recorded during the year ended December 31, 2008. Approximately $92,000 relates to molds and tooling no longer in service and is recorded under the caption “Cost of Sales” in the accompanying Consolidated Statement of Operations. The remaining $158,000 relates to property and equipment no longer in service, of which $100,000, $48,000 and $10,000 are recorded under the captions “Cost of sales,” Sales and marketing” and “General and administrative,” respectively, in the accompanying Consolidated Statements of Operations.

Depreciation expense was approximately $1,669,000 and $1,880,000 for the years ended December 31, 2009 and 2008, respectively.

5.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,
	2009	2008
	(Thousands)
Compensation and benefits	$2,277	$2,570
Production and warehouse	422	161
Sales and marketing	177	348
Commissions	169	302
Other	145	150
Customers with credit balances	80	178
Professional fees	80	159

Total	$3,350	$3,868

6.	Financing Arrangements

Credit Facilities

On February 26, 2007, O21NA, the Company’s wholly owned subsidiary, entered into a Loan and Security Agreement (“Loan Agreement”) with BFI with a maximum borrowing capacity of $5.0 million, which was subsequently modified on December 7, 2007 and February 12, 2008 to extend the maximum borrowing capacity to $8.0 million and affect certain other changes. Actual borrowing availability under the Loan Agreement is based on eligible trade receivable and inventory levels of O21NA. Loans extended pursuant to the Loan Agreement will bear interest at a rate per annum equal to the prime rate as reported in the Western Edition of the Wall Street Journal from time to time plus 2.5% with a minimum monthly interest charge of $2,000. The Company granted BFI a security interest in substantially all of O21NA’s assets as security for its obligations under the Loan Agreement. Additionally, the obligations under the Loan Agreement are guaranteed by Orange 21 Inc. The Loan Agreement renews annually in February for one additional year unless otherwise terminated by either the Company or by BFI. The Loan Agreement renewed in February 2010 until February 2011.

The Loan Agreement imposes certain covenants on O21NA, including, but not limited to, covenants requiring the Company to provide certain periodic reports to BFI, inform BFI of certain changes in the business, refrain from incurring additional debt in excess of $100,000 and refrain from paying dividends. O21NA also established a bank account in BFI’s name into which collections on accounts receivable and other collateral are deposited (the “Collateral Account”). Pursuant to the deposit control account agreement between O21NA and BFI with respect to the Collateral Account, BFI is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to O21NA any amounts remaining after payment of all amounts due under the Loan Agreement. To secure its obligations under the guaranty, Orange 21 Inc. granted BFI a blanket security interest in substantially all of its assets. The Company was in compliance with the covenants under the Loan Agreement at December 31, 2009. At December 31, 2009 and December 31, 2008, there were outstanding borrowings of $3.0 million and $3.8 million, respectively, under the Loan Agreement. The interest rate at December 31, 2009 was 5.8%, and availability under this line was $0.9 million.

The Company has a 1.3 million Euros line of credit in Italy with San Paolo IMI for LEM S.r.l., the Company’s wholly owned subsidiary and manufacturer (“LEM”), which was reduced at December 31, 2009 to 0.6 million Euros. Borrowing availability is based on eligible accounts receivable and export orders received at LEM. At December 31, 2009, there was approximately 0.1 million Euros available under this line of credit. At December 31, 2009 and 2008, outstanding amounts under this line of credit amounted to $0.8 million and $1.9 million, respectively. The interest rate at December 31, 2009 was 2.5%.

As a result of the reductions in the Italian line of credit with San Paolo IMI, LEM entered into an unsecured note with San Paolo IMI during June 2009 for 0.4 million Euros. The note is guaranteed by Eurofidi, a government sponsored third party that guarantees debt, and bears interest at EURIBOR 3 months interest rate plus a 1.27% spread, payable in quarterly installments due from June 2009 through September 2014. LEM was not in compliance with certain debt covenants required by San Paolo IMI related to this note and therefore the entire balance of the note is classified as current. If San Paola IMI were to call this unsecured note as a result of noncompliance with the debt covenants, LEM’s operations and cash flow would be adversely impacted.

Effective March 23, 2010, O21NA entered into a $3.0 million Promissory Note with Costa Brava. The Promissory Note is subordinated to O21NA’s Loan Agreement with BFI. The proceeds from the Note are expected to be used (i) to prepay the current balance on O21NA’s revolving line of credit balance with BFI in its entirety and (ii) if any proceeds remain after such prepayment, for working capital purposes. However, O21NA may continue to re-borrow from BFI under the Loan Agreement after such prepayment is made.

Interest under the Promissory Note accrues daily at the following rates: (i) from the date of receipt of funds under the Promissory Note through April 30, 2010, at (A) 6% per annum on the last day of each calendar month and (B) 6% per annum payable on April 30, 2010, and (ii) from May 1, 2010 through the maturity date, at (A) 9% per annum on the last day of each calendar month and (B) 3% per annum payable on the maturity date. In addition, the Promissory Note requires that O21NA pays a facility fee of 1% of the original principal amount on December 31, 2010 and the maturity date. The Promissory Note matures on July 29, 2011. The terms of the Promissory Note include customary representations and warranties, as well as reporting and financial covenants, customary for financings of this type.

7.	Notes Payable

Notes payable at December 31, 2009 consist of the following:

(Thousands)
Unsecured San Paolo IMI long-term debt guaranteed by Eurofidi, EURIBOR 3 months interest rate plus 1.27% spread, payable in quarterly installments due from June 2009 through September 2014. (1)	$573
Unsecured San Paolo IMI long-term debt, EURIBOR 6 months interest rate plus 1.0% spread, payable in half year installments due from March 2007 to February 2012	305
Unsecured long-term debt, EURIBOR 1-month interest rate plus 1.5% spread, payable in half year installments due from December 2005 to December 2010	55
Unsecured long-term debt, fixed interest rate at 0.5%, payable in half year installments due from December 2005 to December 2010	22
Unsecured Centro Leasing Banco long-term debt, fixed interest rate at 10.43%, payable July 2012	32
Unsecured Centro Leasing Banco long-term debt, fixed interest rate at 10.04%, payable October 2012	28
Secured note payable for software purchases, 7.45% interest rate with monthly payments of $4,200 due through May 2010. Secured by software.	16

1,031
Less current portion	(723)

Notes payable, less current portion	$308

(1)	LEM was not in compliance with certain debt covenants required by San Paolo IMI related to this note and therefore the entire balance of the note is classified as current.

Future minimum payments under long-term debt agreements are as follows:

Year ended December 31,	Thousands
2010	$723
2011	251
2012	57

Total	$1,031

8.	Stockholder’s Equity

Common Stock

During 2009 and 2008 an aggregate of 135,275 and 15,000 shares of common stock, respectively, were issued to individuals upon vesting of restricted stock awards.

Shares Reserved

The Company had 100,000,000 authorized shares of common stock at December 31, 2009. The table below outlines common shares reserved for future issuance:

(Thousands)
Total Authorized Shares	100,000
Common shares issued	(11,903)
Shares reserved for future issuance:
Stock options outstanding	(1,484)
Restricted stock awards	(1)
Warrants	(147)

Remaining Authorized Shares	86,465

9.	Fair Value of Financial Instruments

In April 2009, the Company adopted the FASB’s authoritative guidance on interim disclosures about fair value of financial instruments, which requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. The Company’s financial instruments include cash, accounts receivable and payable, short-term borrowings and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature. The carrying fair value of the Company’s long-term debt, including the current portion approximates fair value as of December 31, 2009. The estimated fair value has been determined based on rates for the same or similar instruments.

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

Stock Option Activity

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(Thousands)
Options outstanding at December 31, 2007	937,875	$6.54
Granted	590,000	$3.00
Expired	(179,375)	$6.93
Forfeited	(70,000)	$3.56

Options outstanding at December 31, 2008	1,278,500	$5.02
Granted	1,020,000	$1.12
Expired	(444,375)	$6.33
Forfeited	(370,000)	$3.72

Options outstanding at December 31, 2009	1,484,125	$2.27	8.46	$—

Options exercisable at December 31, 2009	553,416	$4.03	7.41	$—

Intrinsic value is defined as the difference between the relevant current market value of the common stock and the grant price for options with exercise prices less than the market values on such dates. During the years ended December 31, 2009 and 2008, the Company received $0 in cash proceeds from the exercise of stock options.

On May 26, 2009, the Compensation Committee of the Company’s Board of Directors (the “Committee”) determined, in accordance with the terms of the Company’s 2004 Stock Incentive Plan, as amended, to reprice certain outstanding options held by A. Stone Douglass, the Company’s Chief Executive Officer and Chief Financial Officer, and Jerry Collazo, the Company’s former Chief Financial Officer. Specifically, the exercise price for Mr. Douglass’ option to purchase 250,000 shares of the Company’s common stock granted on September 29, 2008 was reduced from $3.28 to $1.50 and the exercise prices of Mr. Collazo’s options to purchase 20,000 and 150,000 shares of the Company’s common stock granted on October 12, 2006 and August 29, 2007, respectively, were reduced from $4.89 and $5.38, respectively, to $1.50 (the foregoing options held by Messrs. Douglass and Collazo are referred to herein as, the “Options”). The reduced price of $1.50 represents a 103% premium over the closing price of the Company’s common stock on May 22, 2009, the last trading day before the Committee’s decision to reprice the Options. Other than the change to the exercise price, the terms of the Options remain in effect and unchanged.

In determining to reprice the Options, the Committee considered the fact that the Options had exercise prices well above the recent trading prices of the Company’s common stock and, therefore, no longer provided sufficient incentives for Messrs. Douglass and Collazo, and determined that repricing the Options was in the best interest of the Company and its stockholders. The incremental expense incurred as a result of the repricing of the Options was approximately $51,000.

Information regarding stock options outstanding as of December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
Price Range	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Shares	Weighted- Average Exercise Price
$ 0.69 - $0.71	35,000	$0.69	9.85	5,000	$0.71
$ 0.74	150,000	$0.74	9.42	—	$—
$ 0.79	15,000	$0.79	9.58	—	$—
$ 0.90	305,000	$0.90	9.26	—	$—
$ 0.94	75,000	$0.94	9.69	—	$—
$ 1.50	530,000	$1.50	8.38	225,183	$1.50
$ 3.19 - $4.89	158,125	$3.43	8.27	119,233	$3.51
$ 5.11 - $5.95	66,000	$5.45	6.87	54,000	$5.46
$ 6.46	60,000	$6.46	7.45	60,000	$6.46
$ 8.75	90,000	$8.75	4.95	90,000	$8.75

Total	1,484,125	$2.27	8.46	553,416	$4.03

Restricted Stock Award Activity

The Company periodically issues restricted stock awards to certain directors and key employees subject to certain vesting requirements based on future service. Fair value is calculated using the Black-Scholes option-pricing valuation model (single option approach).

	Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2007	37,500	$5.01
Released	(15,000)	5.01

Non-vested at December 31, 2008	22,500	$5.01
Awarded	130,067	0.90
Released	(135,275)	1.06
Forfeited	(16,042)	5.01

Non-vested at December 31, 2009	1,250	$5.01

The Company recognized the following share-based compensation expense during the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008
	(Thousands)
Stock options
General and administrative expense	$405	$463
Cost of sales	26	6
Selling and marketing	23	1
Shipping and warehouse	1	—
Research and development	3	—
Restricted stock
General and administrative expense	97	76
Cost of sales	36	—
Selling and marketing	14	24
Research and development	2	17

Total	607	587
Income tax benefit	(206)	(200)

Stock-based compensation expense, net of taxes	401	387

Effect of stock-based compensation on net loss per share:
Basic	(0.04)	(0.05)
Diluted	(0.04)	(0.05)

The following table summarizes the approximate unrecognized compensation cost for the share-based compensation awards and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Expense	Weighted Average Remaining Years
	(Thousands)
Stock options	$809	2.25
Restricted stock awards	51	0.45

Total	$860

Determining Fair Value of Stock Option Grants

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

The following weighted average assumptions were used to estimate the fair value of options granted during the years ended December 31, 2009 and 2008:

	Year ended December 31,
	2009	2008
Expected volatility	80.8%	61.1%
Risk-free interest rate	2.2%	3.0%
Expectation term (in years)	4.8	4.4
Dividend yield	—	—

11.	Income Taxes

Income tax expense attributed to income from operations consists of:

	Year Ended December 31,
	2009	2008
	(Thousands)
Current
Federal	$—	$—
State	2	2
Foreign	96	228

Total	98	230
Deferred
Federal	—	1,864
State	—	585
Foreign	3	7

Total	3	2,456

Income tax provision	$101	$2,686

The components that comprise deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
	(Thousands)
Deferred tax assets:
NOL carryforwards	$5,796	$4,812
Allowance for doubtful accounts	61	307
Compensation and vacation accrual	68	191
Reserve for returns and allowances	490	773
Unrealized foreign currency loss	—	50
Inventory reserve	315	223
Foreign deferred tax asset before valuation allowance	2,407	3,056
Non-cash compensation	282	220
Depreciation and amortization	453	84
Benefit of state tax items	32	1
Other	87	85

Gross deferred tax assets	9,991	9,802
Deferred tax liabilities:
Foreign deferred tax liability	(404)	(391)

Net deferred tax asset before valuation allowance	9,587	9,411
Valuation allowance	(9,991)	(9,802)

Net deferred tax asset (liability)	$(404)	$(391)

The reconciliation of computed “expected” income taxes to effective income tax expense by applying the federal statutory rate of 34% is as follows:

	Year Ending December 31,
	2009	2008
	(Thousands)
Computed “expected” tax expense	$(1,243)	$(4,214)
State taxes, net of federal benefit	(213)	(723)
Foreign tax expense	99	235
Foreign subsidiary (income) loss	522	3,631
Permanent items	151	161
U.S. valuation allowances	784	3,592
Other, net	1	4

	$101	$2,686

The change in the valuation allowance for the years ended December 31, 2009 and 2008 was an increase of $188,000 and $3,477,000, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance of $9,991,000 for its worldwide operations at December 31, 2009. The Company has recorded a $7,584,000 and $6,746,000 valuation allowance for its U.S. Operations at December 31, 2009 and 2008, respectively. The Company has recorded a $1,267,000 and $1,491,000 valuation allowance for its wholly owned subsidiary, Orange 21 Europe at December 31, 2009 and 2008, respectively. The Company has recorded a $1,140,000 and $1,565,000 valuation allowance for its wholly owned subsidiary, LEM at December 31, 2009 and 2008, respectively.

12.	Employee Benefit Plans

In 1998, the Company adopted the Spy Optic 401(k) Plan, or the “Plan.” The Plan covers all employees who meet the eligibility requirements of a minimum of 270 hours of service and 18 years of age. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under the provisions of the Plan, eligible participants may contribute up to 15% of their annual compensation, not to exceed the maximum legal deferral. The Company is not required to contribute to the Plan and made no contributions to the Plan during the years ended December 31, 2009 and 2008.

13.	Related Party Transactions

Customer Sales

At December 31, 2009, Simo Holdings, Inc. (fka No Fear, Inc., “No Fear”) and its affiliates beneficially owned approximately 11% of the Company’s outstanding common stock. In addition, No Fear and its subsidiaries, No Fear Retail Stores, Inc. (“No Fear Retail”) and MX No Fear Europe SAS (“MX No Fear”), own retail stores in the U.S. and Europe that purchase products from the Company. Aggregated sales to these stores during the years ended December 31, 2009 and 2008 were approximately $0.8 million and $1.2 million, respectively. The year ended December 31, 2009 included approximately $398,000 in sales achieved through product credit given to Mark Simo, the Company’s former Chief Executive Officer and director, in conjunction with the Settlement Agreement and Mutual General Release (the “Settlement Agreement”) discussed below. Accounts receivable due from these stores amounted to $187,000 and $429,000 at December 31, 2009 and 2008, respectively.

Aggregated sales to the MX No Fear stores during the years ended December 31, 2009 and 2008 were approximately $0.5 million and $1.0 million, respectively. Accounts receivable due from the MX No Fear stores amounted to $344,000 and $429,000 at December 31, 2009 and 2008, respectively.

No Fear Parties Settlement Agreement

On April 28, 2009, the Company entered into a Settlement Agreement, effective as of April 30, 2009, by and among the Company’s three wholly owned subsidiaries, O21NA, O21 Europe and LEM (collectively, the “Orange 21 Parties”), and Mark Simo, No Fear, No Fear Retail and MX No Fear, (collectively, the “No Fear Parties”). The Settlement Agreement relates to various disputes among the parties regarding outstanding accounts receivable owed to the Company by No Fear Retail and MX No Fear and certain claims by Mr. Simo regarding his compensation for services he rendered as former Chief Executive Officer of the Company.

Pursuant to the Settlement Agreement, No Fear and its subsidiaries agreed to pay all outstanding accounts receivable due to the Company as follows: (1) an aggregate of approximately 307,000 Euros to Orange 21 Europe on the execution of the Settlement Agreement, approximately 46,000 Euros of which was satisfied by the return of certain goggle products and (2) an aggregate of approximately $429,000 to O21NA, approximately $71,000 of which was paid on the execution of the Settlement Agreement with the remainder paid in monthly installments of approximately $71,000 over five months (the “Installment Payments”) with the final payment delivered on October 1, 2009. In exchange, the Company agreed to provide Mr. Simo, or such other No Fear parties as Mr. Simo may designate, with product credits in the aggregate amount of $600,000 for compensation for services rendered as the former Chief Executive Officer of the Company, less applicable payroll tax withholdings, to purchase products from the Company. The product credits accrue as follows: (1) $350,000 on the execution of the Agreement and (2) $50,000 per month for five months thereafter subject to payment of the applicable Installment Payment in full. The Company recorded an additional $300,000 expense in the first quarter of 2009 for Mr. Simo’s compensation as discussed above. The remaining $300,000 was expensed in prior periods.

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

Pursuant to the Settlement Agreement, the Orange 21 Parties on the one hand and the No Fear Parties on the other hand each released the other with respect to any and all claims arising from or related to past dealings of any kind between the parties. The Settlement Agreement was signed on April 28, 2009, but its effectiveness was conditioned upon receipt of all funds required to be delivered on execution, which did not occur until April 30, 2009. As of December 31, 2009, the Company received payments of approximately $429,000 from No Fear and approximately 261,000 Euros (approximately $344,000 in U.S. Dollars) from No Fear MX Europe with no further amounts due in accordance with the Settlement Agreement.

Promissory Note with Shareholder, Costa Brava Partnership III, L.P.

Effective March 23, 2010, O21NA entered into a $3.0 million Promissory Note with Costa Brava, which matures on July 29, 2011. The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava. See also Notes 6 “Financing Arrangements” and 20 “Subsequent Events” to the Consolidated Financial Statements.

14.	Commitments and Contingencies

Operating Leases

The Company leases its principal administrative and distribution facilities in Carlsbad, California, under a month to month operating lease with monthly payments of approximately $38,000, and a warehouse facility in Varese, Italy, which is used primarily for international sales and distribution. LEM leases three buildings in Italy that are used for office space, warehousing and manufacturing. The Company also leases certain computer equipment, vehicles and temporary housing in Italy. Rent expense was approximately $679,000 and $771,000 for the years ended December 31, 2009 and 2008, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Year Ending December 31,	(Thousands)
2010	$150
2011	46
2012	41
2013	3

Total	$240

Capital Leases

Future minimum lease payments under capital leases at December 31, 2009 are as follows:

Year Ending December 31,	(Thousands)
2010	$444
2011	381
2012	169
2013	149
2014	124
Thereafter	38

Total minimum lease payments	1,305
Amount representing interest	(98)

Present value of minimum lease payments	1,207
Less current portion	(395)

Long-term portion	$812

The cost of buildings and improvements, molds and machinery and equipment under capital leases at December 31, 2009 was approximately $1,405,000, $65,000 and $1,319,000, respectively. The amount of accumulated depreciation at December 31, 2009 was approximately $361,000, $11,000 and $169,000, respectively. Amortization of assets held under capital leases is included in depreciation expense.

Athlete Contracts

The Company has entered into endorsement contracts with athletes to actively wear and endorse the Company’s products. These contracts are based on minimum annual payments totaling $106,000 in 2010 and may include additional performance-based incentives and/or product-specific sales incentives. At December 31, 2009 we also had approximately $438,000 due to athletes under contract in 2009.

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

Customer

For the years ended December 31, 2009 and 2008, the Company had no sales to third party customers that accounted for 10% or more of total net sales.

Supplier

The Company purchases substantially all of its goggles from one manufacturer in China, OGK, and expects to continue to do so during 2010. LEM produces a substantial amount of sunglasses for the Company and currently purchases substantially all of its plastic frames from one supplier in Italy. The Company does not have long-term agreements with any of its manufacturers other than LEM. The Company believes that other suppliers could provide plastic frames on comparable terms, however, a change in suppliers could result in a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

16.	Operating Segments and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company designs, produces and distributes sunglasses, snow and motocross goggles, and branded apparel and accessories for the action sports, snowsports and lifestyle markets. The Company owns a manufacturer LEM located in Italy. LEM manufactures products for non-competing brands in addition to a substantial amount of the Company’s sunglass products. Results for LEM reflect operations of this manufacturer after elimination of intercompany transactions. The Company operates in two business segments: distribution and manufacturing.

Information related to the Company’s operating segments is as follows:

	Year Ended December 31,
	2009	2008
	(Thousands)
Net sales:
Distribution	$29,384	$41,936
Manufacturing	4,854	5,340
Intersegment	7,863	13,940
Eliminations	(7,863)	(13,940)

Total	$34,238	$47,276

Operating loss:
Distribution	$(2,445)	$(3,852)
Manufacturing	(845)	(8,009)

Total	$(3,290)	$(11,861)

Net loss:
Distribution	$(2,302)	$(6,704)
Manufacturing	(1,105)	(8,508)

Total	$(3,407)	$(15,212)

	December 31,
	2009	2008
	(Thousands)
Tangible long-lived assets:
Distribution	$1,104	$1,915
Manufacturing	3,788	3,502

Total	$4,892	$5,417

The Company markets its products domestically and internationally, with its principal international market being Europe. Revenue is attributed to the location from which the product was shipped. Identifiable assets are based on location of domicile.

	Year Ended December 31,
	U.S. and Canada	Europe and Asia Pacific	Consolidated	Intersegment
		(Thousands)		(Thousands)

	2009			2009
Net sales	$24,132	$10,106	$34,238	$7,863

	2008			2008
Net sales	$33,510	$13,766	$47,276	$13,940

	December 31,
	2009	2008
	(Thousands)
Tangible long-lived assets:
U.S. and Canada	$750	$1,418
Europe and Asia Pacific	4,142	3,999

Total	$4,892	$5,417

17.	Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Thousands, except per share data)
Year ended December 31, 2009:
Net sales	$7,421	$9,116	$8,776	$8,925
Gross profit	3,631	4,186	2,861	2,161
Loss before provision (benefit) for income taxes	(824)	(225)	(1,085)	(1,172)
Net income (loss)	(804)	(254)	(1,136)	(1,213)
Basic net income (loss) per share	$(0.08)	$(0.02)	$(0.10)	$(0.10)
Diluted net income (loss) per share	$(0.08)	$(0.02)	$(0.10)	$(0.10)

Year ended December 31, 2008:
Net sales	$11,554	$13,984	$12,042	$9,696
Gross profit	5,444	6,945	5,913	2,994
Loss before provision (benefit) for income taxes	(1,120)	(235)	59	(11,230)
Net income (loss)	(851)	(273)	6	(14,094)
Basic net income (loss) per share	$(0.10)	$(0.03)	$(0.14)	$(1.72)
Diluted net income (loss) per share	$(0.10)	$(0.03)	$(0.14)	$(1.72)

18.	Acquisitions

On January 16, 2006, the Company completed the acquisition of a manufacturer LEM. The total purchase price for LEM was 3.5 million Euros or $4.2 million in cash, plus a two year earn-out based on LEM’s future sales. Under the terms of the earn-out, the Company was obligated to make quarterly payments based on unit sales, up to a maximum of 1.4 million Euros, through December 31, 2007. The maximum amount of additional consideration was earned and paid out as of December 31, 2007. Accordingly, the entire amount has been included in the purchase price allocation. The acquisition of LEM has allowed the Company to control its primary manufacturer and ensure a continued source of supply for the Company’s products.

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

Goodwill at December 31, 2008 and 2007 was $0 and $9.7 million, respectively. The change in goodwill from date of acquisition to December 31, 2007 represents a difference in foreign exchange spot rates used in translation of LEM’s books during consolidation. With the significant deterioration in the retail business climate as well as a large decline in the market value of the Company’s common stock during the fourth quarter for the year ended December 31, 2008, the Company performed an interim evaluation of goodwill impairment. As a result of this interim evaluation, the Company determined that the goodwill associated with the January 2006 acquisition of LEM was fully impaired and recorded a pre-tax non-cash goodwill impairment charge of $8.4 million in its December 31, 2008 financial statements. See Note 1 for further information.

19.	Rights Offering

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

Approximately 3.6 million shares of the Company’s common stock were purchased in the Rights Offering for an aggregate of approximately $2.9 million, including approximately $0.5 million in proceeds from the purchase of unsubscribed shares. Costs related to the Rights Offerings during the year ended December 31, 2009 were approximately $0.4 million.

20.	Subsequent event

Spy Optic, Inc. Name Change

On January 11, 2010 the Company’s subsidiary Spy Optic, Inc. changed its name to Orange 21 North America Inc.

On February 11, 2010, Jerry Collazo resigned as the Company’s Chief Financial Officer to pursue other opportunities. On February 12, 2010, the Company’s board of directors (the “Board”) appointed A. Stone Douglass, the Company’s Chairman and Chief Executive Officer, as the Company’s acting Chief Financial Officer. The Board does not have any immediate plans to replace Mr. Collazo.

Additionally, effective February 12, 2010, the Board elected Seth Hamot, an existing director of the Company, as Chairman of the Board to replace Mr. Douglass who will continue to serve as a director, Chief Executive Officer and acting Chief Financial Officer.

Promissory Note with Shareholder, Costa Brava Partnership III, L.P.

Effective March 23, 2010, O21NA entered into a $3.0 million Promissory Note with Costa Brava. The Promissory Note is subordinated to O21NA’s Loan Agreement, as amended, with BFI, pursuant to the terms of a Debt Subordination Agreement, dated March 23, 2010, by and between Costa Brava and BFI. The proceeds from the Note are expected to be used (i) to prepay the current balance on O21NA’s revolving line of credit balance with BFI in its entirety and (ii) if any proceeds remain after such prepayment, for working capital purposes. However, O21NA may continue to re-borrow from BFI under the Loan Agreement after such prepayment is made.

Interest under the Promissory Note accrues daily at the following rates: (i) from the date of receipt of funds under the Promissory Note through April 30, 2010, at (A) 6% per annum on the last day of each calendar month and (B) 6% per annum payable on April 30, 2010, and (ii) from May 1, 2010 through the maturity date, at (A) 9% per annum on the last day of each calendar month and (B) 3% per annum payable on the maturity date. In addition, the Promissory Note requires that O21NA pays a facility fee of 1% of the original principal amount on December 31, 2010 and the maturity date. The Promissory Note matures on July 29, 2011. The terms of the Promissory Note include customary representations and warranties, as well as reporting and financial covenants, customary for financings of this type.

The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava. Costa Brava and Seth Hamot together own approximately 28% of the Company’s common stock as of March 26, 2010.

Orange 21 Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

For the Years Ended December 31, 2009 and 2008

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(Thousands)
Allowance for doubtful accounts:
Year ended December 31, 2009	$1,052	$—	$(567)	$485
Year ended December 31, 2008	$775	$690	$(413)	$1,052
Allowance for sales returns:
Year ended December 31, 2009	$2,026	$—	$(553)	$1,473
Year ended December 31, 2008	$1,955	$88	$(17)	$2,026
Allowance for inventory reserve:
Year ended December 31, 2009	$1,284	$922	$(1,018)	$1,188
Year ended December 31, 2008	$2,264	$307	$(1,287)	$1,284

Note:	Additions to the allowance for doubtful accounts are charged to bad debt expense. Additions to the allowance for sales returns are charged against revenues. Additions to the allowance for inventory reserve are charged against cost of goods sold.

All other schedules have been omitted because they are either inapplicable or the required information has been provided in the Consolidated Financial Statements or the Notes thereto.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Disclosure Control and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2009, the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time frames specified by the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2009, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (or the “COSO” criteria). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Promissory Note with Shareholder, Costa Brava Partnership III, L.P.

Effective March 23, 2010, we entered into a $3.0 million Promissory Note with Costa Brava Partnership III, L.P. (“Costa Brava”). The Promissory Note is subordinated to our Loan and Security Agreement with BFI Business Finance (“BFI”), pursuant to the terms of a Debt Subordination Agreement, dated March 23, 2010, by and between Costa Brava and BFI. The proceeds from the Note are expected to be used (i) to prepay the current balance on our revolving line of credit balance with BFI in its entirety and (ii) if any proceeds remain after such prepayment, for working capital purposes. However, we may continue to re-borrow from BFI under the Loan and Security Agreement after such prepayment is made.

Interest under the Promissory Note accrues daily at the following rates: (i) from the date of receipt of funds under the Promissory Note through April 30, 2010, at (A) 6% per annum on the last day of each calendar month and (B) 6% per annum payable on April 30, 2010, and (ii) from May 1, 2010 through the maturity date, at (A) 9% per annum on the last day of each calendar month and (B) 3% per annum payable on the maturity date. In addition, the Promissory Note requires that we pay a facility fee of 1% of the original principal amount on December 31, 2010 and the maturity date. The Promissory Note matures on July 29, 2011. The terms of the Promissory Note include customary representations and warranties, as well as reporting and financial covenants, customary for financings of this type.

The Chairman of our Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava. Costa Brava and Seth Hamot together own approximately 28% of our common stock as of March 26, 2010.

PART III

Documents Incorporated by Reference

In response to Part III, Items 10, 11, 12, 13 and 14, parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December  31, 2009) for its annual stockholders’ meeting are incorporated by reference in this Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be contained in, and is hereby incorporated by reference to, our Proxy Statement relating to our 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2009.

Item 11. Executive Compensation

The information required by Item 11 will be contained in, and is hereby incorporated by reference to, our Proxy Statement relating to our 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by Item 12 will be contained in, and is hereby incorporated by reference to, our Proxy Statement relating to our 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be contained in, and is hereby incorporated by reference to, our Proxy Statement relating to our 2010Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2009.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 will be contained in, and is hereby incorporated by reference to, our Proxy Statement relating to our 2010 Annual Meeting of Stockholders.

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

Exhibits

Exhibit Number	Description of Document
3.2	Restated Certificate of Incorporation (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

3.4	Amended and Restated Bylaws (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

4.1	Form of Common Stock Certificate (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

4.2	Common Stock Purchase Warrant to Purchase 142,000 shares of Common Stock of Orange 21 Inc. issued to Roth Capital Partners, LLC dated June 22, 2005 (incorporated by reference to Form 10-Q filed August 11, 2005)

4.3	Common Stock Purchase Warrant to Purchase 5,000 shares of Common Stock of Orange 21 Inc. issued to Dana Mackie dated June 22, 2005 (incorporated by reference to Form 10-Q filed August 11, 2005)

10.2+	2004 Stock Incentive Plan (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

10.3+	Form of Stock Option Agreement under the 2004 Stock Incentive Plan (incorporated by reference to Form 10-Q filed November 14, 2005)

10.42	Loan and Security Agreement entered February 26, 2007 by and between Orange 21 North America Inc. (fka Spy Optic, Inc.) and BFI Business Finance (incorporated by reference to Form 8-K filed March 2, 2007)

10.43	General Continuing Guaranty entered February 26, 2007 by and between Orange 21 Inc. and BFI Business Finance (incorporated by reference to Form 8-K filed March 2, 2007)

10.44	First modification to Loan and Security Agreement entered into on December 7, 2007 by and between Orange 21 North America Inc. and BFI Business Finance (incorporated by reference to Form 8-K filed December 12, 2007)

10.45	Second modification to Loan and Security Agreement entered into on February 12, 2008 by and between Orange 21 North America Inc. and BFI Business Finance (incorporated by reference to Form 10-K filed April 8, 2008)

10.46+	Executive Employment Agreement, dated January 19, 2009, between Orange 21Inc. and A. Stone Douglass (incorporated by reference to Form 8-K filed January 26, 2009)

10.47*	Settlement Agreement and Mutual General Release dated April 28, 2009 by and between the Company, Orange 21 North America Inc., Orange 21 Europe S.r.l., (fka Spy Optic, S.r.l.) and LEM S.r.l., on the one hand, and Mark Simo, Simo Holdings (fka No Fear, Inc.) No Fear Retail Stores, Inc. and MX No Fear Europe SAS, on the other hand (incorporated by reference to Form 10-Q filed August 13, 2009)

10.48+	Amendment No. 1 to Orange 21 Inc. Notice of Stock Option Grant and Stock Agreement, dated as of May 20, 2009, by and between the Company and A. Stone Douglass, the Company’s Chief Executive Officer and Acting Chief Financial Officer (incorporated by reference to Form 10-Q filed August 13, 2009)

10.49+	Amendment No. 1 to Orange 21 Inc. Notice of Stock Option Grant and Stock Option Agreement dated as of May 26, 2009 by and between the Company and Jerry Collazo, the Company’s former Chief Financial Officer (incorporated by reference to Form 10-Q filed August 13, 2009)

Exhibit Number	Description of Document

10.50+	Amendment No. 2 to Orange 21 Inc. Notice of Stock Option Grant and Stock Option Agreement dated as of May 26, 2009 by and between the Company and Jerry Collazo, the Company’s former Chief Financial Officer (incorporated by reference to Form 10-Q filed August 13, 2009)

10.51+	Letter Agreement dated May 20, 2009 by and between the Company and Erik Darby, the Company’s Vice President of Sales

10.52	Promissory Note effective March 23, 2010 by and between Orange 21 North America Inc. and Costa Brava

14.1	Code of Ethics for Senior Officers (incorporated by reference to Form 10-K filed March 31, 2005)

14.2	Code of Business Conduct (incorporated by reference to Form 10-K filed March 31, 2005)

21.1	List of subsidiaries

23.1	Consent of Mayer Hoffman McCann P.C., independent registered certified public accountants

24.1	Power of Attorney (included in signature page)

31.1	Section 302 Certification of the Company’s Chief Executive Officer

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

+	Management contract or compensatory plan or arrangement.
*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orange 21 Inc.

Date: March 26, 2010

	By	/s/ A. Stone Douglass
A. Stone Douglass
Chief Executive Officer and Acting Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints A. Stone Douglass, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and each amendment hereto and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ A. Stone Douglass A. Stone Douglass	Chief Executive Officer, Acting Chief Financial Officer and Director (principal executive, financial and accounting officer)	March 26, 2010

/s/ Seth W. Hamot Seth W. Hamot	Chairman of the Board of Directors	March 26, 2010

/s/ Harry Casari Harry Casari	Director	March 26, 2010

/s/ David Mitchell David Mitchell	Director	March 26, 2010

/s/ John Pound John Pound	Director	March 26, 2010

/s/ Stephen Roseman Stephen Roseman	Director	March 26, 2010

/s/ Greg Theiss Greg Theiss	Director	March 26, 2010