Form 10-Q
period 2010-03-31
Orange 21 Inc.
filed 2010-05-12
CIK 932372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 12, 2010, there were 11,927,954 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

ORANGE 21 INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands, except number of shares and per share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets
Cash	$870	$654
Accounts receivable, net	4,939	5,886
Inventories, net	8,340	7,759
Prepaid expenses and other current assets	995	1,036
Income taxes receivable	38	56

Total current assets	15,182	15,391
Property and equipment, net	4,384	4,892
Intangible assets, net of accumulated amortization of $730 and $714 at March 31, 2010 and December 31, 2009, respectively	265	296
Other long-term assets	79	92

Total assets	$19,910	$20,671

Liabilities and Stockholders’ Equity
Current liabilities
Lines of credit	$2,180	$3,750
Current portion of capital leases	502	395
Current portion of notes payable	722	723
Accounts payable	4,276	5,431
Accrued expenses and other liabilities	3,357	3,350

Total current liabilities	11,037	13,649
Capitalized leases, less current portion	681	812
Notes payable, less current portion	3,231	308
Deferred income taxes	392	404

Total liabilities	15,341	15,173
Stockholders’ equity
Preferred stock: par value $0.0001; 5,000,000 authorized; none issued	—	—
Common stock: par value $0.0001; 100,000,000 shares authorized; 11,927,954 and 11,903,943 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	1	1
Additional paid-in-capital	40,648	40,515
Accumulated other comprehensive income	749	874
Accumulated deficit	(36,829)	(35,892)

Total stockholders’ equity	4,569	5,498

Total liabilities and stockholders’ equity	$19,910	$20,671

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Net sales	$8,268	$7,421
Cost of sales	4,547	3,790

Gross profit	3,721	3,631
Operating expenses:
Sales and marketing	1,990	1,764
General and administrative	1,962	2,147
Shipping and warehousing	278	271
Research and development	380	225

Total operating expenses	4,610	4,407

Loss from operations	(889)	(776)
Other income (expense):
Interest expense	(85)	(92)
Foreign currency transaction gain	66	61
Other expense	—	(17)

Total other expense	(19)	(48)

Loss before provision for income taxes	(908)	(824)
Income tax provision (benefit)	29	(20)

Net loss	$(937)	$(804)

Net loss per share of Common Stock
Basic	$(0.08)	$(0.08)

Diluted	$(0.08)	$(0.08)

Shares used in computing net loss per share of Common Stock
Basic	11,927	10,144

Diluted	11,927	10,144

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Operating Activities
Net loss	$(937)	$(804)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and amortization	363	477
Deferred income taxes	12	(19)
Share-based compensation	134	130
Recovery of bad debts	(1)	(310)
Loss on sale of property and equipment	—	21
Impairment of property and equipment	69	—
Change in operating assets and liabilities:
Accounts receivable	774	1,848
Inventories, net	(754)	1,057
Prepaid expenses and other current assets	(149)	348
Other assets	4	(6)
Accounts payable	(826)	(1,862)
Accrued expenses and other liabilities	172	(43)
Income tax payable/receivable	16	(4)

Net cash (used in)/provided by operating activities	(1,123)	833
Investing Activities
Purchases of property and equipment	(155)	(104)
Proceeds from sale of property and equipment	11	16
Purchase of intangibles	—	(2)

Net cash used in investing activities	(144)	(90)
Financing Activities
Line of credit repayments, net	(1,519)	(2,118)
Principal payments on notes payable	(17)	(110)
Proceeds from issuance of notes payable to stockholder	3,000	—
Principal payments on capital leases	(84)	(80)
Proceeds from sale of common stock, net of issuance costs of $396	—	2,007

Net cash provided by/(used in) financing activities	1,380	(301)
Effect of exchange rate changes on cash	103	(156)

Net increase in cash and cash equivalents	216	286
Cash at beginning of year	654	471

Cash at end of year	$870	$757

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$82	$105
Income taxes	$2	$3
Summary of noncash financing and investing activities:
Acquisition of property and equipment through capital leases	$210	$—

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results of operations for the year ending December 31, 2010. The consolidated financial statements contained in this Form 10-Q should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Capital Resources

If the Company is able to achieve anticipated net sales, manage its inventory and manage operating expenses, the Company believes that its cash on hand and available loan facilities will be sufficient to enable the Company to meet their operating requirements for at least the next 12 months. Otherwise, changes in operating plans, lower than anticipated net sales, increased expenses or other events, including those described in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K may require the Company to seek additional debt or equity financing in the future. Due to economic conditions, on March 13, 2009, the Company temporarily reduced its employee-related expenses by approximately 10% in the U.S., which reductions are currently continuing into the second quarter of 2010, and approximately 20%-30% in salary costs at its Italian-based subsidiary, LEM S.r.l. (“LEM”), which reductions lasted approximately ten weeks. The reductions were and are being achieved through a combination of temporarily-reduced salaries and work schedules as well as mandatory vacation leave. The reductions at LEM were partly offset by reimbursements through the Italian government to minimize the effects on the employees. In addition, the Company is in the process of streamlining its Italian manufacturing and sales operations, which the Company expects could provide additional savings.

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

Effective March 23, 2010, the Company entered into a $3.0 million Promissory Note with Costa Brava Partnership III, L.P. (“Costa Brava”) which matures on July 29, 2011. The Promissory Note is subordinated to the Company’s Loan Agreement, as amended, with BFI, pursuant to the terms of a Debt Subordination Agreement, dated March 23, 2010, by and between Costa Brava and BFI. Approximately $2.6 million of the proceeds from the Note were used to prepay the current balance on O21NA’s revolving line of credit balance with BFI in its entirety as of March 23, 2010. However, O21NA may continue to re-borrow from BFI under the Loan Agreement after such prepayment is made. The balance of the net proceeds from the Company’s issuance of the Promissory Note to Costa Brava is being used for working capital purposes. The terms of the Promissory Note include customary representations and warranties, as well as reporting and financial covenants, customary for financings of this type. (See also Notes 6 “Financing Arrangements” and 10 “Related Party Transactions” to the Consolidated Financial Statements).

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

NASDAQ Deficiency

On September 16, 2009, the Company received a notice from NASDAQ indicating that, for the preceding 30 consecutive business days, the bid price of its common stock had closed below the $1.00 minimum bid price required for continued listing on the NASDAQ Capital Market under Marketplace Rule 5550(a)(2). Pursuant to Marketplace Rule 5810(c)(3)(A), the Company had 180 calendar days from the date of the notice, or until March 15, 2010, to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of the Company’s common stock had to be at or above $1.00 per share for a minimum of 10 consecutive business days, which was not achieved. On March 16, 2010, the Company received a letter from NASDAQ indicating that it had not regained compliance with the Rule and is not eligible for an additional 180 day compliance period given that the Company does not meet the NASDAQ Capital Market initial listing standard set forth in Listing Rule 5505. Accordingly, the Company’s Common Stock was suspended from trading on the NASDAQ Capital Market on March 25, 2010 and is now traded in the over-the-counter market.

2.	Earnings (Loss) Per Share

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

	Three Months Ended March 31,
	2010	2009
	(Thousands)
Weighted average common shares outstanding - basic	11,927	10,144
Assumed conversion of dilutive stock options, restricted stock and warrants	—	—

Weighted average common shares outstanding - dilutive	11,927	10,144

The following potentially dilutive instruments were not included in the diluted per share calculation for the periods presented as their inclusion would have been antidilutive:

	Three Months Ended March 31,
	2010	2009
	(Thousands)
Stock options	1,424	1,112
Restricted stock	1	3
Warrants	147	147

Total	1,572	1,262

3.	Comprehensive Income (Loss)

Comprehensive income (loss) represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive income (loss). Total comprehensive loss for the three months ended March 31, 2010 and 2009 was approximately ($1.1 million) and ($0.9 million), respectively.

The components of accumulated other comprehensive income, net of tax, are as follows:

	March 31, 2010	December 31, 2009
	(Thousands)
Equity adjustment from foreign currency translation	$614	$382
Unrealized gain on foreign currency exposure of net investment in foreign operations	135	492

Accumulated other comprehensive income	$749	$874

4.	Accounts Receivable

Accounts receivable consisted of the following:

	March 31, 2010	December 31, 2009
	(Thousands)
Trade receivables	$6,745	$7,844
Less allowance for doubtful accounts	(411)	(485)
Less allowance for returns	(1,395)	(1,473)

Accounts receivable, net	$4,939	$5,886

5.	Inventories

Inventories consisted of the following:

	March 31, 2010	December 31, 2009
	(Thousands)
Raw materials	$1,199	$848
Work in process	626	619
Finished goods	6,515	6,292

Inventories, net	$8,340	$7,759

The Company’s balances are net of an allowance for obsolescence of approximately $1,183,000 and $1,187,000 at March 31, 2010 and December 31, 2009, respectively.

6.	Financing Arrangements

Credit Facilities

On February 26, 2007, Orange 21 North America Inc. (“O21NA”), the Company’s wholly owned subsidiary, entered into a Loan and Security Agreement (“Loan Agreement”) with BFI with a maximum borrowing capacity of $5.0 million, which was subsequently modified on December 7, 2007 and February 12, 2008 to extend the maximum borrowing capacity to $8.0 million and affect certain other changes. Effective April 30, 2010, the maximum borrowing capacity was reduced to $7.0 million for a reduction in inventory maximum advance levels. Actual borrowing availability under the Loan Agreement is based on eligible trade receivable and inventory levels of O21NA. Loans extended pursuant to the Loan Agreement will bear interest at a rate per annum equal to the prime rate as reported in the Western Edition of the Wall Street Journal from time to time plus 2.5% with a minimum monthly interest charge of $2,000. The Company granted BFI a security interest in substantially all of O21NA’s assets as security for its obligations under the Loan Agreement. Additionally, the obligations under the Loan Agreement are guaranteed by Orange 21 Inc. The Loan Agreement renews annually in February for one additional year unless otherwise terminated by either the Company or by BFI. The Loan Agreement renewed in February 2010 until February 2011.

The Loan Agreement imposes certain covenants on O21NA, including, but not limited to, covenants requiring the Company to provide certain periodic reports to BFI, inform BFI of certain changes in the business, refrain from incurring additional debt in excess of $100,000 and refrain from paying dividends. O21NA also established a bank account in BFI’s name into which collections on accounts receivable and other collateral are deposited (the “Collateral Account”). Pursuant to the deposit control account agreement between O21NA and BFI with respect to the Collateral Account, BFI is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to O21NA any amounts remaining after payment of all amounts due under the Loan Agreement. To secure its obligations under the guaranty, Orange 21 Inc. granted BFI a blanket security interest in substantially all of its assets. The Company was in compliance with the covenants under the Loan Agreement at March 31, 2010. At March 31, 2010 and December 31, 2009, there were outstanding borrowings of $1.4 million and $3.0 million, respectively, under the Loan Agreement. The interest rate at March 31, 2010 was 5.8%, and availability under this line was $1.9 million.

The Company has a 0.6 million Euros line of credit in Italy with San Paolo IMI for LEM, the Company’s wholly owned subsidiary and manufacturer. Borrowing availability is based on eligible accounts receivable and export orders received at LEM. At March 31, 2010, there was approximately 2,000 Euros available under this line of credit. At March 31, 2010 and December 31, 2009, outstanding amounts under this line of credit amounted to $0.8 million for each period. The interest rate at March 31, 2010 was 3.35%.

LEM entered into an unsecured note with San Paolo IMI during June 2009 for 0.4 million Euros, approximately $0.5 million as of March 31, 2010. The note is guaranteed by Eurofidi, a government sponsored third party that guarantees debt, and bears interest at EURIBOR 3 months interest rate plus a 1.27% spread, payable in quarterly installments due from June 2009 through September 2014. LEM was not in compliance with certain debt covenants required by San Paolo IMI related to this note and therefore the entire balance of the note is classified as current. If San Paola IMI were to call this unsecured note as a result of noncompliance with the debt covenants, LEM’s operations and cash flow would be adversely impacted.

Effective March 23, 2010, O21NA entered into a $3.0 million Promissory Note with Costa Brava. The Promissory Note is subordinated to O21NA’s Loan Agreement with BFI. Approximately $2.6 million of the proceeds from the Note were used to prepay the current balance on O21NA’s revolving line of credit balance with BFI in its entirety as of March 23, 2010. However, O21NA may continue to re-borrow from BFI under the Loan Agreement after such prepayment is made. The balance of the net proceeds from the Company’s issuance of the Promissory Note to Costa Brava is being used for working capital purposes.

Interest under the Promissory Note accrues daily at the following rates: (i) from the date of receipt of funds under the Promissory Note through April 30, 2010, at (A) 6% per annum on the last day of each calendar month and (B) 6% per annum payable on April 30, 2010, and (ii) from May 1, 2010 through the maturity date, at (A) 9% per annum on the last day of each calendar month and (B) 3% per annum payable on the maturity date. In addition, the Promissory Note requires that O21NA pays a facility fee of 1% of the original principal amount on December 31, 2010 and the maturity date. The Promissory Note matures on July 29, 2011. The terms of the Promissory Note include customary representations and warranties, as well as reporting and financial covenants, customary for financings of this type. (See also Note 10 “Related Party Transactions” to the Consolidated Financial Statements).

7.	Notes Payable

Notes payable at March 31, 2010 consist of the following:

(Thousands)

Unsecured promissory note with shareholder, Costa Brava Partnership III, L.P., fixed interest rate at 12% per annum payable as follows: (i) March 23, 2010 through April 30, 2010, (A) 6% per annum on the last day of each calendar month and (B) 6% per annum payable on April 30, 2010, and (ii) from May 1, 2010 through the maturity date, at (A) 9% per annum on the last day of each calendar month and (B) 3% per annum payable on the maturity date. In addition, the Promissory Note requires that O21NA pays a facility fee of 1% of the original principal amount on December 31, 2010 and the maturity date. The Promissory Note matures on July 29, 2011.

$3,000
Unsecured San Paolo IMI long-term debt guaranteed by Eurofidi, EURIBOR 3 months interest rate plus 1.27% spread, payable in quarterly installments due from June 2009 through September 2014. (1)	539
Unsecured San Paolo IMI long-term debt, EURIBOR 6 months interest rate plus 1.0% spread, payable in half year installments due from March 2007 to February 2012	287
Unsecured long-term debt guaranteed by Eurofidi, EURIBOR 1-month interest rate plus 1.5% spread, payable in half year installments due from December 2005 to December 2010	51
Unsecured Centro Leasing Banco long-term debt, fixed interest rate at 10.43%, payable July 2012	28
Unsecured Centro Leasing Banco long-term debt, fixed interest rate at 10.04%, payable October 2012	24
Unsecured long-term debt guaranteed by Eurofidi and Finlombarda, fixed interest rate at 0.5%, payable in half year installments due from December 2005 to December 2010	20
Secured note payable for software purchases, 7.45% interest rate with monthly payments of $4,200 due through April 2010. Secured by software.	4

3,953
Less current portion	(722)

Notes payable, less current portion	$3,231

(1)	LEM was not in compliance with certain debt covenants required by San Paolo IMI related to this note and therefore the entire balance of the note is classified as current.

8.	Fair Value of Financial Instruments

In April 2009, the Company adopted the FASB’s authoritative guidance on interim disclosures about fair value of financial instruments, which requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. The Company’s financial instruments include cash, accounts receivable and payable, short-term borrowings and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature. The carrying fair value of the Company’s long-term debt, including the current portion approximates fair value as of March 31, 2010. The estimated fair value has been determined based on rates for the same or similar instruments.

9.	Share-Based Compensation

Stock Option Activity

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(Thousands)
Options outstanding at December 31, 2009	1,484,125	$2.27
Forfeited	(60,000)	$1.40

Options outstanding at March 31, 2010	1,424,125	$2.30	7.63	$—

Options exercisable at March 31, 2010	568,426	$3.98	5.69	$—

Intrinsic value is defined as the difference between the relevant current market value of the common stock and the grant price for options with exercise prices less than the market values on such dates. During the three months ended March 31, 2010 and 2009, the Company received $0 in cash proceeds from the exercise of stock options.

On May 26, 2009, the Compensation Committee of the Company’s Board of Directors (the “Committee”) determined, in accordance with the terms of the Company’s 2004 Stock Incentive Plan, as amended, to reprice certain outstanding options held by A. Stone Douglass, the Company’s Chief Executive Officer and Chief Financial Officer, and Jerry Collazo, the Company’s former Chief Financial Officer who resigned in February 2010. Specifically, the exercise price for Mr. Douglass’ option to purchase 250,000 shares of the Company’s common stock granted on September 29, 2008 was reduced from $3.28 to $1.50 and the exercise prices of Mr. Collazo’s options to purchase 20,000 and 150,000 shares of the Company’s common stock granted on October 12, 2006 and August 29, 2007, respectively, were reduced from $4.89 and $5.38, respectively, to $1.50 (the foregoing options held by Messrs. Douglass and Collazo are referred to herein as, the “Options”). The reduced price of $1.50 represents a 103% premium over the closing price of the Company’s common stock on May 22, 2009, the last trading day before the Committee’s decision to reprice the Options. Other than the change to the exercise price, the terms of the Options remain in effect and unchanged.

In determining to reprice the Options, the Committee considered the fact that the Options had exercise prices well above the recent trading prices of the Company’s common stock and, therefore, no longer provided sufficient incentives for Messrs. Douglass and Collazo, and determined that repricing the Options was in the best interest of the Company and its stockholders. The incremental expense incurred as a result of the repricing of the Options was approximately $59,000.

Restricted Stock Award Activity

The Company periodically issues restricted stock awards to certain directors and key employees subject to certain vesting requirements based on future service. Fair value is calculated using the Black-Scholes option-pricing valuation model (single option approach).

	Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2009	1,250	$5.01
Awarded	24,011	0.76
Released	(24,636)	0.87

Non-vested at March 31, 2010	625	$5.01

The Company recognized the following share-based compensation expense during the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(Thousands)
Stock options
General and administrative expense	$94	$124
Cost of sales	7	6
Selling and marketing	7	2
Research and development	1	—
Restricted stock
General and administrative expense	20	1
Selling and marketing	4	(2)
Research and development	1	(1)

Total	134	130
Income tax benefit	(46)	(44)

Stock-based compensation expense, net of taxes	88	86

The following table summarizes the approximate unrecognized compensation cost for the share-based compensation awards and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Expense	Weighted Average Remaining Years
	(Thousands)
Stock options	$679	2.10
Restricted stock awards	23	0.20

Total	$702

10.	Related Party Transactions

Customer Sales

At March 31, 2010, Simo Holdings, Inc. (fka No Fear, Inc., “No Fear”) and its affiliates beneficially owned approximately 8% of the Company’s outstanding common stock. In addition, No Fear and its subsidiaries, No Fear Retail Stores, Inc. (“No Fear Retail”) and MX No Fear Europe SAS (“MX No Fear”), own retail stores in the U.S. and Europe that purchase products from the Company. Aggregated sales to the U.S. retail stores during the three months ended March 31, 2010 and 2009 were approximately $206,000 and $0, respectively. Accounts receivable due from the U.S. retail stores amounted to $188,000 and $187,000 at March 31, 2010 and December 31, 2009, respectively.

Aggregated sales to the MX No Fear stores during the three months ended March 31, 2010 and 2009 were approximately $153,000 and $55,000, respectively. Accounts receivable due from the MX No Fear stores amounted to $286,000 and $344,000 at March 31, 2010 and December 31, 2009, respectively.

No Fear Parties Settlement Agreement

On April 28, 2009, the Company entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”), effective as of April 30, 2009, by and among the Company’s three wholly owned subsidiaries, O21NA, Orange 21 Europe S.r.l. (“O21 Europe”) and LEM (collectively, the “Orange 21 Parties”), and Mark Simo, No Fear, No Fear Retail and MX No Fear, (collectively, the “No Fear Parties”). The Settlement Agreement relates to various disputes among the parties regarding outstanding accounts receivable owed to the Company by No Fear Retail and MX No Fear and certain claims by Mr. Simo regarding his compensation for services he rendered as former Chief Executive Officer of the Company.

Pursuant to the Settlement Agreement, No Fear and its subsidiaries agreed to pay all outstanding accounts receivable due to the Company as follows: (1) an aggregate of approximately 307,000 Euros to O21 Europe on the execution of the Settlement Agreement, approximately 46,000 Euros of which was satisfied by the return of certain goggle products and (2) an aggregate of approximately $429,000 to O21NA, approximately $71,000 of which was paid on the execution of the Settlement Agreement with the remainder paid in monthly installments of approximately $71,000 over five months (the “Installment Payments”) with the final payment delivered on October 1, 2009. In exchange, the Company agreed to provide Mr. Simo, or such other No Fear parties as Mr. Simo may designate, with product credits in the aggregate amount of $600,000 for compensation for services rendered as the former Chief Executive Officer of the Company, less applicable payroll tax withholdings, to purchase products from the Company. The product credits accrue as follows: (1) $350,000 on the execution of the Agreement and (2) $50,000 per month for five months thereafter subject to payment of the applicable Installment Payment in full. The Company recorded an additional $300,000 expense in the first quarter of 2009 for Mr. Simo’s compensation as discussed above. The remaining $300,000 was expensed in prior periods.

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

Pursuant to the Settlement Agreement, the Orange 21 Parties on the one hand and the No Fear Parties on the other hand each released the other with respect to any and all claims arising from or related to past dealings of any kind between the parties. The Settlement Agreement was signed on April 28, 2009, but its effectiveness was conditioned upon receipt of all funds required to be delivered on execution, which did not occur until April 30, 2009. As of March 31, 2010, the Company received payments of approximately $429,000 from No Fear and approximately 261,000 Euros (approximately $344,000 in U.S. Dollars) from No Fear MX Europe with no further amounts due in accordance with the Settlement Agreement.

Promissory Note with Shareholder, Costa Brava Partnership III, L.P.

Effective March 23, 2010, O21NA entered into a $3.0 million Promissory Note with Costa Brava, which matures on July 29, 2011. The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava. Costa Brava and Seth Hamot together own approximately 28% of the Company’s common stock. (See also Note 6 “Financing Arrangements” to the Consolidated Financial Statements).

11.	Commitments and Contingencies

Operating Leases

The Company leases its principal administrative and distribution facilities in Carlsbad, California, under a month to month operating lease with monthly payments of approximately $38,000, and a warehouse facility in Varese, Italy, which is used primarily for international sales and distribution. LEM leases two buildings in Italy that are used for office space, warehousing and manufacturing. The Company also leases certain computer equipment, vehicles and temporary housing in Italy. Rent expense was approximately $162,000 and $169,000 for the three months ended March 31, 2010 and 2009, respectively.

Athlete Contracts

As of May 3, 2010, the Company has entered into endorsement contracts with athletes to actively wear and endorse the Company’s products. These contracts are based on minimum annual payments totaling approximately $251,000 in 2010 and may include additional performance-based incentives and/or product-specific sales incentives. The Company also had pending endorsement contracts with athletes to actively wear and endorse the Company’s products with minimum annual payments totaling approximately $215,000 and may include additional performance-based incentives and/or product specific sales incentives.

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

12.	Operating Segments and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company designs, produces and distributes sunglasses, snow and motocross goggles, and branded apparel and accessories for the action sports, snowsports and lifestyle markets. The Company owns a manufacturer, LEM, located in Italy. LEM manufactures products for non-competing brands in addition to a substantial amount of the Company’s sunglass products. Results for LEM reflect operations of this manufacturer after elimination of intercompany transactions. The Company operates in two business segments: distribution and manufacturing.

Information related to the Company’s operating segments is as follows:

	Three Months Ended March 31,
	2010	2009
	(Thousands)
Net sales:
Distribution	$7,355	$6,530
Manufacturing	913	891
Intersegment	3,186	1,614
Eliminations	(3,186)	(1,614)

Total	$8,268	$7,421

Operating loss:
Distribution	$(1,077)	$(348)
Manufacturing	188	(428)

Total	$(889)	$(776)

Net loss:
Distribution	$(1,049)	$(327)
Manufacturing	112	(477)

Total	$(937)	$(804)

	March 31, 2010	December 31, 2009
	(Thousands)
Tangible long-lived assets:
Distribution	$871	$1,104
Manufacturing	3,513	3,788

Total	$4,384	$4,892

The Company markets its products domestically and internationally, with its principal international market being Europe. Revenue is attributed to the location from which the product was shipped. Identifiable assets are based on location of domicile.

	Three Months Ended March 31,
	U.S. and Canada	Europe and Asia Pacific	Consolidated	Intersegment
	(Thousands) 2010			(Thousands) 2010
Net sales	$6,544	$1,724	$8,268	$3,186

	2009			2009
Net sales	$5,753	$1,668	$7,421	$1,614

	March 31, 2010	December 31, 2009
	(Thousands)
Tangible long-lived assets:
U.S. and Canada	$588	$750
Europe and Asia Pacific	3,796	4,142

Total	$4,384	$4,892

13.	Rights Offering

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

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to the following: matters generally affected by the domestic and global economy, such as changes in consumer discretionary spending, changes in the value of the U.S. dollar, Canadian dollar and the Euro, and changes in commodity prices; the ability to source raw materials and finished products at favorable prices; risks related to our history of losses; risks related to our ability to access capital market transactions; risks related to our ability to manage growth; risks related to the limited visibility of future orders; the ability to identify and work with qualified manufacturing partners and consultants; the ability to expand distribution channels and retail operations in a timely manner; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; the ability to continue to develop, produce and introduce innovative new products in a timely manner; the ability to identify and execute successfully cost control initiatives; uncertainties associated with our ability to maintain a sufficient supply of products and to successfully manufacture our products; the performance of new products and continued acceptance of current products; the execution of strategic initiatives and alliances; uncertainties associated with intellectual property protection for our products; and other factors described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009 under the caption “Risk Factors.” Readers are urged not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, and on Form 10-K for the year ended December 31, 2009, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report and in the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009, previously filed with the Securities and Exchange Commission.

Overview

We are a multi-branded designer, developer, manufacturer and distributor of premium sunglasses and goggles. We began as a grassroots brand in Southern California and entered the action sports and lifestyle markets with innovative and performance-driven products and an authentic connection to the action sports and lifestyle markets under the Spy Optic™ brand. We recently entered into a licensing agreement with O’Neill Trademark BV (“O’Neill”) to develop and sell O’Neill™ branded eyewear in addition to our existing brands, Spy™ and SpyOptic™. We have two wholly owned subsidiaries incorporated in Italy, Orange 21 Europe S.r.l., formerly known as Spy Optic S.r.l., (“O21 Europe”) and LEM S.r.l. (“LEM”) (sunglass and goggle manufacturer), and a wholly owned subsidiary incorporated in California, Orange 21 North America (formerly known as Spy Optic, Inc. (“O21NA”), all of which we consolidate in our financial statements. Spy Optic S.r.l. changed its name to Orange 21 Europe effective October 13, 2009. Spy Optic, Inc. changed its name to Orange 21 North America Inc. effective January 11, 2010.

Action Sports Lifestyle Brands

We design, develop and market premium products for the action sports, motorsports, snowsport and lifestyle markets. Our principal products, sunglasses and goggles, are marketed primarily under the brands, Spy™, SpyOptic™ and O’Neill™. These products target the action sport and power sports markets, including surfing, skateboarding, snowboarding, ski and motocross, and the lifestyle market within fashion, music and entertainment. We have built our brands by developing innovative, proprietary products that utilize high-quality materials and optical lens technology to convey performance, style, quality and value. We sell our products in approximately 3,000 retail locations in the United States and Canada and internationally through approximately 3,000 retail locations serviced by our international distributors and us. We have developed strong relationships with key multi-store action sport and lifestyle retailers as well as sunglass specialty retailers in the United States, such as Zumiez, Inc., Sunglass Hut, Tilly’s Clothing, Shoes & Accessories, No Fear, Solstice, Totes/Sunglass World, Sun Diego, Industrial Skateboards and a strategically selective collection of specialized individually owned and operated surf, skate, snow and motocross stores. We began marketing and selling the O’Neill™ brand following our entry into a license agreement with O’Neill Trademark BV in 2009.

For the Spy™ and O’Neill™ brands, we focus our marketing and sales efforts on the action sports, motorsports, snowsports and lifestyle markets, and specifically, persons ranging in age from 17 to 35. We separate our eyewear products into two groups: sunglasses, which includes fashion, performance sport and women-specific sunglasses, and goggles, which includes snowsport and motocross goggles. In addition, we sell branded sunglass and goggle accessories. In managing our business, we are particularly focused on ensuring that our product designs are keyed to current trends in the fashion industry, incorporate the most advanced technologies to enhance performance and provide value to our target market.

Other Lifestyle Brand

In February of 2010, we further diversified our brand portfolio by partnering with Jimmy Buffett and his Margaritaville™ brand for eyewear. Mr. Buffett has developed the Margaritaville™ brand into a commercially successful brand platform built around the island culture lifestyle and music. The Margaritaville™ brand has had a successful track record with its sales of attire, foods, spirits and party/tailgate essentials. The Margaritaville™ brand attracts a diverse customer base that enjoys bringing Margaritaville™ with them wherever they go.

Results of Operations

Three Months Ended March 31, 2010 and 2009

Net Sales

Consolidated net sales increased 11% to $8.3 million for the three months ended March 31, 2010 from $7.4 million for the three months ended March 31, 2009. We believe that the overall increase is partly due to an improvement in the economy and consumer confidence as well as an increase in our efforts with certain key accounts and focus on close out sales. Sales have increased across all lines including snow and motocross goggles and sunglasses. Sales increases were seen across all customers classes, especially the key accounts. Sunglass sales represented approximately 79% and 81% of net sales during the three months ended March 31, 2010 and 2009, respectively. Goggle sales represented approximately 20% and 18% of net sales during the three months ended March 31, 2010 and 2009, respectively. Apparel and accessories represented approximately 1% of net sales during each of the three months ended March 31, 2010 and 2009. Domestic net sales represented 79% and 78% of total net sales for the three months ended March 31, 2010 and 2009, respectively. Foreign net sales represented 21% and 22% of total net sales for the three months ended March 31, 2010 and 2009, respectively.

Cost of Sales and Gross Profit

Our consolidated gross profit increased 2% to $3.7 million for the three months ended March 31, 2010 from $3.6 million for the three months ended March 31, 2009. Gross profit as a percentage of net sales decreased to 45% for the three months ended March 31, 2010 from 49% for the three months ended March 31, 2009 largely due to: (1) an increase of $0.7 million in discounts related to an increase in close out and key accounts sales in the U.S., (2) $4,000 net decrease in inventory reserves for slow moving and obsolete inventory during the three months ended March 31, 2010 compared to a $138,000 net decrease in inventory reserves during the three months ended March 31, 2009 both as a result of the sale and disposal of previously reserved inventory and (3) $0.1 million for impairment charges on molds and tooling no longer in use during the three months ended March 31, 2010 with no similar charges during the three months ended March 31, 2009.

In addition, the gross profit margin for the three months ended March 31, 2010 was positively impacted by the decrease of $0.1 million in sales return reserve to the decrease average returns percentage. The three months ended March 31, 2009 included a $0.6 million decrease in sales return reserve mainly due to a decrease in average returns percentage and the overall decrease in net sales. Gross profit margin for the three months ended March 31, 2009 was negatively affected by unabsorbed fixed costs at LEM as a result of (1) the decrease in sales during the period due to reduced discretionary spending and (2) decreased plant hours during 2009 due to the reduction in employee-related costs discussed below.

Employee-related decreases were achieved in 2010 over 2009 partly as a result of temporary plant and office shutdowns both in the U.S. and in Italy, reduction in workforce through no replacement of certain terminated employees and as a result of a temporary 10% reduction in compensation for our U.S. employees and 20% to 30% reduction of salary expense in Italy resulting from a ten-week government-subsidized leave program at LEM, whereby certain employees’ work schedules were reduced. As part of this program at LEM, the Italian government subsidized a portion of employees’ salaries to minimize the effect on the employees and us. Both the reduction in the U.S. and the program at LEM began on March 13, 2009 and continued in the U.S. through the date of this report. These efforts in the U.S. and at LEM were and are currently aimed at reducing expenses during the current global economic downturn.

Sales and Marketing Expense

Sales and marketing expense increased 13% to $2.0 million for the three months ended March 31, 2010 from $1.8 million for the three months ended March 31, 2009. The increase is primarily due to increases in sales commissions as a result of the increased sales, salary expense for the addition of a VP of Sales during June 2009, increase in trade show expense in Italy and an increase in royalties related to the O’Neill licensing agreement. Increases were partly offset by decreases in marketing consulting costs for the completion of a contract in the U.S. and display cases due to the timing of purchases and shipments to customers and reductions in employee-related expenses as discussed above.

General and Administrative Expense

General and administrative expense decreased 9% to $2.0 million for the three months ended March 31, 2010 from $2.1 million for the three months ended March 31, 2009. The decrease was largely due to a $0.2 million decrease in employee-related expense for the reduction of staff and temporary reductions as discussed above. The three months ended March 31, 2009 included $0.3 million in additional compensation expense incurred as a result of the Settlement Agreement with Mark Simo, our former Chief Executive Officer (“CEO”), for compensation related to services rendered as our former CEO. See further discussion about the Settlement Agreement with the No Fear Parties in Note 10 “Related Party Transactions” to the Consolidated Financial Statements. The decreases in employee-related expenses were partly offset by $0.1 million in severance costs incurred with the departure of Jerry Collazo, our former Chief Financial Officer in February 2010. We also had decreases in legal fees, consulting expense, depreciation expense and audit fees. Decreases were partly offset by a $0.3 million increase in bad debt expense. The three months ended March 31, 2009 included a reversal of $0.4 million in the bad debt reserve, which was previously reserved for in 2008 for related parties, No Fear and MX No Fear, as a result of the Settlement Agreement with the No Fear Parties as discussed in Note 10 “Related Party Transactions” to the Consolidated Financial Statements.

Shipping and Warehousing Expense

Shipping and warehousing expense increased 3% to $0.3 million for the three months ended March 31, 2010 from $0.3 million for the three months ended March 31, 2009 primarily due to an increase in the average Euro exchange rate used in translating the Italian subsidiaries’ financial statements partly offset by a decrease in employee-related expenses as discussed above.

Research and Development Expense

Research and development expense increased 69% to $0.4 million for the three months ended March 31, 2010 from $0.2 million for the three months ended March 31, 2009 primarily due to an increase in employee-related expenses for additions in headcount as well as increased travel, meals and entertainment costs. Increases are partly a result of the addition of the O’Neill™ and Margaritaville™ eyewear brands.

Other Net Expense

Other net expense decreased 60% to $19,000 for the three months ended March 31, 2010 from $48,000 for the three months ended March 31, 2009. The decrease is primarily due to a loss incurred on the sale of fixed assets during the three months ended March 31, 2009 with no similar losses during the three months ended March 31, 2010.

Income Tax Provision (Benefit)

The income tax expense (benefit) for the three months ended March 31, 2010 and 2009 was $29,000 and ($20,000), respectively, and is mainly comprised of minimum taxes due in Italy. We have recorded a full valuation allowance for deferred tax assets both in the U.S. and in Italy at March 31, 2010. The effective tax rate for the three months ended March 31, 2010 and 2009 was 3% and (2%), respectively. The change in the effective tax rate was primarily due to the income before income tax expense incurred during the three months ended March 31, 2010 at LEM compared to the loss before income tax expense for the three months ended March 31, 2009.

Net Loss

A net loss of $0.9 million was incurred for the three months ended March 31, 2010 compared to a net loss of $0.8 million for the three months ended March 31, 2009.

Liquidity and Capital Resources

We generally finance our working capital needs and capital expenditures with operating cash flows and bank revolving lines of credit supplied by banks in the United States and in Italy. We have also entered into capital leases for certain long-term asset purchases and other long-term debt to supplement our lines of credit. As of March 31, 2010, we had a total of $7.3 million in debt under lines of credit, capital leases and notes payable. We recorded approximately $85,000 in interest expense during the three months ended March 31, 2010. Cash on hand at March 31, 2010 was $870,000.

Cash flow activities

Cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation, amortization, deferred income taxes, provision for bad debts, share-based compensation expense and the effect of changes in working capital and other activities. Cash used in operating activities for the three months ended March 31, 2010 was $1.1 million, which consisted of a net loss of $0.9 million, adjustments for non-cash items of approximately $0.6 million and approximately $0.8 million used in working capital and other activities. Working capital and other activities includes a $0.8 million increase in net inventories in preparation for the sunglasses season and the addition of the O’Neill™ eyewear line and a $0.8 million decrease in accounts payable and accrued liabilities due to timing of invoices received and payments, partly offset by a $0.8 million decrease in accounts receivable due to timing of cash receipts.

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

Cash used in investing activities during the three months ended March 31, 2010 was $0.1 million and was largely attributable to the purchase of fixed assets at LEM, including plant equipment, computer and software equipment, leasehold improvements and molds.

Cash used in investing activities during the three months ended March 31, 2009 was $90,000 and was primarily attributable to the purchase of fixed assets, including computer and software and point-of-purchase displays purchased by O21 Europe.

Cash provided by financing activities for the three months ended March 31, 2010 was $1.4 million and was attributable to $3.0 million in proceeds received from the issuance of a $3.0 million promissory note to shareholder Costa Brava Partnership III, L.P., partly offset by $1.5 million in net payments on our lines of credit and $0.1 million for notes payable and capital lease principal payments.

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

Credit Facilities

On February 26, 2007, O21NA entered into a Loan and Security Agreement (“Loan Agreement”) with BFI Business Finance (“BFI”) with a maximum borrowing capacity of $5.0 million, which was subsequently modified to extend the maximum borrowing capacity to $8.0 million and to effect certain other changes. Effective April 30, 2010, the maximum borrowing capacity was reduced to $7.0 million for a reduction in inventory maximum advance levels. Actual borrowing availability under the Loan Agreement is based on eligible trade receivable and inventory levels of O21NA Loans extended pursuant to the Loan Agreement will bear interest at a rate per annum equal to the prime rate as reported in the Western Edition of the Wall Street Journal from time to time plus 2.5%, with a minimum monthly interest charge of $2,000. We granted BFI a security interest in substantially all of O21NA’s assets as security for its obligations under the Loan Agreement. Additionally, the obligations under the Loan Agreement are guaranteed by Orange 21 Inc. The Loan Agreement renews annually in February for one additional year unless otherwise terminated by either us or by BFI. The Loan Agreement renewed in February 2010 until February 2011.

The Loan Agreement imposes certain covenants on O21NA, including, but not limited to, covenants requiring it to provide certain periodic reports to BFI, inform BFI of certain changes in the business, refrain from incurring additional debt in excess of $100,000 and refrain from paying dividends. O21NA also established a bank account in BFI’s name into which collections on accounts receivable and other collateral are deposited (the “Collateral Account”). Pursuant to the deposit control account agreement between O21NA and BFI with respect to the Collateral Account, BFI is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to O21NA any amounts remaining after payment of all amounts due under the Loan Agreement. To secure its obligations under the guaranty, Orange 21 Inc. granted BFI a blanket security interest in substantially all of its assets. We were in compliance with the covenants under the Loan Agreement at March 31, 2010. At March 31, 2010 there were outstanding borrowings of $1.4 million under the Loan Agreement, bearing an interest rate of 5.8%, and availability under this line of $1.9 million. We had $0.9 million availability under this line at May 6, 2010.

We have a 0.6 million Euros line of credit in Italy with San Paolo IMI for LEM. Borrowing availability is based on eligible accounts receivable and export orders received at LEM. At March 31, 2010, there were outstanding borrowings under this line of credit of $0.8 million, bearing an interest rate of 3.35%, and availability of approximately 2,000 Euros. We had approximately 139,000 Euros of availability under this line at May 6, 2010.

LEM entered into an unsecured note with San Paolo IMI during June 2009 for 0.4 million Euros. The note is guaranteed by Eurofidi, a government sponsored third party, and bears interest at EURIBOR 3 months interest rate plus a 1.27% spread, payable in quarterly installments due from June 2009 through September 2014. LEM was not in compliance with certain debt covenants required by San Paolo IMI related to this note and therefore the entire balance of the note is classified as current in our March 31, 2010 financial statements. If San Paola IMI were to call this unsecured note as a result of noncompliance with the debt covenants, our operations and cash flow at LEM would be adversely impacted.

Effective March 23, 2010, we entered into a $3.0 million Promissory Note with Costa Brava Partnership III, L.P. The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava. Costa Brava and Seth Hamot together own approximately 28% of the Company’s common stock. The Promissory Note is subordinated to our Loan Agreement with BFI. Approximately $2.6 million of the proceeds from the Note were used to prepay the current balance on our revolving line of credit balance with BFI in its entirety as of March 23, 2010. However, we may continue to re-borrow from BFI under the Loan Agreement after such prepayment was made. The balance of the net proceeds from our issuance of the Promissory Note to Costa Brava is being used for working capital purposes.

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

Future Capital Requirements

If we are able to achieve anticipated net sales, manage our inventory and manage operating expenses, we believe that our cash on hand and available loan facilities will be sufficient to enable us to meet our operating requirements for at least the next 12 months. Otherwise, changes in operating plans, lower than anticipated net sales, increased expenses or other events, including those described in Item 1A, “Risk Factors,” described in detail in our Annual Report on Form 10-K for the year ended December 31, 2009, may require us to seek additional debt or equity financing in the future.

Due to economic conditions, on March 13, 2009, we temporarily reduced our employee-related expenses by approximately 10% in the U.S., which reductions are currently continuing into the second quarter of 2010, and approximately 20%-30% in salary costs at our Italian-based subsidiary, LEM, which reductions lasted approximately ten weeks. The reductions were and are being achieved through a combination of temporarily-reduced salaries and work schedules as well as mandatory vacation leave.

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

Off-balance sheet arrangements

We did not enter into any off-balance sheet arrangements during the three months ended March 31, 2010 and 2009, nor did we have any off-balance sheet arrangements outstanding at March 31, 2010 and December 31, 2009.

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

Generally, we extend credit to our customers after performing credit evaluations and do not require collateral. Our payment terms generally range from net-30 to net-90, depending on the country or whether we sell directly to retailers or to a distributor. Our distributors are typically set up as prepay accounts; however, credit may be extended to certain distributors, usually upon receipt of a letter of credit. Generally, our sales agreements with our customers, including distributors, do not provide for any rights of return or price protection. However, we do approve returns on a case-by-case basis in our sole discretion. We record an allowance for estimated returns when revenue is recorded based on historical data and make adjustments when we consider it necessary. The allowance for returns is calculated using a three step process that includes: (1) calculating an average of actual returns as a percentage of sales over a rolling twelve month period; (2) estimating the average time period between a sale and the return of the product (12 and 8.8 months at March 31, 2010 for O21NA and O21 Europe, respectively) and (3) estimating the value of the product returned. The reserve is calculated as the average return percentage times gross sales for the average return period less the estimated value of the product returned and adjustments are made as we consider necessary. The average return percentage has ranged from 6.1% to 9.5% and 4.7% to 7.7% during the past two years at O21NA and O21 Europe, respectively, with 6.1% and 7.6% used at March 31, 2010 for O21NA and O21 Europe, respectively. If O21NA were to use 9.5% (the highest average return rate in the past two years) it would have resulted in approximately $626,000 increase to the liability, which would have resulted in a reduction in net sales for the three months ended March 31, 2010. If O21 Europe were to use 7.7% (the highest average return rate in the past two years) it would have resulted in approximately $4,000 increase to the liability, which would have resulted in a reduction in net sales for the three months ended March 31, 2010. Historically, actual returns have been within our expectations. If future returns are higher than our estimates, our earnings would be adversely affected.

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

Disclosure Control and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2010, the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time frames specified by the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we may be party to lawsuits in the ordinary course of business. We are not currently a party to any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of our Annual Report.

Item 6.	Exhibits

See accompanying Exhibit Index included after the signature page to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orange 21 Inc.

Date: May 12, 2010	By	/s/ A. Stone Douglass
A. Stone Douglass
Chief Executive Officer and Acting Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document
3.2	Restated Certificate of Incorporation (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

3.4	Amended and Restated Bylaws (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

4.1	Form of Common Stock Certificate (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

31.1	Section 302 Certification of the Company’s Chief Executive Officer

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)