Form 10-Q
period 2010-06-30
Orange 21 Inc.
filed 2010-08-16
CIK 932372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 12, 2010, there were 11,956,067 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

ORANGE 21 INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands, except number of shares and per share amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets
Cash	$291	$654
Accounts receivable, net	6,474	5,886
Inventories, net	9,026	7,759
Prepaid expenses and other current assets	827	1,036
Income taxes receivable	20	56

Total current assets	16,638	15,391
Property and equipment, net	3,907	4,892
Intangible assets, net of accumulated amortization of $740 and $714 at June 30, 2010 and December 31, 2009, respectively	232	296
Other long-term assets	72	92

Total assets	$20,849	$20,671

Liabilities and Stockholders’ Equity
Current liabilities
Lines of credit	$3,715	$3,750
Current portion of capital leases	423	395
Current portion of notes payable	668	723
Accounts payable	3,300	5,431
Accrued expenses and other liabilities	3,651	3,350
Income taxes payable	19	—

Total current liabilities	11,776	13,649
Capitalized leases, less current portion	586	812
Notes payable, less current portion	3,157	308
Deferred income taxes	354	404

Total liabilities	15,873	15,173
Stockholders’ equity
Preferred stock: par value $0.0001; 5,000,000 authorized; none issued	—	—
Common stock: par value $0.0001; 100,000,000 shares authorized; 11,956,067 and 11,903,943 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	1	1
Additional paid-in-capital	40,815	40,515
Accumulated other comprehensive income	581	874
Accumulated deficit	(36,421)	(35,892)

Total stockholders’ equity	4,976	5,498

Total liabilities and stockholders’ equity	$20,849	$20,671

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Net sales	$9,528	$9,116	$17,796	$16,537
Cost of sales	4,018	4,930	8,565	8,720

Gross profit	5,510	4,186	9,231	7,817
Operating expenses:
Sales and marketing	2,279	1,918	4,269	3,682
General and administrative	1,893	2,036	3,855	4,183
Shipping and warehousing	289	239	567	510
Research and development	431	286	811	511

Total operating expenses	4,892	4,479	9,502	8,886

Income (loss) from operations	618	(293)	(271)	(1,069)
Other income (expense):
Interest expense	(152)	(73)	(237)	(165)
Foreign currency transaction gain (loss)	(75)	122	(9)	183
Other income	64	19	64	2

Total other income (expense)	(163)	68	(182)	20

Income (loss) before provision for income taxes	455	(225)	(453)	(1,049)
Income tax provision	47	29	76	9

Net income (loss)	$408	$(254)	$(529)	$(1,058)

Net income (loss) per share of Common Stock
Basic	$0.03	$(0.02)	$(0.04)	$(0.10)

Diluted	$0.03	$(0.02)	$(0.04)	$(0.10)

Shares used in computing net income (loss) per share of Common Stock
Basic	11,956	11,864	11,941	11,004

Diluted	11,987	11,864	11,941	11,004

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
Operating Activities
Net loss	$(529)	$(1,058)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	706	906
Deferred income taxes	10	13
Share-based compensation	301	325
Provision for (recovery of) bad debts	143	(114)
Loss on sale of property and equipment	26	2
Impairment of property and equipment	72	34
Change in operating assets and liabilities:
Accounts receivable	(1,023)	1,196
Inventories, net	(1,735)	2,529
Prepaid expenses and other current assets	(36)	300
Other assets	(33)	(3)
Accounts payable	(1,538)	(3,803)
Accrued expenses and other liabilities	700	(248)
Income tax payable/receivable	52	(7)

Net cash (used in) provided by operating activities	(2,884)	72
Investing Activities
Purchases of property and equipment	(332)	(251)
Proceeds from sale of property and equipment	18	16
Purchase of intangibles	—	(2)

Net cash used in investing activities	(314)	(237)
Financing Activities
Line of credit borrowings (repayments), net	84	(1,353)
Principal payments on notes payable	(58)	(248)
Proceeds from issuance of notes payable to stockholder	3,000	566
Principal payments on capital leases	(185)	(310)
Proceeds from sale of common stock, net of issuance costs of $396	—	2,476

Net cash provided by financing activities	2,841	1,131
Effect of exchange rate changes on cash	(6)	(272)

Net (decrease) increase in cash	(363)	694
Cash at beginning of period	654	471

Cash at end of period	$291	$1,165

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$222	$178
Income taxes	$2	$3
Summary of noncash financing and investing activities:
Acquisition of property and equipment through capital leases	$210	$66

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results of operations for the year ending December 31, 2010. The consolidated financial statements contained in this Form 10-Q should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Capital Resources

Effective March 23, 2010, the Company entered into a $3.0 million Promissory Note with Costa Brava Partnership III, L.P. (“Costa Brava”). The Promissory Note is subordinated to the Company’s Loan Agreement, as amended, with BFI Business Finance (“BFI”), pursuant to the terms of a Debt Subordination Agreement, dated March 23, 2010, by and between Costa Brava and BFI. Approximately $2.6 million of the proceeds from the Note were used to prepay the current balance on the revolving line of Orange 21 North America Inc.’s (“O21NA”), the Company’s wholly owned subsidiary, credit balance with BFI in its entirety as of March 23, 2010. However, O21NA was permitted to re-borrow from BFI under the Loan Agreement after such prepayment was made. The balance of the net proceeds from the Company’s issuance of the Promissory Note to Costa Brava was used for working capital purposes. The terms of the Promissory Note include customary representations and warranties, as well as reporting and financial covenants, customary for financings of this type. (See also Notes 7 “Financing Arrangements” and 11 “Related Party Transactions” to the Consolidated Financial Statements). The Promissory Note requires monthly and period interest payments and matures on July 29, 2011.

The Company is currently in discussions with Costa Brava regarding the terms of the promissory note. If the Company is able to renegotiate the terms of the promissory note, achieve anticipated net sales, manage its inventory and manage operating expenses, the Company believes that its cash on hand and available loan facilities will be sufficient to enable the Company to meet their operating requirements for at least the next 12 months. Otherwise, changes in operating plans, lower than anticipated net sales, increased expenses or other events, including those described in Item 1A, “Risk Factors,” of this Quarterly Report and in our Annual Report on Form 10-K may require the Company to seek additional debt or equity financing in the future. Due to economic conditions, during the period from March 13, 2009 through June 14, 2010, the Company temporarily reduced its employee-related expenses by approximately 10% in the U.S. and reduced its salary costs by approximately 20%-30% at its Italian-based subsidiary, LEM S.r.l. (“LEM”) beginning mid-March 2009 for approximately ten weeks. The reductions were being achieved through a combination of temporarily-reduced salaries and work schedules as well as mandatory vacation leave. The reductions at LEM were partly offset by reimbursements through the Italian government to minimize the effects on the employees.

The Company’s future capital requirements will depend on many factors, including its ability to maintain or grow net sales, its ability to manage expenses and expected capital expenditures among other issues. The Company may be required to seek additional equity or debt financing in the future, which may result in additional dilution of its stockholders. Additional debt financing would result in increased interest expense and could result in covenants that would restrict its operations. The Company relies on its credit line with BFI, San Paolo IMI and other credit arrangements to fund working capital needs. The recent unprecedented disruptions in the credit and financial markets and resulting decline in general economic and business conditions may adversely impact the Company’s access to capital through its credit line and other sources. Under the terms of the Company’s Loan Agreement with BFI (see Note 7 “Financing Arrangements” to the Consolidated Financial Statements), BFI may reduce the Company’s borrowing availability in certain circumstances, including, without limitation, if in its reasonable business judgment, the Company’s creditworthiness, sales or the liquidation value of the Company’s inventory have declined materially. Further, the Loan Agreement provides that BFI may declare the Company in default if the Company experiences a material adverse change in its business or financial condition or if BFI determines that the Company’s ability to perform under the Loan Agreement is materially impaired. The current economic environment could also cause lenders and other counterparties who provide the Company credit to breach their obligations to the Company, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under the Company’s credit arrangements. Any of the foregoing could adversely impact the Company’s business, financial condition or results of operations.

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

2.	Recently Issued Accounting Principles

In January 2010, the FASB ratified ASU 2010-06 “Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The Company adopted the updated guidance, which was effective for the Company’s annual reporting period at December 31, 2009, with the exception of new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its consolidated results of operations and financial condition.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Thousands)		(Thousands)
Weighted average common shares outstanding - basic	11,956	11,864	11,941	11,004
Assumed conversion of dilutive stock options, restricted stock and warrants	31	—	—	—

Weighted average common shares outstanding - dilutive	11,987	11,864	11,941	11,004

The following potentially dilutive instruments were not included in the diluted per share calculation for the periods presented as their inclusion would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Thousands)		(Thousands)
Stock options	1,393	1,407	1,852	1,407
Restricted stock	—	3	—	3
Warrants	147	147	147	147

Total	1,540	1,557	1,999	1,557

4.	Comprehensive Income (Loss)

Comprehensive income (loss) represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive income (loss). Total comprehensive income for the three months ended June 30, 2010 and 2009 was approximately $0.2 million and $0.4 million, respectively. Total comprehensive loss for the six months ended June 30, 2010 and 2009 was approximately ($0.8 million) and ($1.1 million), respectively.

The components of accumulated other comprehensive income, net of tax, are as follows:

	June 30, 2010	December 31, 2009
	(Thousands)
Equity adjustment from foreign currency translation	$961	$382
Unrealized (loss)/gain on foreign currency exposure of net investment in foreign operations	(380)	492

Accumulated other comprehensive income	$581	$874

5.	Accounts Receivable

Accounts receivable consisted of the following:

	June 30, 2010	December 31, 2009
	(Thousands)
Trade receivables	$8,165	$7,844
Less allowance for doubtful accounts	(476)	(485)
Less allowance for returns	(1,215)	(1,473)

Accounts receivable, net	$6,474	$5,886

6.	Inventories

Inventories consisted of the following:

	June 30, 2010	December 31, 2009
	(Thousands)
Raw materials	$1,151	$848
Work in process	454	619
Finished goods	7,421	6,292

Inventories, net	$9,026	$7,759

The Company’s balances are net of an allowance for obsolescence of approximately $966,000 and $1,187,000 at June 30, 2010 and December 31, 2009, respectively.

7.	Financing Arrangements

Credit Facilities

On February 26, 2007, O21NA entered into a Loan and Security Agreement (“Loan Agreement”) with BFI with a maximum borrowing capacity of $5.0 million, which was subsequently modified on December 7, 2007 and February 12, 2008 to extend the maximum borrowing capacity to $8.0 million and affect certain other changes. Effective April 30, 2010, the maximum borrowing capacity was reduced to $7.0 million for a reduction in inventory maximum advance levels. Actual borrowing availability under the Loan Agreement is based on eligible trade receivable and inventory levels of O21NA. Loans extended pursuant to the Loan Agreement will bear interest at a rate per annum equal to the prime rate as reported in the Western Edition of the Wall Street Journal from time to time plus 2.5% with a minimum monthly interest charge of $2,000. The Company granted BFI a security interest in substantially all of O21NA’s assets as security for its obligations under the Loan Agreement. Additionally, the obligations under the Loan Agreement are guaranteed by Orange 21 Inc. The Loan Agreement renews annually in February for one additional year unless otherwise terminated by either the Company or by BFI. The Loan Agreement renewed in February 2010 until February 2011.

The Loan Agreement imposes certain covenants on O21NA, including, but not limited to, covenants requiring the Company to provide certain periodic reports to BFI, inform BFI of certain changes in the business, refrain from incurring additional debt in excess of $100,000 and refrain from paying dividends. O21NA also established a bank account in BFI’s name into which collections on accounts receivable and other collateral are deposited (the “Collateral Account”). Pursuant to the deposit control account agreement between O21NA and BFI with respect to the Collateral Account, BFI is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to O21NA any amounts remaining after payment of all amounts due under the Loan Agreement. To secure its obligations under the guaranty, Orange 21 Inc. granted BFI a blanket security interest in substantially all of its assets. The Company was in compliance with the covenants under the Loan Agreement at June 30, 2010. At June 30, 2010 and December 31, 2009, there were outstanding borrowings of $3.1 million and $3.0 million, respectively, under the Loan Agreement. The interest rate at June 30, 2010 was 5.8%, and availability under this line was $1.1 million.

The Company has a 0.6 million Euros line of credit in Italy with San Paolo IMI for LEM, the Company’s wholly owned subsidiary and manufacturer. Borrowing availability is based on eligible accounts receivable and export orders received at LEM. At June 30, 2010, there was approximately 69,000 Euros available under this line of credit. At June 30, 2010 and December 31, 2009, outstanding amounts under this line of credit amounted to $0.7 million and $0.8 million, respectively. The interest rate at June 30, 2010 was 3.35%.

LEM entered into an unsecured note with San Paolo IMI during June 2009 for 0.4 million Euros, approximately equivalent to $0.5 million as of June 30, 2010. The note is guaranteed by Eurofidi, a government sponsored third party that guarantees debt, and bears interest at EURIBOR 3 months interest rate plus a 1.27% spread, payable in quarterly installments due from June 2009 through September 2014. LEM was not in compliance with certain debt covenants required by San Paolo IMI related to this note and therefore the entire balance of the note is classified as current. If San Paola IMI were to call this unsecured note as a result of noncompliance with the debt covenants, LEM’s operations and cash flow would be adversely impacted.

Effective March 23, 2010, O21NA entered into a $3.0 million Promissory Note with Costa Brava. The Promissory Note is subordinated to O21NA’s Loan Agreement with BFI. Approximately $2.6 million of the proceeds from the Note were used to prepay the current balance on O21NA’s revolving line of credit balance with BFI in its entirety as of March 23, 2010. However, O21NA was permitted to re-borrow from BFI under the Loan Agreement after such prepayment was made. The balance of the net proceeds from the Company’s issuance of the Promissory Note to Costa Brava was used for working capital purposes.

Interest under the Promissory Note accrues daily at the following rates: (i) from the date of receipt of funds under the Promissory Note through April 30, 2010, at (A) 6% per annum on the last day of each calendar month and (B) 6% per annum payable on April 30, 2010, and (ii) from May 1, 2010 through the maturity date, at (A) 9% per annum on the last day of each calendar month and (B) 3% per annum payable on the maturity date. In addition, the Promissory Note requires that O21NA pays a facility fee of 1% of the original principal amount on December 31, 2010 and the maturity date. The Promissory Note matures on July 29, 2011. The terms of the Promissory Note include customary representations and warranties, as well as reporting and financial covenants, customary for financings of this type. (See also Note 11 “Related Party Transactions” to the Consolidated Financial Statements).

8.	Notes Payable

Notes payable at June 30, 2010 consist of the following:

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

$3,000
Unsecured San Paolo IMI long-term debt guaranteed by Eurofidi, EURIBOR 3 months interest rate plus 1.27% spread, payable in quarterly installments due from June 2009 through September 2014. (1)	489
Unsecured San Paolo IMI long-term debt, EURIBOR 6 months interest rate plus 1.0% spread, payable in half year installments due from March 2007 to February 2012	260
Unsecured long-term debt guaranteed by Eurofidi, EURIBOR 1-month interest rate plus 1.5% spread, payable in half year installments due from December 2005 to December 2010	24
Unsecured Centro Leasing Banco long-term debt, fixed interest rate at 10.43%, payable July 2012	23
Unsecured Centro Leasing Banco long-term debt, fixed interest rate at 10.04%, payable October 2012	20
Unsecured long-term debt guaranteed by Eurofidi and Finlombarda, fixed interest rate at 0.5%, payable in half year installments due from December 2005 to December 2010	9

3,825
Less current portion	(668)

Notes payable, less current portion	$3,157

(1)	LEM was not in compliance with certain debt covenants required by San Paolo IMI related to this note and therefore the entire balance of the note is classified as current.

9.	Fair Value of Financial Instruments

In April 2009, the Company adopted the Financial Accounting Standards Board’s (“FASB”) authoritative guidance on interim disclosures about fair value of financial instruments, which requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. The Company’s financial instruments include cash, accounts receivable and payable, short-term borrowings and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature. The carrying value of the Company’s long-term debt, including the current portion approximates fair value as of June 30, 2010.

10.	Share-Based Compensation

Stock Option Activity

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(Thousands)
Options outstanding at December 31, 2009	1,484,125	$2.27
Granted	640,000	$0.89
Forfeited	(62,500)	$1.37
Expired	(120,000)	$1.50

Options outstanding at June 30, 2010	1,941,625	$1.89	8.39	$17

Options exercisable at June 30, 2010	615,650	$3.65	7.09	$1

Intrinsic value is defined as the difference between the relevant current market value of the common stock and the grant price for options with exercise prices less than the market values on such dates. During the three and six months ended June 30, 2010 and 2009, the Company received $0 in cash proceeds from the exercise of stock options.

On May 26, 2009, the Compensation Committee of the Company’s Board of Directors (the “Committee”) determined, in accordance with the terms of the Company’s 2004 Stock Incentive Plan, as amended, to reprice certain outstanding options held by A. Stone Douglass, the Company’s Chief Executive Officer and Chief Financial Officer, and Jerry Collazo, the Company’s former Chief Financial Officer who resigned in February 2010. Specifically, the exercise price for Mr. Douglass’ option to purchase 250,000 shares of the Company’s common stock granted on September 29, 2008 was reduced from $3.28 to $1.50 and the exercise prices of Mr. Collazo’s options to purchase 20,000 and 150,000 shares of the Company’s common stock granted on October 12, 2006 and August 29, 2007, respectively, were reduced from $4.89 and $5.38, respectively, to $1.50 (the foregoing options held by Messrs. Douglass and Collazo are referred to herein as, the “Options”). The reduced price of $1.50 represents a 103% premium over the closing price of the Company’s common stock on May 22, 2009, the last trading day before the Committee’s decision to reprice the Options. Other than the change to the exercise price, the terms of the Options remained in effect and unchanged. As of June 30, 2010, Mr. Collazo’s options are no longer outstanding as a result of his departure in February 2010.

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

	Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2009	1,250	$5.01
Awarded	52,088	0.70
Released	(53,338)	0.80

Non-vested at June 30, 2010	—	$—

The Company recognized the following share-based compensation expense during the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Thousands)
Stock options
General and administrative expense	$129	$88	223	$212
Cost of sales	7	6	14	12
Selling and marketing	7	3	14	5
Shipping and warehouse	2	1	2	1
Research and development	5	1	6	1
Restricted stock
General and administrative expense	16	53	36	54
Cost of sales	—	37	—	37
Selling and marketing	2	5	6	3
Research and development	(1)	1	—	—

Total	167	195	301	325
Income tax benefit	(57)	(66)	(102)	(111)

Stock-based compensation expense, net of taxes	110	129	199	215

Total unrecognized share-based compensation expense for outstanding stock option awards at June 30, 2010 is approximately $0.8 million which will be recognized over a weighted average remaining years of 2.0.

11.	Related Party Transactions

Promissory Note with Shareholder, Costa Brava Partnership III, L.P.

Effective March 23, 2010, O21NA entered into a $3.0 million Promissory Note with Costa Brava, which matures on July 29, 2011. The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava. Costa Brava and Seth Hamot together own approximately 44% of the Company’s common stock. (See also Note 7 “Financing Arrangements” to the Consolidated Financial Statements).

Customer Sales

During the six months ended June 30, 2010, Simo Holdings, Inc. (fka No Fear, Inc., “No Fear”) and its affiliates beneficially owned shares of the Company’s outstanding common stock but no longer own shares at June 30, 2010. In addition, No Fear and its subsidiaries, No Fear Retail Stores, Inc. (“No Fear Retail”) and MX No Fear Europe SAS (“MX No Fear”), own retail stores in the U.S. and Europe that purchase products from the Company. Aggregated sales to the U.S. retail stores during the three months ended June 30, 2010 and 2009 were approximately $248,000 and $302,000, respectively. Aggregated sales to the U.S. retail stores during the six months ended June 30, 2010 and 2009 were approximately $454,000 and $302,000, respectively. Accounts receivable due from the U.S. retail stores amounted to $200,000 and $187,000 at June 30, 2010 and December 31, 2009, respectively.

Aggregated sales to the MX No Fear stores during the three months ended June 30, 2010 and 2009 were approximately $97,000 and $66,000, respectively. Aggregated sales to the MX No Fear stores during the six months ended June 30, 2010 and 2009 were approximately $249,000 and $121,000, respectively. Accounts receivable due from the MX No Fear stores amounted to $201,000 and $344,000 at June 30, 2010 and December 31, 2009, respectively.

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

Pursuant to the Settlement Agreement, the Orange 21 Parties on the one hand and the No Fear Parties on the other hand each released the other with respect to any and all claims arising from or related to past dealings of any kind between the parties. The Settlement Agreement was signed on April 28, 2009, but its effectiveness was conditioned upon receipt of all funds required to be delivered on execution, which did not occur until April 30, 2009. As of June 30, 2010, the Company received payments of approximately $429,000 from No Fear and approximately 261,000 Euros (approximately $344,000 in U.S. Dollars) from No Fear MX Europe with no further amounts due in accordance with the Settlement Agreement.

12.	Commitments and Contingencies

Operating Leases

The Company leases its principal administrative and distribution facilities in Carlsbad, California, under a month to month operating lease with monthly payments of approximately $38,000, and a warehouse facility in Varese, Italy, which is used primarily for international sales and distribution. LEM leases two buildings in Italy that are used for office space, warehousing and manufacturing. The Company also leases certain computer equipment, vehicles and temporary housing in Italy. Rent expense was approximately $149,000 and $169,000 for the three months ended June 30, 2010 and 2009, respectively. Rent expense was approximately $311,000 and $338,000 for the six months ended June 30, 2010 and 2009, respectively.

Athlete Contracts

As of August 9, 2010, the Company has entered into endorsement contracts with athletes to actively wear and endorse the Company’s products. These contracts are based on minimum annual payments totaling approximately $500,000 in 2010 and may include additional performance-based incentives and/or product-specific sales incentives. The Company also had pending endorsement contracts with athletes to actively wear and endorse the Company’s products with minimum annual payments totaling approximately $56,000 and may include additional performance-based incentives and/or product specific sales incentives.

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

Licensing Agreements

The Company has a minimum amount of approximately $478,000 payable during the year ending December 31, 2010, under various licensing agreements, of which approximately $178,000 has been paid as of August 9, 2010. The Company also has minimum amounts of approximately $1.4 million, $1.1 million and $0.8 million payable during the years ending December 31, 2011, 2012 and 2013, respectively, under the same licensing agreements. In addition to the amounts described in the prior sentence, if, for the years ending December 31, 2011, 2012 and 2013, the Company achieves or exceeds certain minimum sales amounts for specified products set forth in one of its licensing agreements, the Company will be required to pay the licensor a percentage of its net profit on such sales, as calculated in accordance with the license agreement.

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

Information related to the Company’s operating segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Thousands)		(Thousands)
Net sales:
Distribution	$8,416	$8,003	$15,771	$14,533
Manufacturing	1,112	1,113	2,025	2,004
Intersegment	2,949	1,322	6,135	2,936
Eliminations	(2,949)	(1,322)	(6,135)	(2,936)

Total	$9,528	$9,116	$17,796	$16,537

Operating income (loss):
Distribution	$400	$45	$(677)	$(303)
Manufacturing	218	(338)	406	(766)

Total	$618	$(293)	$(271)	$(1,069)

Net income (loss):
Distribution	$256	$117	$(793)	$(210)
Manufacturing	152	(371)	264	(848)

Total	$408	$(254)	$(529)	$(1,058)

	June 30, 2010	December 31, 2009
	(Thousands)
Tangible long-lived assets:
Distribution	$834	$1,104
Manufacturing	3,073	3,788

Total	$3,907	$4,892

The Company markets its products domestically and internationally, with its principal international market being Europe. Revenue is attributed to the location from which the product was shipped. Identifiable assets are based on location of domicile.

	Three Months Ended June 30,
	U.S. and Canada	Europe and Asia Pacific	Consolidated	Intersegment
	(Thousands)			(Thousands)

	2010			2010
Net sales	$7,682	$1,846	$9,528	$2,949

	2009			2009
Net sales	$7,198	$1,918	$9,116	$1,322

	Six Months Ended June 30,
	U.S. and Canada	Europe and Asia Pacific	Consolidated	Intersegment
	(Thousands)			(Thousands)

	2010			2010
Net sales	$14,226	$3,570	$17,796	$6,135

	2009			2009
Net sales	$12,951	$3,586	$16,537	$2,936

	June 30, 2010	December 31, 2009
	(Thousands)
Tangible long-lived assets:
U.S. and Canada	$601	$750
Europe and Asia Pacific	3,306	4,142

Total	$3,907	$4,892

14.	Rights Offering

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

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to the following: matters generally affected by the domestic and global economy, such as changes in consumer discretionary spending, changes in the value of the U.S. dollar, Canadian dollar and the Euro, and changes in commodity prices; the ability to source raw materials and finished products at favorable prices; risks related to our history of losses; risks related to our ability to access capital market transactions; risks related to our ability to manage growth; risks related to the limited visibility of future orders; the ability to identify and work with qualified manufacturing partners and consultants; the ability to expand distribution channels and retail operations in a timely manner; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; the ability to continue to develop, produce and introduce innovative new products in a timely manner; the ability to identify and execute successfully cost control initiatives; uncertainties associated with our ability to maintain a sufficient supply of products and to successfully manufacture our products; the performance of new products and continued acceptance of current products; the execution of strategic initiatives and alliances; uncertainties associated with intellectual property protection for our products; and other factors described in Item 1A of Part II of this Quarterly Report on Form 10-Q and Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009 under the caption “Risk Factors.” Readers are urged not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, and on Form 10-K for the year ended December 31, 2009, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

Overview

We are a multi-branded designer, developer, manufacturer and distributor of premium sunglasses and goggles. We began as a grassroots brand in Southern California and entered the action sports and lifestyle markets with innovative and performance-driven products and an authentic connection to the action sports and lifestyle markets under the Spy Optic™ brand. We recently entered into a licensing agreement with O’Neill Trademark BV (“O’Neill”) to develop and sell O’Neill™ branded eyewear in addition to our existing brands, Spy™ and SpyOptic™. We have two wholly owned subsidiaries incorporated in Italy, Orange 21 Europe S.r.l., formerly known as Spy Optic S.r.l., (“O21 Europe”) and LEM S.r.l. (“LEM”) (sunglass and goggle manufacturer), and a wholly owned subsidiary incorporated in California, Orange 21 North America formerly known as Spy Optic, Inc. (“O21NA”), all of which we consolidate in our financial statements. Spy Optic S.r.l. changed its name to Orange 21 Europe effective October 13, 2009. Spy Optic, Inc. changed its name to Orange 21 North America Inc. effective January 11, 2010.

Action Sports Lifestyle Brands

We design, develop and market premium products for the action sports, motorsports, snowsport and lifestyle markets. Our principal products, sunglasses and goggles, are marketed primarily under the brands, Spy™, SpyOptic™ and O’Neill™. These products target the action sport and power sports markets, including surfing, skateboarding, snowboarding, ski and motocross, and the lifestyle market within fashion, music and entertainment. We have built our brands by developing innovative, proprietary products that utilize high-quality materials and optical lens technology to convey performance, style, quality and value. We sell our products in approximately 3,000 retail locations in the United States and Canada and internationally through approximately 3,000 retail locations serviced by our international distributors and ourselves. We have developed strong relationships with key multi-store action sport and lifestyle retailers as well as sunglass specialty retailers in the United States, such as Zumiez, Inc., Sunglass Hut, Tilly’s Clothing, Shoes & Accessories, No Fear, Solstice, Totes/Sunglass World, Sun Diego, Industrial Skateboards and a strategically selective collection of specialized individually owned and operated surf, skate, snow and motocross stores. We began marketing and selling the O’Neill™ brand following our entry into a license agreement with O’Neill Trademark BV in 2009.

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

Other Lifestyle Brands

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

In May of 2010, we joined forces with multiplatinum selling recording artist and acclaimed music icon Mary J. Blige, Interscope Geffen A&M Records, and its Chairman, Jimmy Iovine, to develop Melodies by MJB™, a signature line of fashion sunglasses. Nine-time Grammy Award winner Blige has sold more than 40 million albums in a career spanning almost two decades, becoming a major influence on popular culture. The innovative and creative collaboration was nurtured with the guidance and support of Jimmy Iovine, Chairman of Interscope Geffen A&M Records, Blige’s record company and a division of the Universal Music Group, the world’s largest music company. Melodies by MJB™ is the second major artist-centric brand Iovine has helped bring to market. With recording artist Dr. Dre, Iovine also developed Beats by Dr. Dre, which quickly won a significant share of the premium headphone market and included a partnership with electronics giant Hewlett-Packard. The first Melodies by MJB collection will feature four styles with a total of 20 color options. Each unique style will represent a specific facet of Blige’s life.

Results of Operations

Three Months Ended June 30, 2010 and 2009

Net Sales

Consolidated net sales increased 5% to $9.5 million for the three months ended June 30, 2010 from $9.1 million for the three months ended June 30, 2009. We believe that the overall increase is partly due to an improvement in the economy and consumer confidence as well as an increase in our efforts with certain key accounts and focus on close out sales. Sales have increased for both goggles and sunglasses. Sales increases were seen across most customer classes. Sunglass sales represented approximately 90% and 89% of net sales during the three months ended June 30, 2010 and 2009, respectively. Goggle sales represented approximately 9% of net sales during each of the three months ended June 30, 2010 and 2009, respectively. Apparel and accessories represented approximately 1% and 2%, of net sales during the three months ended June 30, 2010 and 2009, respectively. Domestic net sales represented 81% and 79% of total net sales for the three months ended June 30, 2010 and 2009, respectively. Foreign net sales represented 19% and 21% of total net sales for the three months ended June 30, 2010 and 2009, respectively.

Cost of Sales and Gross Profit

Our consolidated gross profit increased 32% to $5.5 million for the three months ended June 30, 2010 from $4.2 million for the three months ended June 30, 2009. Gross profit as a percentage of net sales increased to 58% for the three months ended June 30, 2010 from 46% for the three months ended June 30, 2009 largely due to: (1) $13,000 decrease in overhead allocation during the three months ended June 30, 2010 compared to a $346,000 decrease for the three months ended June 30, 2009, (2) $0.2 million net decrease in inventory reserves for slow moving and obsolete inventory during the three months ended June 30, 2010 compared to a $0.1 million net decrease in inventory reserves during the three months ended June 30, 2009 both as a result of the sale and disposal of previously reserved inventory, (3) reduction in product costs due to a decrease in the Euro to USD exchange rates on product purchased from LEM and a decrease in costs due to the addition of another manufacturer for sunglasses and (4) a decrease in actual returns of approximately $0.2 million and a slightly larger decrease in our sales return reserve due to a decrease in the average returns percentage.

Additionally, gross profit margin for the three months ended June 30, 2010 was negatively impacted by an increase of $0.4 million in discounts related to an increase in close out sales in the U.S. while gross profit margin for the three months ended June 30, 2009 was negatively affected by unabsorbed fixed costs at LEM as a result of (1) the decrease in sales during the period due to reduced discretionary spending and (2) decreased plant hours during 2009 due to the reduction in employee-related costs discussed below.

Employee-related expense decreases were achieved in 2010 over 2009 partly as a result of temporary plant and office shutdowns both in the U.S. and in Italy, reduction in workforce through no replacement of certain terminated employees and as a result of a temporary 10% reduction in compensation for our U.S. employees and 20% to 30% reduction of salary expense in Italy resulting from a ten-week government-subsidized leave program at LEM, whereby certain employees’ work schedules were reduced. As part of this program at LEM, the Italian government subsidized a portion of employees’ salaries to minimize the effect on the employees and us. Both the reduction in the U.S. and the program at LEM began on March 13, 2009 and continued in the U.S. through June 14, 2010. These efforts in the U.S. and at LEM were aimed at reducing expenses during the current global economic downturn.

The three months ended June 30, 2010 included approximately $0.2 million in additional direct operating expenses related to the addition of the Margaritaville™ and Melodies by MJB™ eyewear brands for which there have been no sales during this period.

Sales and Marketing Expense

Sales and marketing expense increased 19% to $2.3 million for the three months ended June 30, 2010 from $1.9 million for the three months ended June 30, 2009. The increase is primarily due to increases in sales commissions as a result of the increased sales, salary expense for the addition of a VP of Sales during June 2009, consulting costs related to the sales and marketing of our new brands, O’Neill™, Margaritaville™ and Melodies by MJB™, marketing consulting costs for our Spy brand, point-of-purchase materials and displays, advertising costs, travel-related costs and an increase in royalties related to the O’Neill licensing agreement. Increases were partly offset by reductions in employee-related expenses as discussed above.

General and Administrative Expense

General and administrative expense decreased 7% to $1.9 million for the three months ended June 30, 2010 from $2.0 million for the three months ended June 30, 2009. The decrease was largely due to a reduction in legal fees of $0.1 million as well as decreases in employee-related expense for the departure of Jerry Collazo, our former Chief Financial Officer in February 2010 and temporary employee-related reductions as discussed above. We also had decreases in bad debt expense and depreciation for fully depreciated assets. Decreases were partly offset by an increase in travel related expenses.

Shipping and Warehousing Expense

Shipping and warehousing expense increased 21% to $0.3 million for the three months ended June 30, 2010 from $0.2 million for the three months ended June 30, 2009 primarily due to accrued severance costs for a terminated employee at LEM and costs related to an increase in sales, partly offset by a decrease in employee-related expenses as discussed above.

Research and Development Expense

Research and development expense increased 51% to $0.4 million for the three months ended June 30, 2010 from $0.3 million for the three months ended June 30, 2009 primarily due to an increase in employee-related expenses for additions in headcount as well as increased travel-related costs, increased consulting costs and other development costs associated with the addition of the O’Neill™, Margaritaville™ and Melodies by MJB™ eyewear brands.

Other Net Expense

Other net expense was $163,000 for the three months ended June 30, 2010 compared to other net income of $68,000 for the three months ended June 30, 2009. The difference was primarily due to increased interest expense as a result of the Costa Brava promissory note and a foreign currency transaction loss of $75,000 during the three months ended June 30, 2010 compared to a foreign currency transaction gain of $122,000 during the three months ended June 30, 2009. The three months ended June 30, 2010 also included $64,000 for settlement income from the infringement of our intellectual properties and gain on the sale of fixed assets.

Income Tax Provision

The income tax expense for the three months ended June 30, 2010 and 2009 was $47,000 and $29,000, respectively, and is mainly comprised of minimum taxes due in Italy. We have recorded a full valuation allowance for deferred tax assets both in the U.S. and in Italy at June 30, 2010. The effective tax rate for the three months ended June 30, 2010 and 2009 was 10% and (13%), respectively. The change in the effective tax rate was primarily due to the income before income tax expense incurred during the three months ended June 30, 2010 at LEM compared to the loss before income tax expense for the three months ended June 30, 2009.

Net Income (Loss)

A net income of $0.4 million was realized for the three months ended June 30, 2010 compared to a net loss of $0.3 million for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 and 2009

Net Sales

Consolidated net sales increased 8% to $17.8 million for the six months ended June 30, 2010 from $16.5 million for the six months ended June 30, 2009. We believe that the overall increase is partly due to an improvement in the economy and consumer confidence as well as an increase in our efforts with certain key accounts and focus on close out sales. Sales have increased across all lines including snow and motocross goggles and sunglasses. Sales increases were seen across all customer classes, especially the key accounts. Sunglass sales represented approximately 85% and 86% of net sales during the six months ended June 30, 2010 and 2009, respectively. Goggle sales represented approximately 14% and 13% of net sales during the six months ended June 30, 2010 and 2009, respectively. Apparel and accessories represented approximately 1% of net sales during each of the six months ended June 30, 2010 and 2009. Domestic net sales represented 80% and 78% of total net sales for the six months ended June 30, 2010 and 2009, respectively. Foreign net sales represented 20% and 22% of total net sales for the six months ended June 30, 2010 and 2009, respectively.

Cost of Sales and Gross Profit

Our consolidated gross profit increased 18% to $9.2 million for the six months ended June 30, 2010 from $7.8 million for the six months ended June 30, 2009. Gross profit as a percentage of net sales increased to 52% for the six months ended June 30, 2010 from 47% for the six months ended June 30, 2009 largely due to: (1) a $0.2 million decrease in overhead allocation during the six months ended June 30, 2010 compared to a $0.5 million decrease for the six months ended June 30, 2009, (2) higher absorption of fixed costs at LEM as a result of the increase in sales and efficiencies gained through the streamlining of operations compared to the six months ended June 30, 2009 which was negatively impacted by plant shutdowns and the reduction in employee-related expenses discussed below and (3) reduction in product costs due to a decrease in the Euro to USD exchange rates on product purchased from LEM and a decrease in costs due to the addition of another manufacturer for sunglasses.

The gross profit margin for the six months ended June 30, 2010 was positively impacted by a decrease in actual returns of approximately $0.2 million and by a decrease of $0.2 million in sales returns reserve due to the decrease in average returns percentage. The six months ended June 30, 2009 included a $0.8 million decrease in sales return reserve mainly due to a decrease in average returns percentage and the overall decrease in net sales. Additionally, gross profit margin for the six months ended June 30, 2010 was negatively impacted by an increase of approximately $1.0 million in discounts due to an increase in close out sales in the U.S.

Employee-related expense decreases were achieved during the six months ended June 30, 2010 over the six months ended June 30, 2009 partly as a result of temporary plant and office shutdowns both in the U.S. and in Italy, reduction in workforce through no replacement of certain terminated employees and as a result of a temporary 10% reduction in compensation for our U.S. employees and 20% to 30% reduction of salary expense in Italy resulting from a ten-week government-subsidized leave program at LEM, whereby certain employees’ work schedules were reduced. As part of this program at LEM, the Italian government subsidized a portion of employees’ salaries to minimize the effect on the employees and us. Both the reduction in the U.S. and the program at LEM began on March 13, 2009 and continued in the U.S. through June 14, 2010. These efforts in the U.S. and at LEM were aimed at reducing expenses during the current global economic downturn.

The six months ended June 30, 2010 included approximately $0.2 million in additional direct operating expenses related to the addition of the Margaritaville™ and Melodies by MJB™ eyewear brands for which there have been no sales during this period.

Sales and Marketing Expense

Sales and marketing expense increased 16% to $4.3 million for the six months ended June 30, 2010 from $3.7 million for the six months ended June 30, 2009. The increase is primarily due to increases in sales commissions as a result of the increased sales, salary expense for the addition of a VP of Sales during June 2009, increase in trade show expense in Italy, travel-related expenses for account visits, events and activities surrounding the scheduled fall launch of our new brands, Margaritaville™ and Melodies by MJB™, increases in point-of purchase materials and an increase in royalties related to the O’Neill™ licensing agreement. Increases were partly offset by reductions in employee-related expenses as discussed above.

General and Administrative Expense

General and administrative expense decreased 8% to $3.9 million for the six months ended June 30, 2010 from $4.2 million for the six months ended June 30, 2009. The decrease was largely due to a $0.4 million decrease in employee-related expense for the reduction of staff and temporary reductions as discussed above. The six months ended June 30, 2010 included $0.1 million in severance costs incurred with the departure of Jerry Collazo, our former Chief Financial Officer in February 2010. The six months ended June 30, 2009 included $0.3 million in compensation expense incurred as a result of a settlement agreement with Mark Simo, our former Chief Executive Officer (“former CEO”), for compensation related to services rendered as our former CEO. We also had decreases of $0.2 million in legal fees, $0.1 million in depreciation for fully depreciated assets as well as decreased audit fees and consulting fees. The decreases were partly offset by increases in bad debt expense of $0.2 million, repairs and maintenance costs on our Carlsbad facility and travel related expenses. The six months ended June 30, 2009 included a reversal of $0.4 million in the bad debt reserve, which was previously reserved for in 2008 for No Fear and MX No Fear, as a result of a settlement agreement with Mr. Simo, No Fear and MX No Fear collectively. See further discussion about the Settlement Agreement with the No Fear Parties in Note 11 “Related Party Transactions” to the unaudited consolidated financial statements

Shipping and Warehousing Expense

Shipping and warehousing expense increased 11% to $0.6 million for the six months ended June 30, 2010 from $0.5 million for the six months ended June 30, 2009 primarily due to accrued severance costs for a terminated employee at LEM and costs related to an increase in sales, partly offset by a decrease in employee-related expenses as discussed above.

Research and Development Expense

Research and development expense increased 59% to $0.8 million for the six months ended June 30, 2010 from $0.5 million for the six months ended June 30, 2009 primarily due to an increase in employee-related expenses for additions in headcount as well as increased travel-related costs, increased consulting costs and other development costs associated with the addition of the O’Neill™, Margaritaville™ and Melodies by MJB™ eyewear brands.

Other Net Expense

Other net expense was $182,000 for the six months ended June 30, 2010 compared to other net income of $20,000 for the six months ended June 30, 2009. The difference was primarily due to increased interest expense as a result of the Costa Brava promissory note and a foreign currency transaction loss of $9,000 during the six months ended June 30, 2010 compared to a foreign currency transaction gain of $183,000 during the six months ended June 30, 2009. The six months ended June 30, 2010 also included $64,000 for settlement income from the infringement of our intellectual properties and gain on the sale of fixed assets.

Income Tax Provision

The income tax expense for the six months ended June 30, 2010 and 2009 was $76,000 and $9,000, respectively, and is mainly comprised of minimum taxes due in Italy. We have recorded a full valuation allowance for deferred tax assets both in the U.S. and in Italy at June 30, 2010. The effective tax rate for the six months ended June 30, 2010 and 2009 was (17%) and (1%), respectively. The change in the effective tax rate was primarily due to the income before income tax expense incurred during the six months ended June 30, 2010 at LEM compared to the loss before income tax expense for the six months ended June 30, 2009.

Net Income (Loss)

A net loss of $0.5 million was incurred for the six months ended June 30, 2010 compared to a net loss of $1.1 million for the six months ended June 30, 2009.

Liquidity and Capital Resources

We generally finance our working capital needs and capital expenditures with operating cash flows and bank revolving lines of credit supplied by banks in the United States and in Italy. We have also entered into a $3.0 million Promissory Note with our largest shareholder, Costa Brava Partnership III, L.P. as discussed further below, capital leases for certain long-term asset purchases, and other long-term debt to supplement our lines of credit. As of June 30, 2010, we had a total of $8.5 million in debt under lines of credit, capital leases and notes payable. We recorded approximately $237,000 in interest expense during the six months ended June 30, 2010. Cash on hand at June 30, 2010 was $291,000.

Cash flow activities

Cash used in operating activities consists primarily of net income or loss adjusted for certain non-cash items, including depreciation, amortization, deferred income taxes, provision for bad debts, share-based compensation expense and the effect of changes in working capital and other activities. Cash used in operating activities for the six months ended June 30, 2010 was $2.9 million, which consisted of a net loss of $0.5 million, adjustments for non-cash items of approximately $1.2 million and approximately $3.6 million used in working capital and other activities. Working capital and other activities includes a $1.7 million increase in net inventories for the sunglass season and the addition of the O’Neill™ eyewear line, a $1.0 million increase in accounts receivable due to increased sales and timing of cash receipts and a $0.8 million decrease in accounts payable and accrued liabilities due to timing of invoices received and payments.

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

Cash used in investing activities during the six months ended June 30, 2010 was $0.3 million and was attributable to the purchase of fixed assets at LEM, including plant equipment, vehicles, computer and software equipment, leasehold improvements and molds, purchases at Orange 21 Europe for computer software and point-of-purchase displays, and purchases at Orange 21 North America for molds, a vehicle and computer hardware and software.

Cash used in investing activities during the six months ended June 30, 2009 was $0.2 million and was primarily attributable to the purchase of fixed assets, including computer and software and point-of-purchase displays purchased at Spy Italy and molds, tooling and software at LEM.

Cash provided by financing activities for the six months ended June 30, 2010 was $2.8 million and was attributable to $3.0 million in proceeds received from the issuance of a promissory note to shareholder Costa Brava Partnership III, L.P. and $0.1 million in net borrowings on our lines of credit, which were partly offset by $0.2 million for notes payable and capital lease principal payments.

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

Rights Offering

On January 22, 2009, we launched a rights offering to raise a maximum of $7.6 million pursuant to which holders of our common stock, options and warrants, were entitled to purchase additional shares of our common stock at a price of $0.80 per share (the “Rights Offering”). In the Rights Offering, stockholders, option holders and warrant holders as of 5:00 p.m., New York City time on January 21, 2009, were issued, at no charge, one subscription right for each share of common stock then outstanding or subject to outstanding options or warrants (whether or not currently exercisable). Each right entitled the holder to purchase one share of our common stock for $0.80 per share. The subscription rights issued pursuant to the Rights Offering expired at 5:00 p.m., New York City time, on March 6, 2009. Approximately 3.6 million shares of our common stock were purchased in the Rights Offering for an aggregate of approximately $2.9 million, including approximately $0.5 million in proceeds from the purchase of unsubscribed shares allocated to other investors. Costs related to the Rights Offerings during the year ended December 31, 2009 were approximately $396,000. The proceeds from the Rights Offering were used for general corporate purposes, including research and development, capital expenditures, payment of trade payables, working capital and general and administrative expenses.

Credit Facilities

On February 26, 2007, O21NA entered into a Loan and Security Agreement (“Loan Agreement”) with BFI Business Finance (“BFI”) with a maximum borrowing capacity of $5.0 million, which was subsequently modified to extend the maximum borrowing capacity to $8.0 million and to effect certain other changes. Effective April 30, 2010, the maximum borrowing capacity was reduced to $7.0 million for a reduction in inventory maximum advance levels. Actual borrowing availability under the Loan Agreement is based on eligible trade receivable and inventory levels of O21NA loans extended pursuant to the Loan Agreement and will bear interest at a rate per annum equal to the prime rate as reported in the Western Edition of the Wall Street Journal from time to time plus 2.5%, with a minimum monthly interest charge of $2,000. We granted BFI a security interest in substantially all of O21NA’s assets as security for its obligations under the Loan Agreement. Additionally, the obligations under the Loan Agreement are guaranteed by Orange 21 Inc. The Loan Agreement renews annually in February for one additional year unless otherwise terminated by either us or by BFI. The Loan Agreement renewed in February 2010 until February 2011.

The Loan Agreement imposes certain covenants on O21NA, including, but not limited to, covenants requiring it to provide certain periodic reports to BFI, inform BFI of certain changes in the business, refrain from incurring additional debt in excess of $100,000 and refrain from paying dividends. O21NA also established a bank account in BFI’s name into which collections on accounts receivable and other collateral are deposited (the “Collateral Account”). Pursuant to the deposit control account agreement between O21NA and BFI with respect to the Collateral Account, BFI is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to O21NA any amounts remaining after payment of all amounts due under the Loan Agreement. To secure its obligations under the guaranty, Orange 21 Inc. granted BFI a blanket security interest in substantially all of its assets. We were in compliance with the covenants under the Loan Agreement at June 30, 2010. At June 30, 2010 there were outstanding borrowings of $3.1 million under the Loan Agreement, bearing an interest rate of 5.8%, and availability under this line of $1.1 million. We had $0.7 million availability under this line at August 11, 2010.

We have a 0.6 million Euros line of credit in Italy with San Paolo IMI for LEM. Borrowing availability is based on eligible accounts receivable and export orders received at LEM. At June 30, 2010, there were outstanding borrowings under this line of credit of $0.7 million, bearing an interest rate of 3.35%, and availability of approximately 69,000 Euros. We had approximately 327,000 Euros of availability under this line at August 11, 2010.

LEM entered into an unsecured note with San Paolo IMI during June 2009 for 0.4 million Euros. The note is guaranteed by Eurofidi, a government sponsored third party, and bears interest at EURIBOR 3 months interest rate plus a 1.27% spread, payable in quarterly installments due from June 2009 through September 2014. LEM was not in compliance with certain debt covenants required by San Paolo IMI related to this note and therefore the entire balance of the note is classified as current in our June 30, 2010 financial statements. If San Paola IMI were to call this unsecured note as a result of noncompliance with the debt covenants, our operations and cash flow at LEM would be adversely impacted.

Effective March 23, 2010, we entered into a $3.0 million Promissory Note with Costa Brava Partnership III, L.P. The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava. Costa Brava and Seth Hamot together own approximately 44% of the Company’s common stock. The Promissory Note is subordinated to our Loan Agreement with BFI. Approximately $2.6 million of the proceeds from the Note were used to prepay the current balance on our revolving line of credit balance with BFI in its entirety as of March 23, 2010. However, we were permitted to re-borrow from BFI under the Loan Agreement after such prepayment was made. The balance of the net proceeds from our issuance of the Promissory Note to Costa Brava was used for working capital purposes.

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

Future Capital Requirements

We are currently in discussions with Costa Brava regarding the terms of the Promissory Note. If we are able to renegotiate the terms of the Promissory Note, achieve anticipated net sales, manage our inventory and manage operating expenses, we believe that our cash on hand and available loan facilities will be sufficient to enable us to meet our operating requirements for at least the next 12 months. Otherwise, changes in operating plans, lower than anticipated net sales, increased expenses or other events, including those described in Item 1A, “Risk Factors,” described in detail in our Annual Report on Form 10-K for the year ended December 31, 2009 and updated in Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q, may require us to seek additional debt or equity financing in the future.

Due to economic conditions, during the period March 13, 2009 through June 14, 2010, we temporarily reduced our employee-related expenses by approximately 10% in the U.S. and reduced salary costs by approximately 20%-30% at our Italian-based subsidiary, LEM, beginning mid-March 2009 for approximately ten weeks. The reductions were achieved through a combination of temporarily-reduced salaries and work schedules as well as mandatory vacation leave.

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

Off-balance sheet arrangements

We did not enter into any off-balance sheet arrangements during the six months ended June 30, 2010 and 2009, nor did we have any off-balance sheet arrangements outstanding at June 30, 2010 and December 31, 2009.

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

Generally, we extend credit to our customers after performing credit evaluations and do not require collateral. Our payment terms generally range from net-30 to net-90, depending on the country or whether we sell directly to retailers or to a distributor. Our distributors are typically set up as prepay accounts; however, credit may be extended to certain distributors, usually upon receipt of a letter of credit. Generally, our sales agreements with our customers, including distributors, do not provide for any rights of return or price protection. However, we do approve returns on a case-by-case basis in our sole discretion. We record an allowance for estimated returns when revenue is recorded based on historical data and make adjustments when we consider it necessary. The allowance for returns is calculated using a six step process that includes: (1) calculating an average of actual returns as a percentage of sales over a rolling twelve month period; (2) estimating the average time period between a sale and the return of the product (12 and 8.8 months at June 30, 2010 for O21NA and O21 Europe, respectively) and (3) estimating the value of the product returned. The reserve is calculated as the average return percentage times gross sales for the average return period less the estimated value of the product returned and adjustments are made as we consider necessary. The average return percentage has ranged from 5.3% to 9.7% and 2.7% to 8.2% during the past two years at O21NA and O21 Europe, respectively, with 5.3% and 8.1% used at June 30, 2010 for O21NA and O21 Europe, respectively. If O21NA were to use 9.7% (the highest average return rate in the past two years) it would have resulted in approximately an $858,000 increase to the liability, which would have resulted in a reduction in net sales for the six months ended June 30, 2010. If O21 Europe were to use 8.2% (the highest average return rate in the past two years) it would have resulted in approximately a $2,000 increase to the liability, which would have resulted in a reduction in net sales for the six months ended June 30, 2010. Historically, actual returns have been within our expectations. If future returns are higher than our estimates, our earnings would be adversely affected.

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

Inventories

Inventories consist primarily of raw materials and finished products, including sunglasses, goggles, apparel and accessories, product components such as replacement lenses and purchasing and quality control costs. Inventory items are carried on the books at the lower of cost or market using the weighted average cost method for LEM and first-in first-out method for our distribution business. Periodic physical counts of inventory items are conducted to help verify the balance of inventory.

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

Foreign Currency and Derivative Instruments

The functional currency of each of our foreign wholly owned subsidiaries, O21 Europe and LEM, is the respective local currency. Accordingly, we are exposed to transaction gains and losses that could result from changes in foreign currency. Assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income (loss).

Recently Issued Accounting Principles

In January 2010, the FASB ratified ASU 2010-06 “Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. We adopted the updated guidance, which was effective for our annual reporting period at December 31, 2009, with the exception of new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. We do not expect the adoption of this guidance to have a material impact on our consolidated results of operations and financial condition.

Item 4T.	Controls and Procedures

Disclosure Control and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2010, the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time frames specified by the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we may be party to lawsuits in the ordinary course of business. We are not currently a party to any material legal proceedings.

Item 1A.	Risk Factors

The following risks factors have been updated for current conditions. Other than the risk factors below, there have been no other material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K.

Because of their significant stock ownership, some of our existing stockholders are able to exert control over us and our significant corporate decisions.

Four of our stockholders and affiliates control over 66% of our outstanding capital stock. Directors Seth Hamot and John Pound have direct or indirect control over approximately 56% of our capital stock, and our current executive officers, directors and their affiliates own or control, in the aggregate, approximately 59% of our outstanding common stock. The interest of these stockholders may differ from that of minority holders. These stockholders are able to exercise influence over matters requiring stockholder approval, such as an amendment to our certificate of incorporation, the authorization of additional shares of capital stock, the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

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

The trading price of our common stock fluctuates due to the factors discussed in this section and elsewhere in this report. For example, between January 1, 2009 and July 22, 2010 our stock has traded as high as $1.50 and as low as $0.25. In addition, the trading market for our common stock may be influenced by the public float that exists in our stock from time to time. For example, although as of August 12, 2010, we have approximately 11.9 million shares outstanding, approximately 8.6 million, or approximately 72%, of those shares are held by 8 stockholders. If any of those investors were to decide to sell a substantial portion of their respective shares, it would place substantial downward pressure on our stock price. We also have 1,941,625 shares of our common stock reserved for the exercise of outstanding stock options, of which 615,650 were fully vested and exercisable as of June 30, 2010. All 11,956,067 of our outstanding shares of common stock at August 12, 2010 may be sold in the open market, subject to certain limitations.

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

Orange 21 Inc.

Date: August 16, 2010	By	/s/ A. Stone Douglass
A. Stone Douglass
Chief Executive Officer and Acting Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document
3.2	Restated Certificate of Incorporation (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

3.4	Amended and Restated Bylaws (incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004)

10.53*	License agreement by and between Orange 21 Inc. and Rose Colored Glasses LLC dated May 12, 2010

31.1	Section 302 Certification of the Company’s Chief Executive Officer

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.