Form 10-Q
period 2010-09-30
Orange 21 Inc.
filed 2010-11-15
CIK 932372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 1, 2010, there were 11,980,934 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

ORANGE 21 INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands, except number of shares and per share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets
Cash	$710	$654
Accounts receivable, net	5,051	5,886
Inventories, net	10,935	7,759
Prepaid expenses and other current assets	813	1,036
Income taxes receivable	3	56

Total current assets	17,512	15,391
Property and equipment, net	4,206	4,892
Intangible assets, net of accumulated amortization of $780 and $714 at September 30, 2010 and December 31, 2009, respectively	217	296
Other long-term assets	78	92

Total assets	$22,013	$20,671

Liabilities and Stockholders’ Equity
Current liabilities
Lines of credit	$2,626	$3,750
Current portion of capital leases	423	395
Current portion of notes payable	3,800	723
Accounts payable	6,055	5,431
Accrued expenses and other liabilities	3,640	3,350
Income taxes payable	65	—

Total current liabilities	16,609	13,649
Capitalized leases, less current portion	592	812
Notes payable, less current portion	114	308
Deferred income taxes	404	404

Total liabilities	17,719	15,173
Stockholders’ equity
Preferred stock: par value $0.0001; 5,000,000 authorized; none issued	—	—
Common stock: par value $0.0001; 100,000,000 shares authorized; 11,970,197 and 11,903,943 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	1	1
Additional paid-in-capital	40,856	40,515
Accumulated other comprehensive income	790	874
Accumulated deficit	(37,353)	(35,892)

Total stockholders’ equity	4,294	5,498

Total liabilities and stockholders’ equity	$22,013	$20,671

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Net sales	$8,224	$8,776	$26,020	$25,313
Cost of sales	4,353	5,915	12,918	14,635

Gross profit	3,871	2,861	13,102	10,678
Operating expenses:
Sales and marketing	2,268	1,781	6,537	5,463
General and administrative	1,812	1,655	5,667	5,838
Shipping and warehousing	235	255	802	765
Research and development	375	292	1,186	803

Total operating expenses	4,690	3,983	14,192	12,869

Loss from operations	(819)	(1,122)	(1,090)	(2,191)
Other income (expense):
Interest expense	(160)	(70)	(397)	(235)
Foreign currency transaction gain	85	110	76	293
Other income (expense)	20	(3)	84	(1)

Total other income (expense)	(55)	37	(237)	57

Loss before provision for income taxes	(874)	(1,085)	(1,327)	(2,134)
Income tax provision	58	51	134	60

Net loss	$(932)	$(1,136)	$(1,461)	$(2,194)

Net loss per share of Common Stock
Basic	$(0.08)	$(0.10)	$(0.12)	$(0.19)

Diluted	$(0.08)	$(0.10)	$(0.12)	$(0.19)

Shares used in computing net loss per share of Common Stock
Basic	11,961	11,865	11,948	11,291

Diluted	11,961	11,865	11,948	11,291

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
Operating Activities
Net loss	$(1,461)	$(2,194)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,040	1,350
Deferred income taxes	20	17
Share-based compensation	328	440
Provision for (recovery of) bad debts	357	(247)
Loss on sale of property and equipment	24	2
Impairment of property and equipment	72	106
Change in operating assets and liabilities:
Accounts receivable	397	2,196
Inventories, net	(3,376)	3,724
Prepaid expenses and other current assets	8	338
Other assets	(41)	(52)
Accounts payable	873	(3,091)
Accrued expenses and other liabilities	459	(364)
Income tax payable/receivable	110	(34)

Net cash (used in) provided by operating activities	(1,190)	2,191
Investing Activities
Purchases of property and equipment	(567)	(379)
Proceeds from sale of property and equipment	20	16
Purchase of intangibles	—	(2)

Net cash used in investing activities	(547)	(365)
Financing Activities
Line of credit repayments, net	(1,073)	(3,641)
Principal payments on notes payable	(63)	(344)
Proceeds from issuance of notes payable to stockholder	3,000	566
Principal payments on capital leases	(280)	(388)
Proceeds from sale of common stock, net of issuance costs of $0 as of September 30, 2010 and $396 as of September 30, 2009	13	2,476

Net cash provided by (used in) financing activities	1,597	(1,331)
Effect of exchange rate changes on cash	196	(249)

Net increase in cash	56	246
Cash at beginning of period	654	471

Cash at end of period	$710	$717

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$352	$266
Income taxes	$2	$19
Summary of noncash financing and investing activities:
Acquisition of property and equipment through capital leases	$210	$92

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations for the year ending December 31, 2010. The consolidated financial statements contained in this Form 10-Q should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Capital Resources

Effective March 23, 2010, Orange 21 North America Inc. (“O21NA”), the Company’s wholly owned subsidiary, entered into a $3.0 million promissory note with Costa Brava Partnership III, L.P. (“Costa Brava”). The Company entered into two additional $1.0 million promissory notes with Costa Brava on October 5, 2010 and November 1, 2010. All of the promissory notes are subordinated to O21NA’s Loan and Security Agreement (“Loan Agreement”), as amended, with BFI Business Finance (“BFI”), pursuant to the terms of a Debt Subordination Agreement, dated March 23, 2010 and amended on October 4, 2010 and October 29, 2010, by and between Costa Brava and BFI. Approximately $2.6 million of the proceeds from the March 2010 promissory note were used to prepay the current balance on the revolving line of O21NA’s credit balance with BFI in its entirety as of March 23, 2010. However, O21NA was permitted to re-borrow from BFI under the Loan Agreement after such prepayment was made. The balance of the net proceeds from O21NA’s issuance of the March 2010 promissory note as well as the proceeds from the October 2010 and November 2010 promissory notes to Costa Brava were used for working capital purposes. The terms of all of the promissory notes include customary representations and warranties, as well as reporting and financial covenants, customary for financings of this type. See also Notes 7 “Financing Arrangements,” 11 “Related Party Transactions” and 15 “Subsequent Events” to the Consolidated Financial Statements. All of the promissory notes require monthly and periodic interest payments and mature on July 29, 2011.

The Company is currently in discussions with Costa Brava regarding the terms of the promissory notes. If the Company is able to renegotiate the terms of O21NA’s promissory notes, achieve anticipated net sales, manage its inventory and manage operating expenses, the Company believes that its cash on hand and available loan facilities will be sufficient to enable the Company to meet its operating requirements for at least the next 12 months. Otherwise, changes in operating plans, lower than anticipated net sales, increased expenses or other events, including those described in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as updated in the Company’s Quarterly Reports on Form 10-Q for subsequent periods, may require the Company to seek additional debt or equity financing in the future. Due to economic conditions, during the period from March 13, 2009 through June 14, 2010, the Company temporarily reduced its employee-related expenses by approximately 10% in the U.S. and reduced its salary costs by approximately 20%-30% at its Italian-based subsidiary, LEM S.r.l. (“LEM”) beginning mid-March 2009 for approximately ten weeks. The reductions were achieved through a combination of temporarily-reduced salaries and work schedules as well as mandatory vacation leave. The reductions at LEM were partly offset by reimbursements through the Italian government to minimize the effects on the employees. Beginning September 27, 2010, LEM implemented a thirteen week plan to again reduce its employee-related expense by approximately 20%-30% through a combination of temporarily-reduced work schedules and mandatory vacation leave. Reductions will be partly offset through reimbursements from the Italian government to minimize the effects on the employees. These reductions were made in anticipation of decreased intercompany sales during the fourth quarter of 2010 in an effort to stabilize global inventory levels.

The Company’s future capital requirements will depend on many factors, including its ability to grow and maintain net sales and its ability to manage expenses and expected capital expenditures. The Company may be required to seek additional debt financing in the future as it did in October and November 2010, or equity or equity-linked financing, which may result in additional dilution of its stockholders. Additional debt financing would result in increased interest expense and could result in covenants that would restrict its operations. The Company relies on its credit lines with BFI and San Paolo IMI as well as its promissory notes with Costa Brava, and other credit arrangements to fund working capital needs. The continued lack of stability in the credit and financial markets and resulting decline in general economic and business conditions may adversely impact the Company’s access to capital through its credit line and other sources. Under the terms of O21NA’s Loan Agreement with BFI (see Note 7 “Financing Arrangements” to the Consolidated Financial Statements), BFI may reduce O21NA’s borrowing availability in certain circumstances, including, without limitation, if in its reasonable business judgment, the Company’s creditworthiness, sales or the liquidation value of the Company’s inventory have declined materially. Further, the Loan Agreement provides that BFI may declare the Company in default if the Company experiences a material adverse change in its business or financial condition or if BFI determines that the Company’s ability to perform under the Loan Agreement is materially impaired. The current economic environment could also cause lenders and other counterparties who provide credit to the Company to breach their obligations to the Company, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under the Company’s credit arrangements. Any of the foregoing could adversely impact the Company’s business, financial condition or results of operations.

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

NASDAQ Deficiency

On September 16, 2009, the Company received a notice from NASDAQ indicating that, for the preceding 30 consecutive business days, the bid price of its common stock had closed below the $1.00 minimum bid price required for continued listing on the NASDAQ Capital Market under Marketplace Rule 5550(a)(2). Pursuant to Marketplace Rule 5810(c)(3)(A), the Company had 180 calendar days from the date of the notice, or until March 15, 2010, to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of the Company’s common stock had to be at or above $1.00 per share for a minimum of 10 consecutive business days, which was not achieved. On March 16, 2010, the Company received a letter from NASDAQ indicating that it had not regained compliance with the minimum bid price rule and is not eligible for an additional 180 day compliance period given that the Company did not meet the NASDAQ Capital Market initial listing standard set forth in Listing Rule 5505. Accordingly, the Company’s Common Stock was suspended from trading on the NASDAQ Capital Market on March 25, 2010 and is now traded in the over-the-counter market.

2.	Recently Issued Accounting Principles

In January 2010, the Financial Accounting Standards Board (“FASB”) ratified ASU 2010-06 “Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The Company adopted the updated guidance, which was effective for the Company’s annual reporting period at December 31, 2009, with the exception of new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its consolidated results of operations and financial condition.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This accounting standard requires an entity to provide certain existing disclosures and new disclosures, on a disaggregated basis, about its financing receivables and related allowance for credit losses. For public entities, the disclosure as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its consolidated results of operations and financial condition.

3.	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options and warrants and upon vesting of restricted stock, using the treasury stock method. The following table lists the potentially dilutive equity instruments, each convertible into one share of common stock, used in the calculation of diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Thousands)		(Thousands)
Weighted average common shares outstanding - basic	11,961	11,865	11,948	11,291
Assumed conversion of dilutive stock options, restricted stock and warrants	—	—	—	—

Weighted average common shares outstanding - dilutive	11,961	11,865	11,948	11,291

The following potentially dilutive instruments were not included in the diluted per share calculation for the periods presented as their inclusion would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Thousands)		(Thousands)
Stock options	1,862	1,452	1,862	1,452
Restricted stock	—	2	—	2
Warrants	—	147	—	147

Total	1,862	1,601	1,862	1,601

4.	Comprehensive Income (Loss)

Comprehensive income (loss) represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive income (loss). Total comprehensive loss for the three months ended September 30, 2010 and 2009 was approximately ($0.7 million) and ($1.1 million), respectively. Total comprehensive loss for the nine months ended September 30, 2010 and 2009 was approximately ($1.5 million) and ($2.2 million), respectively.

The components of accumulated other comprehensive income, net of tax, are as follows:

	September 30, 2010	December 31, 2009
	(Thousands)
Equity adjustment from foreign currency translation	$462	$382
Unrealized gain on foreign currency exposure of net investment in foreign operations	328	492

Accumulated other comprehensive income	$790	$874

5.	Accounts Receivable

Accounts receivable consisted of the following:

	September 30, 2010	December 31, 2009
	(Thousands)
Trade receivables	$6,885	$7,844
Less allowance for doubtful accounts	(720)	(485)
Less allowance for returns	(1,114)	(1,473)

Accounts receivable, net	$5,051	$5,886

6.	Inventories

Inventories consisted of the following:

	September 30, 2010	December 31, 2009
	(Thousands)
Raw materials	$1,245	$848
Work in process	589	619
Finished goods	9,101	6,292

Inventories, net	$10,935	$7,759

The Company’s balances are net of an allowance for obsolescence of approximately $0.9 million and $1.2 million at September 30, 2010 and December 31, 2009, respectively.

7.	Financing Arrangements

Credit Facilities

On February 26, 2007, O21NA entered into a Loan Agreement with BFI with a maximum borrowing capacity of $5.0 million, which was subsequently modified on December 7, 2007 and February 12, 2008 to extend the maximum borrowing capacity to $8.0 million and affect certain other changes. Effective April 30, 2010, the maximum borrowing capacity was reduced to $7.0 million for a reduction in inventory maximum advance levels. Actual borrowing availability under the Loan Agreement is based on eligible trade receivable and inventory levels of O21NA. Loans extended pursuant to the Loan Agreement will bear interest at a rate per annum equal to the prime rate as reported in the Western Edition of The Wall Street Journal from time to time plus 2.5% with a minimum monthly interest charge of $2,000. The Company granted BFI a security interest in substantially all of O21NA’s assets as security for its obligations under the Loan Agreement. Additionally, the obligations under the Loan Agreement are guaranteed by Orange 21 Inc. The Loan Agreement renews annually in February for one additional year unless otherwise terminated by either the Company or by BFI. The Loan Agreement renewed in February 2010 until February 2011.

The Loan Agreement imposes certain covenants on O21NA, including, but not limited to, covenants requiring the Company to provide certain periodic reports to BFI, inform BFI of certain changes in the business, refrain from incurring additional debt in excess of $100,000 and refrain from paying dividends. O21NA also established a bank account in BFI’s name into which collections on accounts receivable and other collateral are deposited (the “Collateral Account”). Pursuant to the deposit control account agreement between O21NA and BFI with respect to the Collateral Account, BFI is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to O21NA any amounts remaining after payment of all amounts due under the Loan Agreement. To secure its obligations under the guaranty, Orange 21 Inc. granted BFI a blanket security interest in substantially all of its assets. The Company was in compliance with the covenants under the Loan Agreement at September 30, 2010. At September 30, 2010 and December 31, 2009, there were outstanding borrowings of $1.9 million and $3.0 million, respectively, under the Loan Agreement. The interest rate at September 30, 2010 was 5.8%, and availability under this line was $0.6 million.

The Company has a 0.6 million Euros line of credit in Italy with San Paolo IMI for LEM, the Company’s wholly owned subsidiary. Borrowing availability is based on eligible accounts receivable and export orders received at LEM. At September 30, 2010, there was approximately 47,000 Euros available under this line of credit. At September 30, 2010 and December 31, 2009, outstanding amounts under this line of credit amounted to $0.8 million for each period. The interest rate at September 30, 2010 was 3.04%.

LEM entered into an unsecured note with San Paolo IMI during June 2009 for 0.4 million Euros, approximately equivalent to $0.5 million as of September 30, 2010. The note is guaranteed by Eurofidi, a government sponsored third party that guarantees debt, and bears interest at EURIBOR 3 month interest rate plus a 1.27% spread, payable in quarterly installments due from June 2009 through September 2014. LEM was not in compliance with certain debt covenants required by San Paolo IMI related to this note and therefore the entire balance of the note is classified as current. If San Paola IMI were to call this unsecured note as a result of noncompliance with the debt covenants, LEM’s operations and cash flow would be adversely impacted.

Effective March 23, 2010, O21NA entered into a $3.0 million promissory note with Costa Brava. The Company entered into two additional $1.0 million promissory notes with Costa Brava on October 5, 2010 and November 1, 2010. The promissory notes are subordinated to O21NA’s Loan Agreement, as amended, with BFI, pursuant to the terms of a Debt Subordination Agreement, dated March 23, 2010 and amended on October 4, 2010 and October 29, 2010, by and between Costa Brava and BFI. Approximately $2.6 million of the proceeds from the March 2010 promissory note were used to prepay the current balance on the revolving line of O21NA’s credit balance with BFI in its entirety as of March 23, 2010. However, O21NA was permitted to re-borrow from BFI under the Loan Agreement after such prepayment was made. The balance of the net proceeds from O21NA’s issuance of the March 2010 promissory note as well as the proceeds from the October 2010 and November 2010 promissory notes to Costa Brava were used for working capital purposes.

Interest under the March 2010 promissory note accrues daily at the following rates: (i) from the date of receipt of funds under the promissory note through April 30, 2010, at (A) 6% per annum on the last day of each calendar month and (B) 6% per annum payable on April 30, 2010, and (ii) from May 1, 2010 through the maturity date, at (A) 9% per annum on the last day of each calendar month and (B) 3% per annum payable on the maturity date. Interest under the October 2010 and November 2010 promissory notes accrue daily from the date of receipt of funds under the promissory notes through maturity date at the following rates: (A) 9% per annum and payable on the last of each calendar month and (B) 3% per annum payable on the maturity dates. In addition, each of the promissory notes require that O21NA pay facility fees of 1%, 0.61% and 0.55%, respectively, of the original principal amounts of such notes on December 31, 2010 and the maturity date. Each of the promissory notes matures on July 29, 2011. The terms of each of the promissory notes include customary representations and warranties, as well as reporting and financial covenants, customary for financings of this type. The Company was in compliance with the covenants under the March 2010 promissory note at September 30, 2010. See also Notes 11 “Related Party Transactions” and 15 “Subsequent Events” to the Consolidated Financial Statements.

8.	Notes Payable

Notes payable at September 30, 2010 consist of the following:

(Thousands)

Unsecured promissory note with shareholder, Costa Brava Partnership III, L.P., fixed interest rate at 12% per annum payable as follows: (i) March 23, 2010 through April 30, 2010, (A) 6% per annum on the last day of each calendar month and (B) 6% per annum payable on April 30, 2010, and (ii) from May 1, 2010 through the maturity date, at (A) 9% per annum on the last day of each calendar month and (B) 3% per annum payable on the maturity date. In addition, the promissory note requires that O21NA pays a facility fee of 1% of the original principal amount on both December 31, 2010 and the maturity date. The Promissory Note matures on July 29, 2011.

$3,000
Unsecured San Paolo IMI long-term debt guaranteed by Eurofidi, EURIBOR 3 months interest rate plus 1.27% spread, payable in quarterly installments due from June 2009 through September 2014. (1)	545
Unsecured San Paolo IMI long-term debt, EURIBOR 6 months interest rate plus 1.0% spread, payable in half year installments due from March 2007 to February 2012	290
Unsecured long-term debt guaranteed by Eurofidi, EURIBOR 1-month interest rate plus 1.5% spread, payable in half year installments due from December 2005 to December 2010	26
Unsecured Centro Leasing Banco long-term debt, fixed interest rate at 10.43%, payable July 2012	23
Unsecured Centro Leasing Banco long-term debt, fixed interest rate at 10.04%, payable October 2012	20
Unsecured long-term debt guaranteed by Eurofidi and Finlombarda, fixed interest rate at 0.5%, payable in half year installments due from December 2005 to December 2010	10

3,914
Less current portion	(3,800)

Notes payable, less current portion	$114

(1)	LEM was not in compliance with certain debt covenants required by San Paolo IMI related to this note and therefore the entire balance of the note is classified as current.

9.	Fair Value of Financial Instruments

In April 2009, the Company adopted FASB’s authoritative guidance on interim disclosures about fair value of financial instruments, which requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. The Company’s financial instruments include cash, accounts receivable and payable, short-term borrowings and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature. The carrying value of the Company’s long-term debt, including the current portion approximates fair value as of September 30, 2010.

10.	Share-Based Compensation

Stock Option Activity

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(Thousands)
Options outstanding at December 31, 2009	1,484,125	$2.27
Granted	695,000	$0.88
Exercised	(14,166)	$0.90
Forfeited	(146,179)	$1.12
Expired	(156,321)	$1.42

Options outstanding at September 30, 2010	1,862,459	$1.92	8.43	$1,031

Options exercisable at September 30, 2010	814,803	$3.10	7.55	$265

Intrinsic value is defined as the difference between the relevant current market value of the common stock and the grant price for options with exercise prices less than the market values on such dates. During the three and nine months ended September 30, 2010 and 2009, the Company received $13,000 and $0, respectively, in cash proceeds from the exercise of stock options.

On May 26, 2009, the Compensation Committee of the Company’s Board of Directors (the “Committee”) determined, in accordance with the terms of the Company’s 2004 Stock Incentive Plan, as amended, to reprice certain outstanding options held by A. Stone Douglass, the Company’s Chief Executive Officer and Acting Chief Financial Officer, and Jerry Collazo, the Company’s former Chief Financial Officer who resigned in February 2010. Specifically, the exercise price for Mr. Douglass’ option to purchase 250,000 shares of the Company’s common stock granted on September 29, 2008 was reduced from $3.28 to $1.50 and the exercise prices of Mr. Collazo’s options to purchase 20,000 and 150,000 shares of the Company’s common stock granted on October 12, 2006 and August 29, 2007, respectively, were reduced from $4.89 and $5.38, respectively, to $1.50 (the foregoing options held by Messrs. Douglass and Collazo are referred to herein as, the “Options”). The reduced exercise price of $1.50 represents a 103% premium over the closing price of the Company’s common stock on May 22, 2009, the last trading day before the Committee’s decision to reprice the Options. Other than the change to the exercise price, the terms of the Options remained in effect and unchanged. As of September 30, 2010, Mr. Collazo’s options are no longer outstanding as a result of his resignation in February 2010.

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

	Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2009	1,250	$5.01
Awarded	52,088	0.70
Released	(53,338)	0.80

Non-vested at September 30, 2010	—	$—

The Company recognized the following share-based compensation expense during the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Thousands)
Stock options
General and administrative expense	$(5)	$90	218	$302
Cost of sales	6	7	20	19
Selling and marketing	22	7	36	12
Shipping and warehouse	1	—	3	1
Research and development	3	1	9	2
Restricted stock
General and administrative expense	—	4	36	58
Cost of sales	—	—	—	37
Selling and marketing	—	5	6	8
Research and development	—	1	—	1

Total	27	115	328	440
Income tax benefit	(9)	(39)	(112)	(150)

Stock-based compensation expense, net of taxes	18	76	216	290

Total unrecognized share-based compensation expense for outstanding stock option awards at September 30, 2010 is approximately $0.8 million, which will be recognized over a weighted average remaining years of 1.98.

11.	Related Party Transactions

Promissory Notes with Shareholder, Costa Brava Partnership III, L.P.

Effective March 23, 2010, October 5, 2010 and November 1, 2010, O21NA entered into promissory notes with Costa Brava for $3.0 million, $1.0 million and $1.0 million, respectively, which all mature on July 29, 2011. The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava. Costa Brava and Seth Hamot together own approximately 46% of the Company’s common stock. See also Notes 7 “Financing Arrangements” and 15 “Subsequent Events” to the Consolidated Financial Statements.

Customer Sales

During the nine months ended September 30, 2010, Simo Holdings, Inc. (formerly known as No Fear, Inc., “No Fear”) and its affiliates beneficially owned shares of the Company’s outstanding common stock. They no longer own shares at September 30, 2010. In addition, No Fear and its subsidiaries, No Fear Retail Stores, Inc. (“No Fear Retail”) and MX No Fear Europe SAS (“MX No Fear”), own retail stores in the U.S. and Europe that purchase products from the Company. Aggregated sales to the U.S. retail stores owned by the foregoing entities during the three months ended September 30, 2010 and 2009 were approximately $107,000 and $196,000, respectively. Aggregated sales to such U.S. retail stores during the nine months ended September 30, 2010 and 2009 were approximately $560,000 and $498,000, respectively. Accounts receivable due from such U.S. retail stores amounted to $150,000 at September 30, 2010 and $187,000 at September 30, 2010 and December 31, 2009, respectively.

Aggregated sales to the MX No Fear stores during the three months ended September 30, 2010 and 2009 were approximately $79,000 and $70,000, respectively. Aggregated sales to the MX No Fear stores during the nine months ended September 30, 2010 and 2009 were approximately $328,000 and $192,000, respectively. Accounts receivable due from the MX No Fear stores amounted to $156,000 and $344,000 at September 30, 2010 and December 31, 2009, respectively.

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

Pursuant to the Settlement Agreement, the Orange 21 Parties on the one hand and the No Fear Parties on the other hand each released the other with respect to any and all claims arising from or related to past dealings of any kind between the parties. The Settlement Agreement was signed on April 28, 2009, but its effectiveness was conditioned upon receipt of all funds required to be delivered on execution, which did not occur until April 30, 2009. As of September 30, 2010, the Company received payments of approximately $429,000 from No Fear and approximately 261,000 Euros (approximately $344,000 in U.S. Dollars) from MX No Fear with no further amounts due in accordance with the Settlement Agreement.

12.	Commitments and Contingencies

Operating Leases

Prior to November 1, 2010, the Company leased its principal administrative and distribution facilities in Carlsbad, California, under a month to month operating lease with monthly payments of approximately $38,000. On November 1, 2010, the Company entered into a 38 month facility lease for the same facility, which commenced on November 1, 2010 and terminates on December 31, 2013. The facility lease has total lease payments of approximately $1.1 million and average monthly rent payments of approximately $29,000 (see also Note 15 “Subsequent Events” to the Consolidated Financial Statements). O21 Europe leases a warehouse facility in Varese, Italy, which is used primarily for international sales and distribution. LEM leases two buildings in Italy that are used for office space, warehousing and manufacturing. The Company also leases certain computer equipment, vehicles and temporary housing in Italy. Rent expense was approximately $146,000 and $166,000 for the three months ended September 30, 2010 and 2009, respectively. Rent expense was approximately $457,000 and $503,000 for the nine months ended September 30, 2010 and 2009, respectively.

Athlete Contracts

As of November 1, 2010, the Company has entered into endorsement contracts with athletes to actively wear and endorse the Company’s products. These contracts are based on minimum annual payments totaling approximately $477,000 in 2010 and may include additional performance-based incentives and/or product-specific sales incentives. The Company also had pending endorsement contracts with athletes to actively wear and endorse the Company’s products with minimum annual payments totaling approximately $12,000 and may include additional performance-based incentives and/or product specific sales incentives.

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

Licensing Agreements

The Company has a minimum amount of approximately $479,000 payable during the year ending December 31, 2010, under various licensing agreements, of which approximately $179,000 has been paid as of September 30, 2010. The Company also has minimum amounts of approximately $1.4 million, $1.1 million and $0.8 million payable during the years ending December 31, 2011, 2012 and 2013, respectively, under the same licensing agreements. In addition to the amounts described in the prior sentence, if, for the years ending December 31, 2011, 2012 and 2013, the Company achieves or exceeds certain minimum sales amounts for specified products set forth in one of its licensing agreements, the Company will be required to pay the licensor a percentage of its net profit on such sales, as calculated in accordance with the license agreement.

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

Information related to the Company’s operating segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Thousands)		(Thousands)
Net sales:
Distribution	$6,911	$7,550	$22,682	$22,083
Manufacturing	1,313	1,226	3,338	3,230
Intersegment	1,792	1,911	7,927	4,847
Eliminations	(1,792)	(1,911)	(7,927)	(4,847)

Total	$8,224	$8,776	$26,020	$25,313

Operating income (loss):
Distribution	$(1,164)	$(794)	$(1,841)	$(1,097)
Manufacturing	345	(328)	751	(1,094)

Total	$(819)	$(1,122)	$(1,090)	$(2,191)

Net income (loss):
Distribution	$(1,210)	$(739)	$(2,003)	$(949)
Manufacturing	278	(397)	542	(1,245)

Total	$(932)	$(1,136)	$(1,461)	$(2,194)

	September 30, 2010	December 31, 2009
	(Thousands)
Tangible long-lived assets:
Distribution	$855	$1,104
Manufacturing	3,351	3,788

Total	$4,206	$4,892

The Company markets its products domestically and internationally, with its principal international market being Europe. Revenue is attributed to the location from which the product was shipped. Identifiable assets are based on location of domicile.

	Three Months Ended September 30,
	U.S. and Canada	Europe and Asia Pacific	Consolidated	Intersegment
		(Thousands)		(Thousands)

	2010			2010
Net sales	$5,631	$2,593	$8,224	$1,792

	2009			2009
Net sales	$6,026	$2,750	$8,776	$1,911

	Nine Months Ended September 30,
	U.S. and Canada	Europe and Asia Pacific	Consolidated	Intersegment
		(Thousands)		(Thousands)

	2010			2010
Net sales	$19,857	$6,163	$26,020	$7,927

	2009			2009
Net sales	$18,977	$6,336	$25,313	$4,847

	September 2010	December 31, 2009
	(Thousands)
Tangible long-lived assets:
U.S. and Canada	$581	$750
Europe and Asia Pacific	3,625	4,142

Total	$4,206	$4,892

14.	Rights Offering

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

15.	Subsequent Events

Promissory Notes with Shareholder, Costa Brava Partnership III, L.P.

On October 5, 2010 and November 1, 2010, O21NA entered into $1.0 million promissory notes with Costa Brava for a total of $2.0 million. These promissory notes are under similar terms and conditions as the $3.0 million promissory note entered into on March 23, 2010 with Costa Brava. The promissory notes are each subordinated to O21NA’s Loan Agreement, as amended, with BFI, pursuant to the terms of a Debt Subordination Agreement, dated March 23, 2010 and amended on October 4, 2010 and October 29, 2010, by and between Costa Brava and BFI. The proceeds from both of the October 2010 and November 2010 promissory notes were used for working capital purposes and other corporate expenses.

Interest under the October 2010 and November 2010 promissory notes accrue daily from the date of receipt of funds under the promissory notes through the maturity date at the following rates: (A) 9% per annum and payable on the last of each calendar month and (B) 3% per annum payable on the maturity dates. In addition, the October 2010 and November 2010 promissory notes require that O21NA pay facility fees of 0.61% and 0.55%, respectively, of the original principal amounts on December 31, 2010 and the maturity dates. Each of the promissory notes matures on July 29, 2011. The terms of each of the promissory notes include customary representations and warranties, as well as reporting and financial covenants, customary for financings of this type. See also Notes 7 “Financing Arrangements” and 11 “Related Party Transactions” to the Consolidated Financial Statements.

Lease Agreement with The Levine Family Trust

The Company entered into a facility lease agreement dated November 1, 2010 with its current landlord. The facility lease is a 38 month lease commencing on November 1, 2010 and terminating on December 31, 2013 with total lease payments of approximately $1.1 million. The facility lease, which is for the Company’s principal administrative and distribution facility is for approximately 32,551 square feet located at 2070 Las Palmas Drive, Carlsbad, California 92011 at the average monthly rate of $0.90 per square foot, totaling an average monthly rent payment of approximately $29,000. The average monthly rent payment is a decrease from the previous monthly rent payment of approximately $38,000.

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

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to the following: matters generally affected by the domestic and global economy, such as changes in consumer discretionary spending, changes in the value of the U.S. dollar, Canadian dollar and the Euro, and changes in commodity prices; the ability to source raw materials and finished products at favorable prices; risks related to our history of losses; risks related to our ability to access capital market transactions; risks related to our ability to manage growth; risks related to the limited visibility of future orders; the ability to identify and work with qualified manufacturing partners and consultants; the ability to expand distribution channels and retail operations in a timely manner; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by retailers; the ability to continue to develop, produce and introduce innovative new products in a timely manner; the ability to identify and execute successfully cost control initiatives; uncertainties associated with our ability to maintain a sufficient supply of products and to successfully manufacture our products; the performance of new products and continued acceptance of current products; the execution of strategic initiatives and alliances; uncertainties associated with intellectual property protection for our products; and other factors described in Item 1A of Part II of this Quarterly Report on Form 10-Q and Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009 under the caption “Risk Factors.” Readers are urged not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, and in our Annual Report on Form 10-K for the year ended December 31, 2009, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

Overview

We are a multi-branded designer, developer, manufacturer and distributor of premium sunglasses and goggles. We began as a grassroots brand in Southern California and entered the action sports and lifestyle markets with innovative and performance-driven products and an authentic connection to the action sports and lifestyle markets under the Spy Optic™ brand. In September 2009 we entered into a licensing agreement with O’Neill Trademark BV (“O’Neill”) to develop and sell O’Neill™ branded eyewear in addition to our existing brands, Spy™ and SpyOptic™. We have two wholly owned subsidiaries incorporated in Italy, Orange 21 Europe S.r.l., formerly known as Spy Optic S.r.l., (“O21 Europe”) and LEM S.r.l. (“LEM”) (sunglass and goggle manufacturer), and a wholly owned subsidiary incorporated in California, Orange 21 North America formerly known as Spy Optic, Inc. (“O21NA”). We consolidate the results of operations of all of our subsidiaries in our financial statements. Spy Optic S.r.l. changed its name to Orange 21 Europe effective October 13, 2009. Spy Optic, Inc. changed its name to Orange 21 North America Inc. effective January 11, 2010.

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

In May of 2010, we joined forces with multiplatinum selling recording artist and acclaimed music icon Mary J. Blige, Interscope Geffen A&M Records, and its Chairman, Jimmy Iovine, to develop Melodies by MJB™, a signature line of fashion sunglasses. Nine-time Grammy Award winner Blige has sold more than 40 million albums in a career spanning almost two decades, becoming a major influence on popular culture. The innovative and creative collaboration was nurtured with the guidance and support of Jimmy Iovine, Chairman of Interscope Geffen A&M Records, Blige’s record company and a division of the Universal Music Group, the world’s largest music company. Melodies by MJB™ is the second major artist-centric brand Iovine has helped bring to market. With recording artist Dr. Dre, Iovine also developed and helped bring Beats by Dr. Dre to the premium headphone market. The first Melodies by MJB collection features four styles with a total of 20 color options. Each unique style represents a specific facet of Blige’s life.

Results of Operations

Three Months Ended September 30, 2010 and 2009

Net Sales

Consolidated net sales decreased 6% to $8.2 million for the three months ended September 30, 2010 from $8.8 million for the three months ended September 30, 2009. Net sales for motocross goggles increased during the current period largely due to a focus on close out sales, however, net sales decreased for both snow goggles and sunglasses which were negatively affected by the following factors: (1) unfavorable weather conditions on the U.S. West Coast which caused lower reorders during the summer sunglass season, (2) economic conditions still affecting certain small U.S. retail accounts and (3) vendor delays in snow goggle production causing some snow goggle sales to push to the fourth quarter. Net sales during the current period were positively affected by (1) an overall improvement in the economy and consumer confidence over the prior year, especially with our larger key accounts, (2) an increase in our efforts with certain key accounts, for which net sales increased during the period, (3) a focus on close out sales on motocross goggles and (4) the inclusion of sales for our new eyewear lines, Melodies by MJB™ and O’Neill™, neither of which were sold during the prior year corresponding period.

Sunglass sales represented approximately 61% and 57% of net sales during the three months ended September 30, 2010 and 2009, respectively. Goggle sales represented approximately 36% and 43% of net sales during the three months ended September 30, 2010 and 2009, respectively. Apparel and accessories represented approximately 3% and less than 1% of net sales during the three months ended September 30, 2010 and 2009, respectively. Domestic net sales represented 68% and 69% of total net sales for the three months ended September 30, 2010 and 2009, respectively. Foreign net sales represented 32% and 31% of total net sales for the three months ended September 30, 2010 and 2009, respectively.

Cost of Sales and Gross Profit

Our consolidated gross profit increased 35% to $3.9 million for the three months ended September 30, 2010 from $2.9 million for the three months ended September 30, 2009. Gross profit as a percentage of net sales increased to 47% for the three months ended September 30, 2010 from 33% for the three months ended September 30, 2009 largely due to: (1) $0.1 million net decrease in inventory reserves for slow moving and obsolete inventory during the three months ended September 30, 2010 as a result of the sale and disposal of previously reserved inventory compared to a $0.7 million net increase in inventory reserves during the three months ended September 30, 2009, (2) $0.2 million increase in overhead allocation during the three months ended September 30, 2010 compared to a $0.1 million decrease in overhead allocation during the three months ended September 30, 2009 and (3) reduction in product costs due to a decrease in the Euro to the U.S. dollar exchange rates on product purchased from LEM and a decrease in costs due to the addition of another manufacturer for sunglasses.

Gross profit margin for the three months ended September 30, 2010 was negatively impacted by (1) an increase of $0.2 million in discounts related to an increase in close out sales in the U.S., (2) an increase in freight related costs primarily due to expedited methods used as a result of delays in snow goggle production and (3) an increase in employee-related expenses for reasons explained below.

During the three months ended September 30, 2009 we achieved reductions in employee-related expense that were not achieved during the current period. The reductions during the prior year period were partly as a result of temporary plant and office shutdowns both in the U.S. and in Italy, a reduction in workforce achieved by not replacing certain terminated employees and as a result of a temporary 10% reduction in compensation for our U.S. employees and 20% to 30% reduction of salary expense to LEM’s employees in Italy. The salary expense reduction to LEM’s employees was effected as part of a ten-week government-subsidized leave program whereby certain employees’ work schedules were reduced. As part of this program, the Italian government subsidized a portion of employees’ salaries to minimize the effect on the employees and us. Both the 10% reduction in compensation for our U.S. employees and the ten-week government-subsidized leave program at LEM began on March 13, 2009, with the former continuing through June 14, 2010. These employee-related expense reduction efforts in the U.S. and at LEM were aimed at reducing expenses during the global economic downturn.

Gross profit margin for the three months ended September 30, 2009 was negatively affected by unabsorbed fixed costs at LEM as a result of (1) the decrease in sales during the period due to reduced consumer discretionary spending and (2) the decreased plant hours during 2009 due to the reduction in employee-related costs discussed above.

Operating Expenses

The three months ended September 30, 2010 included approximately $0.4 million in additional direct operating expenses related to the addition of the Margaritaville™ and Melodies by MJB™ eyewear brands for which there have been minimal sales during this period.

Our Melodies by MJB™ line began to sell in stores and online at www.melodiesbymjb.com during September and was promoted in cities that Mary J. Blige was touring. We expect our Margaritaville™ line to launch the later part of November in select stores and online at www.margaritavilleeyewear.com.

Sales and Marketing Expense

Sales and marketing expense increased 27% to $2.3 million for the three months ended September 30, 2010 from $1.8 million for the three months ended September 30, 2009. The increase is primarily due to increases in employee-related expenses for additions in headcount, restructuring of sales compensation plans, and reasons previously explained related to reductions made in the U.S. during the three months ended September 30, 2009, consulting costs related to the sales and marketing of our new brands, O’Neill™, Margaritaville™ and Melodies by MJB™, advertising costs, travel-related costs, events and an increase in royalties payable related to the O’Neill and Melodies by MJB licensing agreements. Increases were partly offset by decreases in commissions as a result of the decrease in net sales.

General and Administrative Expense

General and administrative expense increased 9% to $1.8 million for the three months ended September 30, 2010 from $1.7 million for the three months ended September 30, 2009. The increase was primarily due to an increase in bad debt expense and maintenance and repair costs on our corporate facility in Carlsbad, California, partly offset by a decrease in depreciation for fully depreciated assets and employee related expense at LEM due to a reduction in headcount.

Shipping and Warehousing Expense

Shipping and warehousing expense decreased 8% to $0.2 million for the three months ended September 30, 2010 from $0.3 million for the three months ended September 30, 2009 primarily due to the change in Euro to U.S. dollar exchange rates used in translation of our Italian subsidiaries’ financial statements.

Research and Development Expense

Research and development expense increased 28% to $0.4 million for the three months ended September 30, 2010 from $0.3 million for the three months ended September 30, 2009 primarily due to increased consulting costs and other development costs associated with the addition of the O’Neill™, Margaritaville™ and Melodies by MJB™ eyewear brands.

Other Net Expense

Other net expense was $55,000 for the three months ended September 30, 2010 compared to other net income of $37,000 for the three months ended September 30, 2009. The difference was primarily due to increased interest expense related to the Costa Brava promissory note issued in March 2010 and lower foreign currency transaction gains.

Income Tax Provision

Income tax expense for the three months ended September 30, 2010 and 2009 was $58,000 and $51,000, respectively, and was mainly comprised of minimum taxes due in Italy. We have recorded a full valuation allowance for deferred tax assets both in the U.S. and in Italy at September 30, 2010. The effective tax rate for the three months ended September 30, 2010 and 2009 was (7%) and (5%), respectively. The change in the effective tax rate was primarily due to the income before income tax expense incurred during the three months ended September 30, 2010 at LEM compared to the loss before income tax expense for the three months ended September 30, 2009.

We may have had one or more ownership changes, as defined by Section 382 of the Internal Revenue Code (“IRC Section 382”) in the current and previous years, and, as such, the use of our net operating losses may be limited in future years. We have not completed a formal IRC Section 382 study and analysis to determine the annual limitation on the use of the net operating losses; however, the limitations could be material.

Net Loss

Net loss for the three months ended September 30, 2010 and 2009 was $0.9 million and $1.1 million, respectively.

Nine Months Ended September 30, 2010 and 2009

Net Sales

Consolidated net sales increased 3% to $26.0 million for the nine months ended September 30, 2010 from $25.3 million for the nine months ended September 30, 2009. The overall increase is due to the following: 1) an improvement in the economy and consumer confidence between the two periods, 2) an increase in our efforts with certain key accounts, 3) increased focus on close out sales and 4) the addition of our O’Neill™ and Melodies by MJB™ eyewear lines. Sunglass sales increased while sales in motocross and snow goggles decreased. The decrease in snow goggles sales is mainly due to vendor delays in production causing some snow goggle sales to push to fourth quarter. The increase in net sales was mainly seen in our key accounts in the U.S. while our core retailers experienced an overall decrease largely due to the following reasons: 1) unfavorable weather conditions on the U.S. West Coast which caused lower reorders during the third quarter of 2010, 2) economic conditions still affecting certain U.S. core retailers and 3) vendor delays in snow goggle production causing some snow goggle sales to push to the fourth quarter.

Sunglass sales represented approximately 78% and 76% of net sales during the nine months ended September 30, 2010 and 2009, respectively. Goggle sales represented approximately 21% and 23% of net sales during the nine months ended September 30, 2010 and 2009, respectively. Apparel and accessories represented approximately 1% of net sales during each of the nine months ended September 30, 2010 and 2009. Domestic net sales represented 76% and 75% of total net sales for the nine months ended September 30, 2010 and 2009, respectively. Foreign net sales represented 24% and 25% of total net sales for the nine months ended September 30, 2010 and 2009, respectively.

Cost of Sales and Gross Profit

Our consolidated gross profit increased 23% to $13.1 million for the nine months ended September 30, 2010 from $10.7 million for the nine months ended September 30, 2009. Gross profit as a percentage of net sales increased to 50% for the nine months ended September 30, 2010 from 42% for the nine months ended September 30, 2009 largely due to: (1) a $49,000 decrease in overhead allocation during the nine months ended September 30, 2010 compared to a $0.6 million decrease for the nine months ended September 30, 2009, (2) $0.3 million net decrease in inventory reserves for slow moving and obsolete inventory during the nine months ended September 30, 2010 as a result of the sale and disposal of previously reserved inventory compared to a $0.5 million net increase in inventory reserves during the nine months ended September 30, 2009, (3) higher absorption of fixed costs at LEM as a result of the increase in sales and efficiencies gained through the streamlining of operations and increased sales compared to the nine months ended September 30, 2009, which was negatively impacted by plant shutdowns and the reduction in employee-related expenses discussed below and (4) reduction in product costs due to a decrease in the Euro to U.S. dollar exchange rates on product purchased from LEM and a decrease in costs due to the addition of another manufacturer for sunglasses.

Partly offsetting the increases to gross profit margin were the following: (1) a decrease of $0.3 million in sales returns reserve primarily due to the decrease in average returns percentage in the U.S. during the nine months ended September 30, 2010 compared to a $0.8 million decrease in sales return reserve during the nine months ended September 30, 2009 mainly due to a decrease in average returns percentage and the overall decrease in net sales, (2) an increase of $0.8 million in discounts during the three months ended September 30, 2010 from the three months ended September 30, 2009 due to an increase in close out sales in the U.S. and (3) an increase in freight related costs primarily due to expedited methods used as a result of delays in snow goggle production.

During the nine months ended September 30, 2010 and 2009 we achieved reductions in employee-related expense through temporary plant and office shutdowns both in the U.S. and in Italy, a reduction in workforce achieved by not replacing certain terminated employees and as a result of a temporary 10% reduction in compensation for our U.S. employees and 20% to 30% reduction of salary expense to LEM’s employees in Italy. The salary expense reduction to LEM’s employees was effected as part of a ten-week government-subsidized leave program whereby certain employees’ work schedules were reduced. As part of this program, the Italian government subsidized a portion of employees’ salaries to minimize the effect on the employees and us. Both the 10% reduction in compensation for our U.S. employees and the ten-week government-subsidized leave program at LEM began on March 13, 2009, with the former continuing through June 14, 2010. These employee-related expense reduction efforts in the U.S. and at LEM were aimed at reducing expenses during the global economic downturn.

Operating Expenses

The nine months ended September 30, 2010 included approximately $0.5 million in additional direct operating expenses related to the addition of the Margaritaville™ and Melodies by MJB™ eyewear brands for which there have been minimal sales during this period.

Our Melodies by MJB™ line began to sell in stores and online at www.melodiesbymjb.com during September and was promoted in cities that Mary J. Blige was touring. We expect our Margaritaville™ line to launch the later part of November in select stores and online at www.margaritavilleeyewear.com.

Sales and Marketing Expense

Sales and marketing expense increased 20% to $6.5 million for the nine months ended September 30, 2010 from $5.5 million for the nine months ended September 30, 2009. The increase is primarily due to the following: (1) $0.3 million increase in employee-related expenses for additions to headcount, including the addition of a VP of Sales in June 2009, restructure of sales compensation plans, and for reasons previously explained, (2) $0.2 million increase for travel-related expenses for account visits, events, advertising and other activities surrounding the scheduled fall launch of our new brands, Margaritaville™ and Melodies by MJB™, and (3) lesser increases for point-of purchase materials, events, promotional product, trade show expense in Italy, and an increase in royalties related to the O’Neill™ and Melodies by MJB™ licensing agreements.

General and Administrative Expense

General and administrative expense decreased 3% to $5.7 million for the nine months ended September 30, 2010 from $5.8 million for the nine months ended September 30, 2009. The decrease was largely due to a $0.5 million decrease in employee-related costs and stock compensation expense for the reduction in headcount including the departure of Jerry Collazo, our former Chief Financial Officer in February 2010. The nine months ended September 30, 2009 also included $0.3 million in compensation expense incurred as a result of a settlement agreement with Mark Simo, our former Chief Executive Officer, for compensation related to services rendered as our former Chief Executive Officer. We also had decreases in depreciation expense of $0.2 million for fully depreciated assets, legal expenses of $0.1 million, audit expenses of $0.1 million and consulting costs of $0.1 million.

The decreases were partly offset by increases in bad debt expense of $0.6 million, $0.1 million for repairs and maintenance costs on our Carlsbad, California facility and $0.1 million for travel related expenses. The nine months ended September 30, 2009 included a reversal of $0.4 million in the bad debt reserve, which was previously reserved for in 2008 for No Fear and MX No Fear, as a result of a settlement agreement with Mr. Simo, No Fear and MX No Fear collectively. See further discussion about the settlement agreement with the No Fear parties in Note 11 “Related Party Transactions” to the unaudited consolidated financial statements.

Shipping and Warehousing Expense

Shipping and warehousing expense increased 5% to $0.8 million for the nine months ended September 30, 2010 largely due to accrued severance costs for a terminated employee at LEM.

Research and Development Expense

Research and development expense increased 48% to $1.2 million for the nine months ended September 30, 2010 from $0.8 million for the nine months ended September 30, 2009 primarily due to increased consulting costs and other development costs associated with the addition of the O’Neill™, Margaritaville™ and Melodies by MJB™ eyewear brands and an increase for employee-related expenses for additions in headcount.

Other Net Expense

Other net expense was $237,000 for the nine months ended September 30, 2010 compared to other net income of $57,000 for the nine months ended September 30, 2009. The difference was primarily due to increased interest expense related to the Costa Brava promissory note issued in March 2010 and a decrease in foreign currency transaction gains to $76,000 during the nine months ended September 30, 2010 from $293,000 during the nine months ended September 30, 2009. The nine months ended September 30, 2010 also included $84,000 for settlement income from the infringement of our intellectual properties and gain on the sale of fixed assets.

Income Tax Provision

The income tax expense for the nine months ended September 30, 2010 and 2009 was $134,000 and $60,000, respectively, and is mainly comprised of minimum taxes due in Italy. We have recorded a full valuation allowance for deferred tax assets both in the U.S. and in Italy at September 30, 2010. The effective tax rate for the nine months ended September 30, 2010 and 2009 was (10%) and (3%), respectively. The change in the effective tax rate was primarily due to the income before income tax expense incurred during the nine months ended September 30, 2010 at LEM compared to the loss before income tax expense for the nine months ended September 30, 2009.

We may have had one or more ownership changes, as defined by Section 382 of the Internal Revenue Code (“IRC Section 382”) in the current and previous years, and, as such, the use of our net operating losses may be limited in future years. We have not completed a formal IRC Section 382 study and analysis to determine the annual limitation on the use of the net operating losses; however, the limitations could be material.

Net Loss

Net loss for the nine months ended September 30, 2010 and 2009 was $1.5 million and $2.2 million, respectively.

Liquidity and Capital Resources

We generally finance our working capital needs and capital expenditures with operating cash flows and bank revolving lines of credit supplied by banks in the U.S. and in Italy. We have also entered into promissory notes totaling $5.0 million with our largest shareholder, Costa Brava Partnership III, L.P. as discussed further below , capital leases for certain long-term asset purchases, and other long-term debt to supplement our lines of credit. As of September 30, 2010, we had a total of $7.6 million in debt under lines of credit, capital leases and notes payable. We recorded approximately $0.4 million in interest expense during the nine months ended September 30, 2010. Cash on hand at September 30, 2010 was $0.7 million.

Cash flow activities

Cash used in operating activities consists primarily of net income or loss adjusted for certain non-cash items, including depreciation, amortization, deferred income taxes, provision for bad debts, share-based compensation expense and the effect of changes in working capital and other activities. Cash used in operating activities for the nine months ended September 30, 2010 was $1.2 million, which consisted of a net loss of $1.5 million, adjustments for non-cash items of approximately $1.8 million and approximately $1.5 million used in working capital and other activities. Working capital and other activities includes a $3.4 million increase in net inventories for the goggle season, the addition of the O’Neill™ and Melodies by MJB™ eyewear lines, and a build up of Spy sunglasses in anticipation of increased sales. Working capital and other activities also includes a $1.3 million increase in accounts payable and accrued liabilities due to timing of invoices received and payments a $0.4 million decrease in accounts receivable due to decreased sales and timing of cash receipts.

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

Cash used in investing activities during the nine months ended September 30, 2010 was $0.5 million and was attributable to the purchase of fixed assets at LEM, including plant equipment, vehicles, computer and software equipment, leasehold improvements and molds, purchases at Orange 21 Europe for computer software and point-of-purchase displays, and purchases at Orange 21 North America for molds, a vehicle and computer hardware and software.

Cash used in investing activities during the nine months ended September 30, 2009 was $0.4 million and was primarily attributable to the purchase of fixed assets, including computer and software and point-of-purchase displays purchased at O21 Europe and molds, tooling and software at LEM.

Cash provided by financing activities for the nine months ended September 30, 2010 was $1.6 million and was attributable to $3.0 million in proceeds received from the issuance of a promissory note to shareholder Costa Brava Partnership III, L.P. partly offset by $1.1 million in net repayments on our lines of credit and $0.3 million for notes payable and capital lease principal payments.

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

The Loan Agreement imposes certain covenants on O21NA, including, but not limited to, covenants requiring it to provide certain periodic reports to BFI, inform BFI of certain changes in the business, refrain from incurring additional debt in excess of $100,000 and refrain from paying dividends. O21NA also established a bank account in BFI’s name into which collections on accounts receivable and other collateral are deposited (the “Collateral Account”). Pursuant to the deposit control account agreement between O21NA and BFI with respect to the Collateral Account, BFI is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to O21NA any amounts remaining after payment of all amounts due under the Loan Agreement. To secure its obligations under the guaranty, Orange 21 Inc. granted BFI a blanket security interest in substantially all of its assets. We were in compliance with the covenants under the Loan Agreement at September 30, 2010. At September 30, 2010 there were outstanding borrowings of $1.9 million under the Loan Agreement, bearing an interest rate of 5.8%, and availability under this line of $0.6 million. We had $0.8 million available under this line at November 2, 2010.

We have a 0.6 million Euros line of credit in Italy with San Paolo IMI for LEM. Borrowing availability is based on eligible accounts receivable and export orders received at LEM. At September 30, 2010, there were outstanding borrowings under this line of credit of $0.8 million, bearing an interest rate of 3.04%, and availability of approximately 47,000 Euros. We had approximately 64,000 Euros of availability under this line at November 2, 2010.

LEM entered into an unsecured note with San Paolo IMI during June 2009 for 0.4 million Euros. The note is guaranteed by Eurofidi, a government sponsored third party, and bears interest at EURIBOR 3 month interest rate plus a 1.27% spread, payable in quarterly installments due from June 2009 through September 2014. LEM was not in compliance with certain debt covenants required by San Paolo IMI related to this note and therefore the entire balance of the note is classified as current in our September 30, 2010 financial statements. If San Paola IMI were to call this unsecured note as a result of noncompliance with the debt covenants, our operations and cash flow at LEM would be adversely impacted.

Effective March 23, 2010, O21NA entered into a $3.0 million promissory note with Costa Brava. O21NA entered into two additional $1.0 million promissory notes with Costa Brava on October 5, 2010 and November 1, 2010. Each of the promissory notes are subordinated to O21NA’s Loan Agreement, as amended, with BFI, pursuant to the terms of a Debt Subordination Agreement, dated March 23, 2010 and amended on October 4, 2010 and October 29, 2010, by and between Costa Brava and BFI. Approximately $2.6 million of the proceeds from the March 2010 promissory note were used to prepay the current balance on the revolving line of O21NA’s credit balance with BFI in its entirety as of March 23, 2010. However, O21NA was permitted to re-borrow from BFI under the Loan Agreement after such prepayment was made. The balance of the net proceeds from O21NA’s issuance of the March 2010 promissory note as well as the proceeds from the October 2010 and November 2010 promissory notes to Costa Brava were used for working capital purposes.

Interest under the March 2010 promissory note accrues daily at the following rates: (i) from the date of receipt of funds under the promissory note through April 30, 2010, at (A) 6% per annum on the last day of each calendar month and (B) 6% per annum payable on April 30, 2010, and (ii) from May 1, 2010 through the maturity date, at (A) 9% per annum on the last day of each calendar month and (B) 3% per annum payable on the maturity date. Interest under the October 2010 and November 2010 promissory notes accrue daily from the date of receipt of funds under the promissory notes through maturity date at the following rates: (A) 9% per annum and payable on the last of each calendar month and (B) 3% per annum payable on the maturity dates. In addition, the March 2010, October 2010 and November 2010 promissory notes require that O21NA pays facility fees of 1%, 0.61% and 0.55%, respectively, of the original principal amounts on December 31, 2010 and the maturity date. Each of the promissory notes matures on July 29, 2011. The terms of each of the promissory notes include customary representations and warranties, as well as reporting and financial covenants, customary for financings of this type. We were in compliance with the covenants under the March 2010 promissory note at September 30, 2010.

Future Capital Requirements

We are currently in discussions with Costa Brava regarding the terms of the March 2010, October 2010 and November 2010 promissory notes. If we are able to renegotiate the terms of these promissory notes, achieve anticipated net sales, manage our inventory and manage operating expenses, we believe that our cash on hand and available loan facilities will be sufficient to enable us to meet our operating requirements for at least the next 12 months. Otherwise, changes in operating plans, lower than anticipated net sales, increased expenses or other events, including those described in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009 as updated in our Quarterly Reports on Form 10-Q for subsequent periods, may require us to seek additional debt or equity financing in the future.

Due to economic conditions, during the period from March 13, 2009 through June 14, 2010, we temporarily reduced our employee-related expenses by approximately 10% in the U.S. and reduced our salary costs by approximately 20%-30% at our Italian-based subsidiary, LEM beginning mid-March 2009 for approximately ten weeks. The reductions were being achieved through a combination of temporarily-reduced salaries and work schedules as well as mandatory vacation leave. The reductions at LEM were partly offset by reimbursements through the Italian government to minimize the effects on the employees. Beginning September 27, 2010, LEM implemented a thirteen week plan to again reduce its employee-related expense by approximately 20%-30% through a combination of temporarily reduced work schedules and mandatory vacation leave. Reductions will be partly offset through reimbursements from the Italian government to minimize the effects on the employees. These reductions were made in anticipation of decreased intercompany sales during the fourth quarter of 2010 in an effort to stabilize global inventory levels.

Our future capital requirements will depend on many factors, including our ability to grow and maintain net sales and our ability to manage our expenses and our expected capital expenditures. We may be required to seek additional debt financing in the future as we did in October and November 2010, or equity or equity-linked financing, which may result in additional dilution of our stockholders. Additional debt financing would result in increased interest expense and could result in covenants that would restrict our operations. We rely on our credit lines with BFI and San Paolo IMI, as well as our promissory notes with Costa Brava and other credit arrangements, to fund working capital needs. The continued lack of stability in the credit and financial markets and resulting decline in general economic and business conditions may adversely impact our access to capital through our credit line and other sources. Under the terms of O21NA’s Loan Agreement, BFI may reduce O21NA’s borrowing availability in certain circumstances, including, without limitation, if in its reasonable business judgment our creditworthiness, sales or the liquidation value of our inventory have declined materially. Further, the Loan Agreement provides that BFI may declare us in default if we experience a material adverse change in our business or financial condition or if BFI determines that our ability to perform under the Loan Agreement is materially impaired. The current economic environment could also cause lenders and other counterparties who provide us credit to breach their obligations to us, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under our credit arrangements. Any of the foregoing could adversely impact our business, financial condition or results of operations.

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

Off-balance sheet arrangements

We did not enter into any off-balance sheet arrangements during the nine months ended September 30, 2010 and 2009, nor did we have any off-balance sheet arrangements outstanding at September 30, 2010 and December 31, 2009.

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

Seasonality

Our net sales fluctuate from quarter to quarter as a result of changes in demand for our products. Historically, we have experienced greater net sales in the second and third quarters of the fiscal year as a result of the seasonality of our products and the markets in which we sell our products, and our first and fourth fiscal quarters have traditionally been our weakest operating quarters due to seasonality. We generally sell more of our sunglass products in the first half of the fiscal year and a majority of our goggle products in the second half of the fiscal year. We anticipate that this seasonal impact on our net sales will continue. As a result, our net sales and operating results have fluctuated significantly from period to period in the past and are likely to do so in the future.

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

Generally, we extend credit to our customers after performing credit evaluations and do not require collateral. Our payment terms generally range from net-30 to net-90, depending on the country or whether we sell directly to retailers or to a distributor. Our distributors are typically set up as prepay accounts; however, credit may be extended to certain distributors, usually upon receipt of a letter of credit. Generally, our sales agreements with our customers, including distributors, do not provide for any rights of return or price protection. However, we do approve returns on a case-by-case basis in our sole discretion. We record an allowance for estimated returns when revenue is recorded based on historical data and make adjustments when we consider it necessary. The allowance for returns is calculated using a three step process that includes: (1) calculating an average of actual returns as a percentage of sales over a rolling twelve month period; (2) estimating the average time period between a sale and the return of the product (12 and 8.8 months at September 30, 2010 for O21NA and O21 Europe, respectively) and (3) estimating the value of the product returned. The reserve is calculated as the average return percentage times gross sales for the average return period less the estimated value of the product returned and adjustments are made as we consider necessary. The average return percentage has ranged from 5.1% to 9.7% and 3.3% to 8.2% during the past two years at O21NA and O21 Europe, respectively, with 5.1% and 7.4% used at September 30, 2010 for O21NA and O21 Europe, respectively. If O21NA were to use 9.7% (the highest average return rate in the past two years) it would have resulted in approximately an $885,000 increase to the liability, which would have resulted in a reduction in net sales for the nine months ended September 30, 2010. If O21 Europe were to use 8.2% (the highest average return rate in the past two years) it would have resulted in approximately a $11,000 increase to the liability, which would have resulted in a reduction in net sales for the nine months ended September 30, 2010. Historically, actual returns have been within our expectations. If future returns are higher than our estimates, our earnings would be adversely affected.

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

In July 2010, the FASB issued ASU No. 2010-20, “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This accounting standard requires an entity to provide certain existing disclosures and new disclosures, on a disaggregated basis, about its financing receivables and related allowance for credit losses. For public entities, the disclosure as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. We do not expect the adoption of this guidance to have a material impact on our consolidated results of operations and financial condition.

Item 4.	Controls and Procedures

Disclosure Control and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2010, the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time frames specified by the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we may be party to lawsuits in the ordinary course of business. We are not currently a party to any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to the risk factors described in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, as such risk factors have been updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. You should read the risk factors described in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, and the risk factors described in “Item 1A – Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and information described therein.

Item 6.	EXHIBITS

See accompanying Exhibit Index included after the signature page to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orange 21 Inc.

Date: November 15, 2010	By	/s/ A. Stone Douglass
A. Stone Douglass
Chief Executive Officer and Acting Chief Financial Officer

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 16, 2009)

3.2	Amended and Restated Bylaws (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 13, 2009)

10.1	$1.0 Million promissory note issued on October 5, 2010 by Orange 21 North America Inc. in favor of Costa Brava Partnership III, L.P. (incorporated by reference to the registrants Current Report on Form 8-K filed on October 7, 2010)

10.2	Lease Agreement dated November 1, 2010 by and between Orange 21 North America Inc. and The Levine Family Trust

10.3	$1.0 Million promissory note issued on November 1, 2010 by Orange 21 North America Inc. in favor of Costa Brava Partnership III, L.P. (incorporated by reference to the registrants Current Report on Form 8-K filed on November 2, 2010)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.