Form 10-K
period 2010-12-31
Orange 21 Inc.
filed 2011-03-25
CIK 932372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the closing price on June 30, 2010 was $3,676,000. As of March 1, 2011, there were 12,706,572 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2011 Annual Meeting of Stockholders.

ORANGE 21 INC. AND SUBSIDIARIES

2010 FORM 10-K

PART I

Item 1. Business

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. All statements in this report, other than those that are purely historical, are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Forward-looking statements in this report include, without limitation, statements regarding:

•	our ability to increase sales levels;

•	our ability to manage expense levels;

•	competition and the factors we believe provide us a competitive advantage;

•	the importance of our ability to develop new and/or innovative products;

•	product line extensions and new product lines;

•	the importance and effectiveness of marketing our products;

•	the effect of seasonality on our business;

•	the importance of our intellectual property;

•	our efforts to protect our intellectual property;

•

the sufficiency of our existing sources of liquidity and anticipated cash flows from operations to fund our operations, capital expenditures and other working capital requirements for the next 12 months; and

•	the circumstances under which we may seek additional financing and our ability to obtain any such financing.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include those described in Item 1A of Part I of this report under the caption “Risk Factors,” as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Spy Optic™ and Spy™ are the registered trademarks of Orange 21 Inc. and its subsidiaries. O’Neill™, Margaritaville™, Melodies by MJB™ and other brands, names and trademarks contained in this report are the property of their respective owners.

We were incorporated as Sports Colors, Inc. in California in August 1992. From August 1992 to April 1994, we had no operations. In April 1994, we changed our name to Spy Optic, Inc. In November 2004, we reincorporated in Delaware and changed our name to Orange 21 Inc. The information contained in, or that can be accessed through, our website is not a part of this report. References in this report to “we,” “our,” “us” and “Orange 21” refer to Orange 21 Inc. and its subsidiaries, Orange 21 North America Inc. (“O21NA”), O21 Europe S.r.l. (“O21 Europe”) and LEM S.r.l. (“LEM”), except where it is made clear that the term means only the parent company.

Overview

We are a multi-branded designer, developer and distributor of premium sunglasses and goggles. We began as a grassroots brand in Southern California and entered the action sports and lifestyle markets with innovative and performance-driven products and an authentic connection to the action sports and lifestyle markets under the Spy Optic™ (“Spy™”) brand. In September 2009, we entered into a licensing agreement with O’Neill Trademark BV (“O’Neill”) to develop and sell O’Neill™ branded eyewear. In February 2010, we entered a licensing agreement with Margaritaville Eyewear, LLC to design, manufacture and sell eyewear under the brand, Margaritaville™. In May 2010, we entered into a licensing agreement with Rose Colored Glasses LLC to design, manufacture and sell a signature line of premium fashion eyewear under the “Melodies by MJB™” brand.

We currently have two wholly owned subsidiaries, one incorporated in Italy, O21 Europe, formerly known as Spy Optic S.r.l., and one incorporated in California, Orange 21 North America Inc. formerly known as Spy Optic, Inc. Spy Optic S.r.l. changed its name to Orange 21 Europe S.r.l. effective October 13, 2009. Spy Optic, Inc. changed its name to Orange 21 North America Inc. effective January 11, 2010.

Until December 31, 2010, we also wholly owned LEM. On December 31, 2010, we completed the sale of 90% of the capital stock of LEM to two LEM employees and two third party suppliers of LEM (“Purchasers”). We continue to hold a 10% interest in LEM. LEM was, is currently and will continue to be one of our manufacturers of sports eye glasses for at least several years. Due to minimum purchase commitments, we believe that there will be significant cash flows to LEM for the next two years and in accordance with applicable accounting guidance, we have included the results of operations of LEM in our Consolidated Statement of Operations and not as a discontinued operation for the years ended December 31, 2010 and 2009. We have deconsolidated LEM from our Consolidated Balance Sheet as of December 31, 2010 and have recognized a loss of $1.4 million on the transaction. We have no further loss exposure with respect to LEM’s profits or losses. Any future loss is limited to the fair value of the remaining 10% investment in LEM, $2,000.

Target Markets

Action Sports Lifestyle Brands

We design, develop and market premium products for the action sports, motor sports, snow sports and their attendant lifestyle markets of fashion, music and entertainment. Our principal products, sunglasses and goggles, are marketed primarily under the brands Spy™ and O’Neill™. We have built our brands by developing innovative, proprietary performance-based products that utilize high-quality materials and optical lens technology of the highest style, quality and value. Our products are available in approximately 3,000 retail locations in the United States and Canada, and internationally through approximately another 3,000 retail locations supported by our international staff and distributors. We have developed collaborations with important multi-store action sport, sporting goods, sunglass specialty and lifestyle retailers in the United States and Canada and other strategically selected, individually owned and operated specialty retailers focusing on the surfing, skateboarding, snowboarding, snow skiing, motocross, wakeboarding and mountain biking.

For the Spy™ and O’Neill™ brands, we focus our marketing and sales efforts on the action sports, motor sports, snow sports and lifestyle markets, and specifically, persons ranging in age from 17 to 35. We separate our eyewear products into two groups: sunglasses, which includes fashion, performance sport and women-specific sunglasses, and goggles, which includes snow sport and motocross goggles. In addition, we sell branded sunglass and goggle accessories. In managing our business, we are particularly focused on ensuring that our product designs are keyed to current trends in the fashion industry, incorporate the most advanced technologies to enhance performance and provide value to our target market.

Other Lifestyle Brands

In February 2010, we further diversified our brand portfolio by partnering with Jimmy Buffett and his Margaritaville™ brand for eyewear. Mr. Buffett has developed the Margaritaville™ brand into a commercially successful brand platform built around the island culture lifestyle and music. The Margaritaville™ brand has enjoyed a successful track record with its sales of attire, foods, spirits and party/tailgate essentials. The Margaritaville™ brand attracts a diverse customer base aged 18 to 55 years with equal participation from men and women.

In May 2010, we entered into an agreement with Mary J. Blige, Interscope Geffen A&M Records, and its Chairman, Jimmy Iovine, to develop Melodies by MJB™, a signature line of fashion sunglasses. Nine-time Grammy Award winner Blige has sold more than 40 million albums in a career spanning almost two decades. Melodies by MJB™ serves a young upper-middle class female demographic, aged 18 to 45 years. Men, aged 18-40, are a secondary target consumer for Melodies by MJB™ with a product line that includes several unisex pieces that cater to both men and women.

Business Strategy

Our long-term goal is to capitalize on the strengths of our consumer brands by providing consumers with stylish, high-quality, performance-driven products. We seek to differentiate our brands by offering product lines that emphasize authenticity, functionality, quality and comfort. In pursuit of this goal, we are pursuing the following operating and growth strategies.

Operating Strategy

•

Drive Product Demand Through Premium Quality and Innovative Design.    We believe our reputation for premium quality, innovation and technical leadership distinguishes our products from those of our competitors and provides us with significant competitive advantages. Our sunglasses are forged from materials such as grilamid, propionate and acetate, which we believe are superior to the materials used by many of our competitors. These materials provide product characteristics such as flexible sport frames, more comfortable fashion frames and, in the case of acetate, allow us to hand cut and polish our fashion frames. Our use of hand painting techniques and specialized trims, including metal logos, hinges and temple plates, help us to create unique premium sunglasses and goggles. We intend to continue developing innovative styles and products in order to preserve and strengthen our action sports and other lifestyle brands.

•

Sustain Brand Authenticity.    To sustain the authenticity of our action sports brands, our grassroots marketing programs feature advertising in action sports and lifestyle media at a global level, participation in and sponsorship of events and sponsorship of action sports athletes. Our advertising campaign, found in print media such as Surfer, Transworld Snowboarding and Alliance Wakeboard magazines, fuses athletes, lifestyle, innovative product photography and our unique style. Our approach to event marketing utilizes our Spy™ branded vehicles to showcase our products and athletes at events such as the Eastern Surfing Association, X Games, Wakestock, the U.S. Open of Surfing and the Whistler Ski and Snowboard Festival.

•

Actively Manage Retail Relationships.    We manage the retail sales process by monitoring customer sales and inventory levels by product category and style with the objective of ensuring optimal brand representation and product offerings. Our sales programs, including in-store clinics, point-of-purchase displays and marketing materials are designed to assist our authorized retailers in promoting the authenticity of our brands and products and maximize the implementation of our consumer marketing initiatives. We plant to continue to develop strategic partnerships with brand enhancing specialty and national retailers that to help ensure brand authenticity and maximum point of sale opportunities. As a result, we believe we generally have excellent relationships with our retailers, which help us influence the assortments and positioning of our brands at retail.

Growth Strategy

•

Expand Domestic Distribution and Brand Recognition Outside of California.    We believe opportunities exist to increase our sales outside of California by building tight partnerships with our key retailers through brand management, product positioning and managing account expectations for turn and profitability.

•

Expand International Distribution.    We believe opportunities exist to increase our sales outside of the United States. To increase the distribution of our products on a global basis, we have utilized different distribution models based on the needs for each individual territory. The two current distribution models are Direct and Traditional Distribution.

Direct: This model is currently utilized in five countries (France, Italy, Spain, Germany and Austria). This model emulates the distribution model we currently use in the United States. We hire a sales force and sell products directly to our dealer network within these countries. We believe this model provides the best opportunity to accelerate growth within these countries, but it also requires the most upfront investment to establish the dealer network, sales force and internal infrastructure.

Traditional Distribution: This model is currently utilized in 35 countries. This model allows us to sell products within certain countries without making a substantial investment in that country. Products are sold to an authorized distributor in the country who in turn provides all sales, service, marketing and accounting functions for the dealer base within that country. The effectiveness of this model is directly related to the effectiveness of the distribution partners in the relevant markets. We are currently evaluating all partners with the objective of making appropriate necessary changes to maximize returns.

We are continuously evaluating alternative distribution models with the goal of increasing our international sales.

•

Introduce New Products Under Our Existing Brands.    We intend to increase our sales by developing and introducing new products under our existing brands that embody our standards of design, performance, value and quality. We have expanded our women’s product line in both the United States and international markets. Additionally, we have expanded our handmade products and launched several product lines within the optical prescription eyewear market through our international sales channels. We plan to continue to introduce new eyewear product lines, such as fashion and sport-lifestyle frames, and product lines with premium lenses and special limited edition collections.

•

Continue to Build or Potentially Acquire New Brands.    We intend to focus on developing or, potentially, acquiring new brands that we believe complement our action sports and other lifestyle brands. We believe that brand acquisition opportunities currently exist in the action sports and lifestyle markets that would allow us to expand both our product offerings and our target demographics.

Products

We design, develop and market premium eyewear products, apparel and accessories. Our current eyewear product matrix consists of seven product categories, including fashion sunglasses, women-specific sunglasses, performance sport sunglasses, snow sport goggles, motocross goggles, accessories and prescription glasses.

Fashion Sunglasses

We currently offer 50 models of fashion sunglass products. The majority of our fashion sunglass frames are constructed of propionate or acetate, which enable us to produce smooth, dense products that are adjustable to the contours of each individual’s face and are very comfortable to wear. We believe we are one of the few brands in the action sports and lifestyle markets to offer high-quality fashion sunglass frames constructed from propionate or acetate. These frames are engineered utilizing a wide variety of unique colorations and color fades that are created and/or polished for a high-gloss finish. The majority of our fashion sunglass frames, including all color fades, are hand painted in Italy and China. We also incorporate adjustable wire-core temples into ten of our fashion sunglass products so that our sunglass frames will provide a more custom fit for each individual. In addition, we offer metal sunglass frames and eyewear forged from pliable yet strong monel alloy, a metal compound made from nickel, silver and aluminum. Retail prices for these models range from $70 to $225.

Women-Specific Sunglasses

We currently offer 16 models of women-specific sunglass products. These models are constructed of propionate or acetate, which are engineered utilizing a wide variety of unique colorations and color fades that are polished for a high-gloss finish. Other materials utilized in this product line include grilamid and monel alloy. Retail prices for these models range from $85 to $225.

Performance Sport Sunglasses

We currently offer five Spy™ branded performance sport sunglass products, which are designed to meet the demands of action sports athletes while offering innovative styling. The frames are constructed from injection-molded grilamid, a lightweight material that is shatter-resistant and remains pliable in all weather conditions. These models incorporate our patented Scoop™ airflow technology, contain our ARC™ lenses and are engineered to incorporate interchangeable lenses. Most models also are available with our Trident™ polarized lenses and Hytrel rubber on the bridge and temple tips of the frames to prevent slippage. Retail prices for these models range from $90 to $150.

Snow sport Goggles

We currently offer ten models of snow sport goggle products. Our snow sport goggle models are constructed of injected polyurethane, anti-fog lens construction and hypoallergenic foam, and offer 100% ultraviolet, or UV, protection. Select styles incorporate our patented Scoop™ airflow technology, Optics by Carl Zeiss Vision, Isotron™ face foam with Dri-Force™ Fleece. Three of the Spy™ models and one O’Neill™ model utilize our ARC™ spherical, dual-lens system and the other models utilize cylindrical, dual-pane lens technology. All of our goggles are helmet compatible. Retail prices for these models range from $40 to $150.

Motocross Goggles

We currently offer four models of motocross goggles products. Similar to our line of snow sport goggles, our motocross goggles are constructed of injected polyurethane and incorporate our patented Scoop™ airflow technology, Isotron™ face foam and Lexan hard-coated scratch-resistant lenses. For perspiration absorption, we use either our moisture-wicking Dri-Force™ fleece, which is bonded to our Isotron™ face foam, or our two-stage Sweat Absorption System. All of the models of motocross goggles utilize our high-quality, anti-fog coating and are compatible with tear-off lens systems. Retail prices for these models range from $30 to $65.

Accessories

We offer a full range of motocross accessories as well as sport sunglass and snow sport goggle lens replacement kits, which enable consumers to interchange the color of lenses in our performance eyewear products to adjust to various light conditions. Retail prices for our accessories range from $18 to $125.

Prescription glasses

We have 12 unisex prescription eyewear frames, made in Italy and China of hand-milled acetate and monel alloy. These frames are currently available only in European countries and retail prices for these frames range between 140 Euros to 160 Euros.

Sales and Distribution

Our distribution strategy is based on our belief that the integrity and success of our brands is dependent on strategic growth and careful selection of the retail accounts where our products are merchandised and sold. We sell our products in approximately 3,000 retail locations in the United States and Canada and internationally through approximately another 3,000 retail locations serviced by our staff and our international distributors. Our success at building a distribution strategy that focuses on the action sports and lifestyle markets has been critical to developing new channel business and fostering stronger businesses with our current national account partners. We believe the largest growth opportunity for our brands is expanding our presence outside of California and increasing sales into additional sporting goods, sunglass specialty and optical retailers around the globe. As a result, we intend to focus substantial resources towards growing sales of our products to these types of retail accounts.

Domestic Sales and Distribution

We sell our products to retailers who merchandise our products in a manner consistent with the image of our brands and the quality of our products. We have developed collaborations with important multi-store action sport, sporting goods, sunglass specialty and lifestyle retailers in the United States and Canada, such as Zumiez, Inc., Tilly’s, Ron Jon Surf Shops, Sport Chalet, Sunglass Hut, Dick’s Sporting Goods, Spareparts and Sport Chek, and other strategically selected, individually owned and operated specialty retailers focusing on the surfing, skateboarding, snowboarding, snow skiing, motocross, wakeboarding and mountain biking. We began marketing and selling the O’Neill™ brand following our entry into a license agreement with O’Neill Trademark BV in 2009. We have entered into dealer arrangements with our retailers; however, these arrangements do not contain minimum purchase commitments and can be terminated by either party at any time. As of December 31, 2010, our domestic sales force consisted of approximately 48 independent, non-exclusive field sales representatives, 14 sub-sales representatives, one vice president of sales, six regional sales directors or managers and 15 internal sales and customer service representatives.

We require our retailers and distributors to maintain specific standards in representing our brands at the point of sale, including minimum inventory levels, point-of-purchase branding, authorized dealer identification and an agreement designed to ensure that store inventory is consistent with our current product collection. Our retailers also must agree not to resell or divert products through unauthorized distribution channels. To preserve and enhance our brands, retailers not adhering to strict guidelines are coached to ensure compliance to such guidelines. Retailers that are not able to comply with such guidelines are eliminated from our authorized dealer network.

We understand that our retail partners represent the connection between our brands and the consumer; therefore, we have focused on building strong relationships with all of the top accounts and their senior management, buyers, merchandisers and retail sales staff. Our retail marketing and sales support teams work to ensure that our sales representatives and retailers have the tools, knowledge and support to sell our products. We provide dealer catalogs, clinic tools, displays, point-of-purchase materials, dealer mailings, sales representative training and an in-house support staff designed to ensure that we focus on all aspects of selling our products and building relationships with our retailers. We also utilize Spy™ branded support vehicles operated by key sales and marketing representatives. These vehicles help promote our Spy™ brand at regional action sports events and provide a variety of retailer support services, including merchandising and onsite training.

International Sales and Distribution

Our products are currently sold in over 40 countries outside of the United States and Canada. Net sales to foreign countries accounted for 28% and 30% of our total net sales for the years ended December 31, 2010 and 2009, respectively. All of our sales, marketing and distribution activities outside of the United States and Canada are currently serviced directly by our wholly owned European subsidiary, O21 Europe, located in Varese, Italy. Our international sales are generated by our direct sales force (France, Italy, Spain, Germany and Austria) and our international distributors. Our direct sales force consists of 13 independent sales reps and one sales agency in France for Optical Distribution channel. Our international distributors utilize an independent or hired sales force consisting of over 100 non-exclusive sales representatives in Europe, Middle East and Africa (“EMEA”), Asia Pacific and South American regions. These distributors help us ensure that each region is provided with the marketing, sales support and product mix that is complementary to the needs of retailers within their respective territories.

In addition to our traditional distribution model, we utilize another method of international distribution that does not rely exclusively upon our international distributors and their sales representatives. This method of international distribution consists of targeting sales territories where product demand is expected to support the establishment of direct operations in such territory, which we refer to as our Dealer Direct program. This program utilizes regional independent or agency sales representatives that provide all on-site retail services, while we provide all marketing, accounting and fulfillment operations. Fulfillment services can be provided by our United States or Italy based distribution centers, depending on the location of the Dealer Direct territory. We have implemented the Dealer Direct program in France, Italy, Spain, Germany and Austria. We may continue to expand this program in other countries in the future. We regularly evaluate alternative distribution models with the goal of increasing our international sales.

Promotion and Advertising

Action Sports Lifestyle Brands

Our Spy™ and O’Neill™ brands’ marketing, promotions and public relations are all managed by our in-house staff with the assistance of specialized consultants, which is designed to enable us to deliver a targeted, consistent and recognized advertising message across all consumer touchpoints. Our marketing is informed through collaboration with our roster of athletes spread across all disciplines we serve. Our commitment to marketing at the grassroots level in the action sports market and its attendant lifestyle market within fashion, music and entertainment is the foundation of the promotion and advertising of our brands and products. We focus our marketing efforts on the youth culture with an emphasis on 18 to 35 year olds. We seek to increase our brands’ support and influence within the action sports and lifestyle markets through our athlete sponsorship program, web promotions with myriad of media outlets, a variety of consumer print advertising campaigns and grassroots marketing initiatives, such as sponsorship of action sports events and promotional vehicle tours.

We employ managers for the surf, snowboard, motocross, ski and wakeboard sectors of the action sports market, each of whom possesses expertise within his or her specific sport. Many of our managers were professional athletes and remain immersed within their specific sports. Our managers are responsible for selecting sponsored athletes, grassroots marketing and event initiatives, maintaining industry relationships and directing print advertising within their segment. We are extremely selective with athlete sponsorship and seek to sign only athletes who are the right fit for our specific branded point-of-view and exhibit the positive sensibilities of our brands in their athletic pursuits as well as lifestyle. Our athletes must also be able to influence youth culture on a regional or global level. Some of our athletes include: motocross riders Jeremy McGrath, Kevin Windham and Antonio Cairoli; Rally racer Ken Block and NASCAR driver Dale Earnhardt, Jr ; surfers John Florence, Alana Blanchard and Clay Marzo; snowboarders Eero Niemela, Louie Vito and Darrell Mathes; wakeboarders Danny Harf and Bonifay brothers Parks and Shane.

We sponsor national and regional action sports events and employ a Spy™ vehicle-marketing program designed to drive the growth of our Spy™ brand at trade shows and action sports, music and lifestyle events, and to create a dynamic and immersive brand experience.

Our marketing program, which includes our unique print campaign, fuses our positive brand attributes and strong brand iconography with our athletes’ personalities and lifestyles, innovative product photography and our unique style. We enjoy the exposure generated by our athletes as an editorial endorsement of product performance and style, and strategically work with our media partners to tell our branded stories in the most authentic and meaningful ways. We work with major trade magazines, including Transworld Business and Snow Industries of America Daily News, who publish special product reports, including reports featuring our products, in conjunction with international and domestic action sports and power sports trade shows. We attempt to take advantage of this by strategically timing product releases to coincide with these trade shows and eyewear dealers’ purchasing schedules. We also attend relevant major action sport trade shows in North America, Europe and the Asia/Pacific region to promote our brands and products.

Other Lifestyle Brands

Melodies by MJB™

We use a fashion and celebrity public relation firm to integrate our Melodies by MJB™ brand into celebrity-based events, such as television talk shows, magazine, newspaper and television media, blog events, online celebrity events, fashion events, in store appearances, gifting suites and charity benefits. Media coverage on our Melodies by MJB™ fall line has appeared in People, US Weekly, Harper’s Bazaar, Teen Vogue, Marie Claire, OK, InStyle.com, Women’s Wear Daily and Sunglasses Magazine. In addition, our Melodies by MJB™ partners and their staff, place our Melodies by MJB™ brand into the celebrity community and in a wide variety of new music videos by various artists, intending to add to the recognition and demand for Melodies by MJB™.

Our traditional advertising strategy for our Melodies by MJB™ brand includes placing the brand in a mix of fashion print media, urban media and high-end retailer catalogs. We also market online by using key search engine marketing activities, such as paid search ads, key word integration and affiliate marketing, and we advertise the brand on various music-oriented websites, including Ms. Blige’s own website.

To help add to the recognition and demand for Melodies by MJB™, we partner with Ms. Blige and Essence Communications, publishers of Essence magazine and producers of the annual essence festival, on a multi-day celebration of music and African American culture, and we also partner with her record label on Grammy after-parties and album launch parties, and we work with Ms. Blige and her foundation on charity events.

Margaritaville ™ Eyewear

We believe the Margaritaville™ brand offers us diverse opportunities for promotion and marketing as described below:

•

Jimmy Buffet and the Margaritaville™ brand popularity have lead to the development of groups who attach themselves to the laid-back Margaritaville lifestyle in order to raise money for local charities. In the United States, membership in these Parrothead clubs exceeds 30,000 active members. The focus of our marketing efforts is to tap into this brand-centric network.

•

Margaritaville™ brand is interactive with their community of consumers. Margaritaville™ has an event team that promotes the brand at music, lifestyle and retail events. One essential hub of the Margaritaville™ experience is the live Jimmy Buffet concert. Our Margaritaville™ Eyewear brand will be active on the 2011 Jimmy Buffett “Welcome to Fin Land” US tour dates, which currently includes 11 stadium events from May through August 2011.

•

We work with a group known as the Margarillas who act as ambassadors of the Margaritaville™ lifestyle, and represent and showcase our brand at both Margaritaville™ and Jimmy Buffet related events, including Mr. Buffet’s music tour.

•

Margaritaville™ Eyewear is active in social media channels and provides promotions to the fans and followers of the Margaritaville™ and Jimmy Buffet brands on Facebook. This helps us spread the message of events, new products and promotions. Margaritaville™ Eyewear is active on additional social media, including social shopping sites and through Jimmy Buffet related fan sites and blogs.

•

Margaritaville and Mr. Buffet have a station on SiriusXM satellite radio. The station includes radio promotions that promote Margaritaville™ Eyewear in conjunction with Margaritaville™ and Jimmy Buffet events and concerts.

•

Margaritaville™ Eyewear is working with the national body of Parrothead clubs to provide a sales program for Margaritaville™ Eyewear that allows club members to get a pair of Margaritaville™ Eyewear sunglasses and have a portion of their purchase price donated to the club’s local charity of their choice. This program is set to launch late spring 2011. We also participate in regional Parrothead club fundraising activities.

•

Margaritaville™ Eyewear communicates with active Margaritaville customers, inviting them to Margaritaville™ Eyewear related events and providing links to our online retail store at www.margaritavilleeyewear.com.

•

We also plan co-branded promotions with Margaritaville™ brand partners. Branded cross promotions include working with Margaritaville™ foods, Margaritaville™ beverages, Margaritaville™ footwear and apparel. In addition, Margaritaville™ restaurants, hotels and casino properties will showcase, sell and cross promote Margaritaville™ Eyewear to help market the brand.

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

•

In order to respond effectively to changing consumer preferences, we attempt to stay abreast of emerging lifestyle and fashion trends in the action sports and lifestyle markets. Our design team regularly monitors regional and global fashion in order to identify trends that may be incorporated into future product designs.

•

Every eyewear design starts with a hand-drawn sketch, which is then converted into a computer-rendered technical drawing. The computer-rendered technical drawing is then fabricated into a hand-finished prototype. This prototype is extensively analyzed and measured through laboratory and field-testing to ensure that it reflects the design integrity of the original sketch and that the fit meets our standards. In addition, we often incorporate key changes and improvements for our eyewear through input from our sponsored athletes, sales representatives, managers and employees. Once the prototype is thoroughly tested and optimized, the design is translated into a hand-polished, steel injection-mold or a “tool” for handmade product.

•

We believe we differentiate our products from those of our competitors by incorporating innovative designs, advanced optical technology, and premium components and materials. In certain instances, we believe that such innovations have allowed us to grow consumer acceptance of our products with only nominal increases in manufacturing costs. We believe that the experience of our design team will help us maintain our position as having one of the leading brands in the action sports and lifestyle markets and help us expand the scope of our product lines.

Research and development expenses during the years ended December 31, 2010 and 2009 were approximately $1,539,000 and $1,145,000, respectively.

Product Technologies

Scoop™ Airflow Technology

Our patented airflow system is referred to as Scoop™ airflow technology. The Scoop™ ventilation system forces air through strategically placed vents on goggle and sunglass frames, which reduces pressure and eliminates fogging. Our Scoop™ technology is protected by four U.S. patents. Currently, we license our Scoop™ technology to one other sunglass company on a non-exclusive basis. During the years ended December 31, 2010 and 2009, we received minimal royalty revenue from this sunglass company.

Sunglass Lens Technology

Our Accurate Radius Curvature, or ARC, prismatic lenses are utilized in most of our sunglass frames and are designed to provide optically correct, distortion-free vision and a total absence of prismatic aberration and astigmatism. Our ARC™ lens becomes thinner as it moves away from the optical center of the lens. This feature is designed to complement the natural curvature of the human eye to provide clarity at all angles of vision, eliminate distortion and selectively filter out light waves that cause eye fatigue and discomfort. The lens properties, combined with high-quality, vacuum-applied surface coatings, are designed to manipulate the light spectrum to ensure maximum visual performance with no distortion. We also offer a number of surface coatings to achieve different lens colors by absorbing and reflecting different wavelengths in the light spectrum. In addition, we integrate filtering agents into our lens manufacturing process, which is designed to provide eye protection in every type of environment. All of our lenses provide complete UV protection, including UVA, UVB, and UVC energy, and are designed to protect against the harmful effects of solar radiation.

Some of our products incorporate high-quality injected polarized lenses. Our Trident polarized lenses are designed to diffuse glare through the use of a highly advanced polarizing filter placed between two injected lens layers.

Snow sport Goggle Technology

•

ARC™ Spherical Goggle Lenses.    Our ARC™ spherical goggle lenses employ the same technology as our sunglass lenses. Our goggle lenses consist of an integrated dual lens system that is designed to enable the inner lens to conform to body temperature and the outer lens to conform to environmental temperature to eliminate fogging of the lenses. The outer lens is a high-density, scratch-resistant injected ARC™ polycarbonate lens. The thermal spacer between the two lenses consists of an engineered acrylic-based bonding agent and closed-cell 3M foam gasket. The inner lens is made of spherically thermoformed, anti-fog impregnated propionate.

•

Isotron™ Foam.    The interior lining of our snow sport goggles where they make contact with an individual’s face, which we refer to as Isotron foam, is engineered from high-quality, ergonomic thermoformed foam designed to provide each user with a comfortable, custom fit and a superior seal around his or her face. On several models our Isotron foam is designed to work in conjunction with our Dri-Force™ fleece to wick moisture away from an individual’s face.

•

Optics by Carl Zeiss Vision.    During 2010 we introduced this lens technology to the Soldier, Bias and the new Platoon. We collaborated with Optics by Carl Zeiss Vision on this technology. This lens program is designed to provide optical performance, clarity and toughness for lens tints and mirror in all conditions.

Motocross Goggle Technology

•

Engineered Visual Optics.    We use Lexan hard-coated, scratch-resistant extruded lens material on all of our motocross goggles. We also impregnate a high-quality anti-fog coating into the internal surface of the lenses on our motocross goggles. The hard coating on the external surface of our lenses is designed to prevent scratching.

•

Tear-Offs.    We offer engineered thin, antistatic, low-haze tear-off lens sheets to be used with our motocross goggles to help riders retain a clear field of vision. The tear-off lens sheets are designed to enable a rider to stack them onto the goggle lens and tear them off while riding in order to maintain a clear field of vision without having to wipe off the goggle lens.

•

Sweat Absorption System.    We have developed a two-stage moisture-wicking system that absorbs significantly more perspiration than our standard fleece-lined Isotron foam, which we refer to as Sweat Absorption System, or SAS. Our SAS consists of a removable pad which can be replaced to prevent perspiration from entering a user’s eyes. We have obtained a U.S. patent for our SAS two-stage moisture wicking system for use in goggles.

•

Isotron™ Foam.    Our motocross goggles, like our snowboard goggles, utilize our Isotron foam designed to create a comfortable, ergonomic fit and superior seal around an individual’s face. All of our motocross goggles also utilize high-density filter foam which is designed to prevent dust and dirt from entering the rider’s field of vision and to enhance air circulation to minimize fogging of the lens.

Manufacturing

A majority of our sunglass products are manufactured at LEM in Italy and one manufacturer in China. Our sunglass manufacturing process begins with fabrication of the eyewear frames. The final mold for each model of our eyewear products is injected with intensely heated materials, such as grilamid or propionate. The components of each frame are then placed in a wood chip or ceramic chip tumbling machine designed to ensure that every frame piece is smooth. After the tumbling process, the frames are washed in high-speed ultra-sonic vibration machines to clean them prior to the inspections, polish and painting process.

Our painting process includes up to five layers of paint. Each of these layers includes a multi-day painting, drying and curing process. We also hand set all of our polished metal logos and accents.

Once the assembly process is completed, we test all of our products for optical clarity based on United States, European and Australian standards. The American National Standards Institute and the American Society for Testing and Materials have established specific testing criteria for eyewear. These tests analyze product safety and provide quantitative measure of optical quality, UV protection, light transmission and impact resistance. In addition, we perform a broad range of eyewear durability testing and mechanical integrity testing that includes extremes of UV, heat, condensation and humidity. Our testing process also utilizes a laser-based lens testing technique to test whether our lenses meet a variety of optical distortion standards. After lens testing, each product is inspected for paint quality, fit, finish and overall appearance.

A majority of our goggle frames are manufactured by OGK. Our goggle manufacturing process begins with the fabrication of the goggle frame. The final mold for each goggle model is injected with intensely heated polyurethane. The frame components are then washed using a cleaning process that is designed to ensure secure paint adherence. After cleaning, each frame is subjected to our painting process, which can include up to four layers of paint and often includes printing custom paint designs. Several key components of our products are assembled using overmolding or a sonic welding process to help secure the bond between materials, and all of our metal logos and details are hand painted and set into the frame.

Once the assembly process is completed, we test our goggles against all international directives for goggle safety and performance. These directives analyze product safety by testing for optical clarity, impact resistance, anti-fog protection, light transmission, UV protection and quality of frame materials. In addition to independent laboratory testing, we perform testing at each of our manufacturers, including analyzing our goggles for product strength, wear and accelerated weather testing. Prior to shipment, each goggle is inspected for paint quality, fit, finish and overall appearance.

Each of our apparel and accessory manufacturers is carefully selected based upon quality standards, manufacturing methods and ability to produce custom designed products. All apparel and accessories are manufactured to exacting standards and specifications using high-quality materials. Treatments and fits are carefully inspected upon receipt, and products that do not fall within our specification sheets are rejected. To help ensure quality, we require our manufacturers to source specific materials.

Customers

Our products are currently sold in the United States, Canada and in 40 other countries around the world. Our customer base reflects our heritage and influence across the action sports and lifestyle markets and a distribution strategy which focuses on action sport, sporting goods, sunglass specialty and lifestyle retailers. Our net sales are spread over a large customer base. No single customer or group of related customers accounted for more than 10% of our net sales during either of the years ended December 31, 2010 or 2009.

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

Intellectual Property

We use a combination of patent, trademark, copyright, trade secret and trade dress laws, as well as confidentiality agreements, to aggressively protect our intellectual property, including product designs, product research and development and recognized trademarks. We believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our products, in identifying our brand and in distinguishing our products from those of our competitors. We have six U.S. utility patents with respect to our products as follows: one regarding our sports goggle (expires in 2022); four regarding our Scoop® airflow technology (expire between 2012 and 2015); and one regarding our screen for eye protection goggles (expires 2025). We have 27 U.S. design patents with respect to our products as follows: 24 regarding our sunglasses (expire between 2011 and 2023); one regarding one of our goggles (expires in 2013); and two regarding certain of our sunglass cases (expire in 2011). We are continuing to file patent applications on our inventions that are significant to our business and pursue significant trademarks where applicable.

Our federally registered trademarks include: Spy, SpyOptic, EyeSpy, Windows For Your Head, Scoop, Delta Photochromic, Dri-Force, ARC, a “trident” design, Plus System, Gemini, Mosaic, Prodigus Metal Alloy, Zed, Haymaker, Selectron, Double Decker, Hielo, Logan, HSX, MC2, Decker, Viente, Dirty Mo, a “triangle with cross” design, a “cross with bar” design, and three “cross” designs; and our unregistered or pending marks include: Spy (various), Orange 21 North America, and Tron. We seek to dissuade counterfeiting by monitoring the global marketplace through our staff and services provided by outside firms that specialize in anti-counterfeiting measures. Our employees, sales representatives, distributors and retailers also help us to police against infringing products by notifying us of any suspect products, confiscating counterfeit products and assisting law enforcement agencies. Our sales representatives are also educated on our patents and trade dress and assist in preventing potentially infringing products from obtaining retail shelf space.

Competition

Action Sports and Lifestyle Brands (Spy™, O’Neill™, Margaritaville™ Eyewear and Melodies by MJB™)

Spy™ and O’Neill™ compete with sunglass and goggle brands in various niches of the action sports market including Ray-Ban, Dragon Optical, Anon Optics, Von Zipper, Electric Visual, Arnette, Oakley, Scott and Smith Optics. We also compete with broader lifestyle brands that offer eyewear products, such as Quiksilver and Fox. In both markets, we compete primarily on the basis of design, performance, price, value, quality, brand name, marketing and distribution.

Melodies by MJB™ competes in the broader fashion sector of the eyewear market, which is inclusive of many designer and optical brands. The factors in the fashion sector of the market include trend forward product and design, brand recognition, distribution channels and product range. Brands in this sector of the market include Marc by Marc Jacobs, Tori Burch, Chanel and celebrity endorsed lines.

Margaritaville™ eyewear competes in the sunglass specialty sector of the eyewear market, which is inclusive of many established sport performance and specialty brands, including Oakley, Maui Jim, Costa Del Mar, Keanon, Native Eyewear and Ray-Ban. The prevailing qualities and competitive factors in the market include proprietary lens and frame technology, brand relevance, sport specific application and specialty distribution.

Segments

Prior to deconsolidation of LEM on December 31, 2010, (1) we focused our business on two geographic segments: North America (including the U.S. and Canada) and foreign; and (2) we operated in two business segments: distribution and manufacturing. As of January 1, 2011, we will continue to focus our business on the same two geographic segments but only operate in one business segment: distribution. See Note 16 “Operating Segments and Geographic Information,” to our Consolidated Financial Statements for a further description of these segments.

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

Employees

As of December 31, 2010, O21NA and O21 Europe employed 89 full-time employees and two part-time employees, including 79 employees in the United States and 12 employees in the rest of the world. This aggregate number of employees consists of 40 in sales and marketing, 20 in general and administration, three in research and development and 28 in manufacturing support and fulfillment operations. We have never had a work stoppage. We consider our employee relations to be good.

Item 1A. Risk Factors.

You should consider each of the following factors as well as the other information in this report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also refer to the other information set forth in this report, including our financial statements and the related notes.

Risks Related to Our Business

Economic conditions and the resulting decline in consumer spending could continue to adversely affect our business and financial performance.

Our performance depends on general economic conditions and their impact on consumer confidence and discretionary consumer spending, which have weakened significantly over the past several years and may remain depressed for the foreseeable future. Our business and financial performance, including our sales and the collection of our accounts receivable, may continue to be adversely affected by the current weakness and any future weakness in economic activity and consumer spending in the United States or in other regions of the world in which we do business. Further, economic factors such as a reduction in the availability of credit, increased or continuing unemployment levels, higher fuel and energy costs, rising interest rates, adverse conditions in the housing markets, financial market volatility, recession, reduced consumer confidence, savings rates, acts of terrorism, major epidemics and other factors affecting consumer spending behavior could adversely affect demand for our products. If consumer spending fails to increase, we will not be able to improve our sales. In addition, reduced consumer spending may cause us to lower prices or suffer increases in product returns, which would have a negative impact on gross profit.

Current economic conditions could adversely impact our liquidity and our ability to obtain financing, including counterparty risk.

On February 26, 2007, O21NA entered into a Loan and Security Agreement (the “Loan Agreement”) with BFI Business Finance (“BFI”) with a maximum borrowing capacity of $5.0 million, which was extended to $8.0 million and then reduced to $7.0 million on April 30, 2010. In addition, on December 20, 2010, we issued a $7.0 million promissory note to Costa Brava Partnership III, L.P. (“Costa Brava”) due December 31, 2012. The Chairman of our Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava. The promissory note replaced the $3.0 million, $1.0 million and $1.0 million promissory notes issued to Costa Brava in March 2010, October 2010 and November 2010, respectively, as well as provided for an additional $2.0 million in new loan proceeds. The additional $2.0 million in loan proceeds from the new promissory note were used for working capital purposes. The promissory note is subordinated to our Loan Agreement with BFI.

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

We sell a majority of our products in transactions denominated in U.S. Dollars; however, we purchase a substantial portion of our products from one of our manufacturers in transactions denominated in Euros. As a result, the weakening of the U.S. Dollar during 2009 caused our cost of sales to increase substantially during the year ended December 31, 2009. If the U.S. Dollar further weakens against the Euro in the future, our cost of sales could further increase. We are also exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our Italian subsidiary O21 Europe and due to net sales in Canada. Between January 1, 2009 and March 14, 2011, the Euro exchange rate has ranged from U.S. $1.19 to U.S. $1.51. Between January 1, 2009 and March 14, 2011, the Canadian Dollar exchange rate has ranged from U.S. $0.77 to U.S. $1.03. For the years ended December 31, 2010 and 2009, we had net foreign currency gains of $0.1 million and $0.3 million, respectively, which represented less than one percent of our net sales for each period.

The effect of foreign exchange rates on our financial results can be significant. Therefore we have engaged in the past, and may in the future engage in, certain hedging activities to mitigate over time the impact of the translation of foreign currencies on our financial results. Our hedging activities have in the past reduced, but have not eliminated, the effects of foreign currency fluctuations. Factors that could impact the effectiveness of our hedging activities include the volatility of currency markets and the availability of hedging instruments. The degree to which our financial results are affected has depended in part upon the effectiveness of our hedging activities. As of December 31, 2010, we were not engaged in any foreign currency hedging activities.

We have a history of significant losses. If we do not achieve or sustain profitability, our financial condition and stock price could suffer.

We have a history of losses and we may continue to incur losses for the foreseeable future. As of December 31, 2010, our accumulated deficit was $40.5 million and, during the year ended December 31, 2010, we incurred a net loss of $4.6 million, which includes a $1.4 million loss on the sale of 90% of our ownership of LEM. We have not achieved profitability for a full fiscal year since our initial public offering. If we are unable to maintain or grow our revenues, or if we are unable to reduce operating expenses sufficiently, we may not be able to achieve full fiscal year profitability in the near future or at all. Even if we do achieve full fiscal year profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve full fiscal year profitability within a short period of time, or at all, or if we are unable to sustain profitability at satisfactory levels, our financial condition and stock price could be adversely affected.

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

The action sports and lifestyle markets in which we compete are intensely competitive. Our Spy™ and O’Neill™ brands compete with sunglass and goggle brands in various niches of the action sports market including Ray-Ban, Dragon Optical, Anon Optics, Von Zipper, Electric Visual, Arnette, Oakley, Scott and Smith Optics. We also compete with broader lifestyle brands that offer eyewear products, such as Quiksilver and Fox. Melodies by MJB™ competes in the broader fashion sector of the eyewear market, which is inclusive of many designer and optical brands. Brands in this sector of the market include Marc by Marc Jacobs, Tori Burch, Chanel and celebrity endorsed lines. Margaritaville™ Eyewear competes in the sunglass specialty sector of the eyewear market, which is inclusive of many established sport performance and specialty brands. The most recognizable brands in the zone are Oakley, Maui Jim, Costa Del Mar, Keanon, Native Eyewear and Ray-Ban. In all markets, we compete primarily on the basis of fashion trends, design, performance, value, quality, brand recognition, marketing and distribution channels.

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

If our sales management and marketing efforts are not effective, our brands may not achieve the broad recognition necessary to our success.

We believe that broader recognition and favorable perception of our Spy™ and O’Neill™ brands by persons ranging in age from 15 to 35, of our Margaritaville™ brand by persons ranging from 18 to 55 and of our Melodies by MJB™ brand by persons ranging from 18 to 45 is essential to our future success. Accordingly, we intend to continue an aggressive brand strategy through a variety of marketing techniques designed to foster a persistent and authentic presence for our brands in action sports and its attendant lifestyle cultures, including athlete sponsorship, the creation of unique surfing, snowboarding, skateboarding, wakeboarding, and motocross events, vehicle marketing, internet and print media, action sports industry relationships, sponsorship of concerts and music festivals and celebrity endorsements. If we are unsuccessful, these expenses may never be offset, and we may be unable to maintain or increase net sales. Successful positioning of our brands depends largely on:

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

If O21NA defaults on any of its obligations under the Loan Agreement, BFI will be entitled to exercise its remedies under the Loan Agreement and applicable law, which could harm our results of operations and reputation. Additionally, our promissory note to Costa Brava is subordinated to our Loan Agreement with BFI. Pursuant to the terms of a debt subordination agreement, by and between Costa Brava and BFI, Costa Brava has the option to purchase the outstanding amount under the BFI Loan Agreement.

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

We are heavily dependent on our current executive officers and management. The loss of any key employee or the inability to attract or retain qualified personnel, including product design and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell our products and damage our brand. Our future success may also depend on our ability to attract and retain additional qualified management, design and sales and marketing personnel. We do not currently have key man insurance on any of our employees. If our management team is unable to execute on our business strategy, our business may be harmed, which could adversely impact our branding strategy, product development strategy and net sales.

If we are unable to maintain and expand our endorsements by professional athletes, our ability to market and sell our products may be harmed.

A key element of our marketing strategy has been to obtain endorsements from prominent action sports athletes and public personalities to sell our products and preserve the authenticity of our brands. We generally enter into endorsement contracts with our athletes for terms of one to three years. There can be no assurance that we will be able to maintain our existing relationships with these individuals in the future or that we will be able to attract new athletes or public personalities to endorse our products in order to grow our brands or product categories. Further, we may not select athletes that are sufficiently popular with our target demographics or successful in their respective action sports. Even if we do select successful athletes, we may not be successful in negotiating commercially reasonable terms with those individuals. If we are unable in the future to secure athletes or arrange athlete endorsements of our products on terms we deem to be reasonable, we may be required to modify our marketing platform and to rely more heavily on other forms of marketing and promotion which may not prove to be as effective as endorsements. In addition, negative publicity concerning any of our sponsored athletes and public personalities could harm our brands and adversely impact our business.

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

The capacity of our manufacturers to manufacture our products is dependent in substantial part, upon the availability of raw materials used in the fabrication of sunglasses and goggles. Any shortage of raw materials or inability of a manufacturer to manufacture or ship our products in a timely manner, or at all, could impair our ability to ship orders of our products in a timely manner and could cause us to miss the delivery requirements of our customers. As a result, we could experience cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could harm our net sales, results of operations and reputation. Our manufacturers may experience shortages of raw materials and other production delays, which have resulted in, and may in the future result in, delays in deliveries of our products of up to several months.

Any interruption or termination of our relationships with our manufacturers could harm our business.

We purchase a majority of our sunglass products from LEM and one manufacturer in China and a majority of our goggle products are manufactured by OGK in China. We expect to continue to manufacture a majority of our goggles through OGK in 2011. We do not have long-term agreements with any of our manufacturers other than LEM. We cannot be certain that we will not experience difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs and failures to comply with our requirements for the proper utilization of our intellectual property. Most of our manufacturers have extended credit to us and there can be no assurances that they will continue to do so on commercially reasonable terms or at all. If our relationship with any of our manufacturers is interrupted or terminated for any reason, including the failure of any manufacturer to perform its obligations to us, we would need to locate alternative manufacturing sources. The establishment of new manufacturing relationships involves numerous uncertainties, and we may not be able to obtain alternative manufacturing sources in a manner that would enable us to meet our customer orders on a timely basis or on satisfactory commercial terms. If we are required to change any of our major manufacturers, we would likely experience increased costs, substantial disruptions and delays in the manufacture and shipment of our products and a loss of net sales.

Any failure to maintain ongoing sales through our independent sales representatives or maintain our international distributor relationships could harm our business.

We sell our products to retail locations in the United States and internationally through retail locations serviced by us through our direct sales team and a network of independent sales representatives in the United States and Canada, and through our international distributors. We rely on these independent sales representatives and distributors to provide customer contacts and market our products directly to our customer base. Our independent sales representatives are not obligated to continue selling our products, and they may terminate their arrangements with us at any time with limited notice. We do not have long-term agreements with all of our international distributors. Our ability to maintain or increase our net sales will depend in large part on our success in developing and maintaining relationships with our independent sales representatives and our international distributors. It is possible that we may not be able to maintain or expand these relationships successfully or secure agreements with additional sales representatives or distributors on commercially reasonable terms, or at all. Any failure to develop and maintain our relationships with our independent sales representatives or our international distributors, and any failure of our independent sales representatives or international distributors to effectively market our products, could harm our net sales.

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

Since we sell our products internationally and are dependent on foreign manufacturing in Italy and China, we also are dependent on the laws of foreign countries to protect our intellectual property. These laws may not protect intellectual property rights to the same extent or in the same manner as the laws of the U.S. Although we will continue to devote substantial resources to the establishment and protection of our intellectual property on a worldwide basis, we cannot be certain that these efforts will be successful or that the costs associated with protecting our rights abroad will not be significant. We have been unable to register Spy™ as a trademark for our products in a few selected markets in which we do business. In addition, although we have filed applications for federal registration, we have no trademark registrations for Spy™ for our wearing apparel products currently being sold.

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

We have launched new brands, which, if not successful, could have an adverse affect on our business and finances.

We have recently entered into trademark license agreements to establish our new brands, Melodies by MJB™, Margaritaville™ and O’Neill™. Certain of the license agreements related to these brands require us to make minimum royalty payments, which we are required to pay whether or not we are able to turn the licensed trademark into a successful product offering. In addition, each new product offering that we manufacture and market involves significant capital investment. We can make no assurance that our recent and future product offerings will gain market acceptance or become profitable. Failure to make any particular product offering successful may result in the loss of our initial investment, the diversion of our managements’ and employees’ attention away from our core brand, Spy™ and the loss of the minimum royalty payments that we will be obligated to pay for the life of the applicable trademark license. These risks, if they occur, could cause a material adverse effect on our business and finances.

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

The trading price of our common stock fluctuates due to the factors discussed in this section and elsewhere in this report. For example, between January 1, 2009 and March 14, 2011, our stock has traded as high as $2.20 and as low as $0.25. In addition, the trading market for our common stock may be influenced by the public float that exists in our stock from time to time. For example, although as of March 14, 2011 we have approximately 12.7 million shares outstanding, approximately 9.7 million, or approximately 77%, of those shares are held by ten stockholders. If any of those investors were to decide to sell a substantial portion of their respective shares, it would place substantial downward pressure on our stock price. We also have 2,038,776 shares of our common stock reserved for the exercise of outstanding stock options, of which 881,269 were fully vested and exercisable as of December 31, 2010. Most of our outstanding shares may be sold on the open market, subject to certain volume and other limitations on shares held by affiliates pursuant to Rule 144 pursuant to the Securities Act of 1933, as amended.

Our common stock now trades on the over-the-counter market, which may impact the liquidity of our common stock and our ability to raise additional capital.

Our common stock is currently quoted on the OTC Bulletin Board. Selling our common stock may be difficult because the limited trading market for our shares on the over-the-counter market could result in lower prices and larger spreads in the bid and ask prices of our shares, as well as lower trading volume. In addition, our ability to raise additional capital may be limited as a result of limited trading volume.

Our common stock is subject to “penny stock” rules.

Our stock is currently defined as a “penny stock” under Rule 3a51-1 promulgated under the Exchange Act. “Penny stocks” are subject to Rules 15g-2 through 15g-7 and Rule 15g-9, which impose additional sales practice requirements on broker-dealers that sell penny stocks to persons other than established customers and institutional accredited investors. Among other things, for transactions covered by these rules, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, these rules may affect the ability of broker-dealers to sell our common stock and affect the ability of holders to sell their shares of our common stock in the secondary market. To the extent our common stock is subject to the penny stock regulations, the market liquidity for our shares will be adversely affected.

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

Our expense levels in the future will be based, in large part, on our expectations regarding net sales and based on acquisitions we may complete or licensing agreements we may enter into. Many of our expenses are fixed in the short term or are incurred in advance of anticipated sales. We may not be able to decrease our expenses in a timely manner to offset any shortfall of sales.

Because of their significant stock ownership, some of our existing stockholders are able to exert control over us and our significant corporate decisions.

Four of our stockholders and affiliates control over 69% of our outstanding common stock. Directors Seth Hamot and John Pound have direct or indirect control over approximately 43% and 11%, respectively, of our common stock. In addition, Mr. Hamot may convert a portion of a promissory note that he beneficially owns through Costa Brava into 1,000,000 shares of our common stock, which equates to approximately an additional 8% of our currently outstanding common stock. Our current executive officers, directors and their affiliates own or control, in the aggregate, approximately 57% of our outstanding common stock. The interest of these stockholders may differ from that of minority holders. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our corporate headquarters totals 32,551 square feet and is located in Carlsbad, California. On October 21, 2010, we entered into a 38 month lease for this facility, which commenced on November 1, 2010 and has average monthly rent payments of approximately $29,000 per month. We also lease one building in Varese, Italy totaling approximately 9,100 square feet with monthly lease payments of approximately $5,000. This facility is used for international sales and distribution and the lease expires in September 2015.

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

Item 4. (Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market and Holders

Our common stock was traded on the NASDAQ Capital Market under the symbol “ORNG” until March 25, 2010 when we were delisted as a result of noncompliance with NASDAQ Listing Rules. Our common stock is now quoted on the OTC Bulletin Board under the symbol “ORNG”. At March 14, 2011, there were 72 stockholders of record of our common stock. Many of the holders are brokers and other institutions on behalf of stockholders; therefore, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Dividends

We have never declared or paid any cash dividend on our common stock, nor do we currently intend to pay any cash dividend on our common stock in the foreseeable future. We expect to retain our earnings, if any, for the growth and development of our business. In addition, the terms of our credit facility limit our ability to pay cash dividends on our common stock. A description of our credit facility can be found in this report under Item 7 under the caption “Liquidity and Capital Resources” and Item 8 under the caption “Financial Statements and Supplementary Data”.

Common Stock Prices

On March 14, 2011, the closing sales price for our common stock was $2.07. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock as traded on the NASDAQ or, after March 25, 2010, the Pink Sheets or the OTC Bulletin Board. Quotations for the common stock for periods after March 25, 2010 are market quotations that reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Stock Prices
	High	Low
2010
Fourth Quarter	$1.72	$1.09
Third Quarter	1.75	0.57
Second Quarter	1.00	0.54
First Quarter	1.50	0.25

2009
Fourth Quarter	$0.90	$0.67
Third Quarter	1.50	0.65
Second Quarter	0.96	0.57
First Quarter	0.99	0.41

Securities Authorized for Issuance under Compensation Plans

Set forth in the table below is certain information regarding the number of shares of our common stock that were subject to outstanding stock options or other compensation plan grants and awards as of December 31, 2010.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holders (1)	2,038,776	$1.88	1,390,275

Total	2,038,776	$1.88	1,390,275

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 1 of this report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, our ability to increase sales levels, manage expense levels and other statements regarding matters that are not historical are forward-looking statements. See “Special Note Regarding Forward-Looking Statements” at the beginning of this report.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include those described in Item 1A of Part I of this report under the caption “Risk Factors,” as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Spy Optic™ and Spy™ are the registered trademarks of Orange 21 Inc. and its subsidiaries. O’Neill™, Margaritaville™, Melodies by MJB™ and other brands, names and trademarks contained in this report are the property of their respective owners.

Overview

We are a multi-branded designer, developer, manufacturer and distributor of premium sunglasses and goggles. We began as a grassroots brand in Southern California and entered the action sports and lifestyle markets with innovative and performance-driven products and an authentic connection to the action sports and lifestyle markets under the Spy Optic™ brand. In September 2009, we entered into a licensing agreement with O’Neill Trademark BV (“O’Neill”) to develop and sell O’Neill™ branded eyewear in addition to our existing brand, Spy Optic™ (“Spy™”). In February 2010, we entered a licensing agreement with Margaritaville Eyewear, LLC to design, manufacture and sell eyewear under the brand, Margaritaville™. In May 2010, we entered into a licensing agreement with Rose Colored Glasses LLC to design, manufacture and sell a signature line of premium fashion eyewear under the “Melodies by MJB™” brand.

We currently have two wholly owned subsidiaries incorporated in Italy, Orange 21 Europe S.r.l., formerly known as Spy Optic S.r.l., and one incorporated in California, Orange 21 North America Inc. formerly known as Spy Optic, Inc. Spy Optic S.r.l. changed its name to Orange 21 Europe S.r.l. effective October 13, 2009. Spy Optic, Inc. changed its name to Orange 21 North America Inc. effective January 11, 2010.

Until December 31, 2010, we also wholly owned LEM. On December 31, 2010, we completed the sale of 90% of the capital stock of LEM to two LEM employees and two third party suppliers of LEM (“Purchasers”). We continue to hold a 10% interest in LEM. LEM was, is currently and will continue to be one of our manufacturers of sports eye glasses for at least several years. Due to minimum purchase commitments, we believe that there will be significant cash flows to LEM for the next two years and in accordance with applicable accounting guidance, we have included the results of operations of LEM in our Consolidated Statement of Operations and not as a discontinued operation for the years ended December 31, 2010 and 2009. We have deconsolidated LEM from our Consolidated Balance Sheet as of December 31, 2010 and have recognized a loss of $1.4 million on the transaction. We have no further loss exposure with respect to LEM’s profits or losses. Any future loss is limited to the fair value of the remaining 10% investment in LEM, $2,000.

Action Sports Lifestyle Brands

We design, develop and market premium products for the action sports, motor sports, snow sports and their attendant lifestyle markets of fashion, music and entertainment. Our principal products, sunglasses and goggles, are marketed primarily under the brands Spy™ and O’Neill™. We have built our brands by developing innovative, proprietary performance-based products that utilize high-quality materials and optical lens technology of the highest style, quality and value. Our products are available in approximately 3,000 retail locations in the United States and Canada, and internationally through approximately another 3,000 retail locations supported by our international staff and distributors. We have developed collaborations with important multi-store action sport, sporting goods, sunglass specialty and lifestyle retailers in the United States and Canada and other strategically selected, individually owned and operated specialty retailers focusing on the surfing, skateboarding, snowboarding, snow skiing, motocross, wakeboarding and mountain biking.

For the Spy™ and O’Neill™ brands, we focus our marketing and sales efforts on the action sports, motor sports, snow sports and lifestyle markets, and specifically, persons ranging in age from 17 to 35. We separate our eyewear products into two groups: sunglasses, which includes fashion, performance sport and women-specific sunglasses, and goggles, which includes snow sport and motocross goggles. In addition, we sell branded sunglass and goggle accessories. In managing our business, we are particularly focused on ensuring that our product designs are keyed to current trends in the fashion industry, incorporate the most advanced technologies to enhance performance and provide value to our target market.

Other Lifestyle Brands

In February 2010, we further diversified our brand portfolio by partnering with Jimmy Buffett and his Margaritaville™ brand for eyewear. Mr. Buffett has developed the Margaritaville™ brand into a commercially successful brand platform built around the island culture lifestyle and music. The Margaritaville™ brand has enjoyed a successful track record with its sales of attire, foods, spirits and party/tailgate essentials. The Margaritaville™ brand attracts a diverse customer base aged 18 to 55 years with equal participation from men and women.

In May 2010, we entered into an agreement with Mary J. Blige, Interscope Geffen A&M Records, and its Chairman, Jimmy Iovine, to develop Melodies by MJB™, a signature line of fashion sunglasses. Nine-time Grammy Award winner Blige has sold more than 40 million albums in a career spanning almost two decades. Melodies by MJB™ serves a young upper-middle class female demographic, aged 18 to 45 years. Men, aged 18-40, are a secondary target consumer for Melodies by MJB™ with a product line that includes several unisex pieces that cater to both men and women.

Deconsolidation of LEM

In January 2006, we acquired for $6.1 million all of the equity interest of LEM and consolidated it. On December 31, 2010, we completed the sale of 90% of our equity interest in LEM to two LEM employees and two third party suppliers of LEM (“Purchasers”) in exchange for approximately $20,000. In addition, LEM secured the release of our guarantee of certain of LEM’s obligations to a third party and LEM agreed to indemnify us against any liability in connection with such guarantee. We continue to hold a 10% equity interest in LEM. The purchase price and the other terms of the transaction were determined through arms length negotiations between us and the Purchasers on the basis of the parties’ view of the fair value of LEM. LEM was, is currently and will continue to be one of our manufacturers of sports eye glasses for at least several years. The sale was pursuant to the Master Agreement between Orange 21 Inc., its wholly owned subsidiary, O21 Europe, and the Purchasers entered into on December 16, 2010. The Master Agreement provides that we will purchase a minimum amount of certain goods or services from LEM during the years ended December 31, 2011 and 2012, subject to the continued employment by LEM of the two employees that were part of the Purchasers. The minimum purchase amount for the year ended December 31, 2011 is €3,717,617 (US$4,968,595 as of December 31, 2010). The minimum purchase amount for the year ended December 31, 2012 is €1,858,808 (US$2,484,297 as of December 31, 2010).

Due to the minimum purchase commitments, we believe that there will be significant cash flows to LEM for the next two years and in accordance with applicable accounting guidance, we have included the results of operations of LEM in the Consolidated Statement of Operations and not as a discontinued operation for the years ended December 31, 2010 and 2009. We have deconsolidated LEM from our Consolidated Balance Sheet as of December 31, 2010 and have recognized a loss of $1.4 million on the transaction, which is recorded in the Consolidated Statement of Operations under “Other income (expense)”. We have no further loss exposure with respect to LEM’s profits or losses. Any future loss is limited to the fair value of the remaining 10% investment in LEM, $2,000.

The following unaudited pro forma condensed consolidated financial statement of operations for the year ended December 31, 2010 has been presented as if the deconsolidation of LEM had occurred on January 1, 2010.

	Year Ended December 31, 2010 (1)	Unaudited Pro Forma Adjustments (2)	Unaudited Pro Forma Results (3)
Net sales	$34,987	$(4,639)	$30,348
Cost of sales	18,235	(1,870)	16,365

Gross profit (loss)	16,752	(2,769)	13,983
Operating expenses:
Sales and marketing	9,272	(226)	9,046
General and administrative	7,471	(1,098)	6,373
Shipping and warehousing	1,103	(531)	572
Research and development	1,539	(768)	771

Total operating expenses	19,385	(2,623)	16,762

Loss from operations	(2,633)	(146)	(2,779)
Other income (expense):
Interest expense	(606)	118	(488)
Foreign currency transaction gain	141	(2)	139
Other expense	84	(16)	68
Loss on deconsolidation of LEM	(1,441)	271	(1,170)

Total other income (expense)	(1,822)	371	(1,451)

Income (loss) before provision (benefit) for income taxes	(4,455)	225	(4,230)
Income tax provision (benefit)	152	(149)	3

Net income (loss)	$(4,607)	$374	$(4,233)

(1)	Represents the Company’s actual (as reported) condensed consolidated results of operations for the year ended December 31, 2010.

(2)	Represents LEM’s results of operations for the year ended December 31, 2010 and intercompany eliminations. Also includes the adjustment for the loss on sale of 90% of LEM as if it had occurred on January 1, 2010. This information is provided to show the effect of the elimination of LEM's operations from the Company’s business.

(3)	Represents the historical condensed results of operations of the Company and its remaining wholly owned subsidiaries, O21NA and O21 Europe, for the year ended December 31, 2010. As noted above, this table assumes an effective date of January 1, 2010 for the deconsolidation of LEM. Accordingly, while the results of LEM for the year ended December 31, 2010 would be eliminated, the recording of the deconsolidation would result in a loss of $1.2 million on January 1, 2010, which would result in this $1.2 million loss being recorded for the year ended December 31, 2010.

The following unaudited pro forma condensed consolidated financial statement of operations for the year ended December 31, 2009 has been presented as if the deconsolidation of LEM had occurred on January 1, 2009.

	Year Ended December 31, 2009 (1)	Unaudited Pro Forma Adjustments (2)	Unaudited Pro Forma Results (3)
Net sales	$34,238	$(4,854)	$29,384
Cost of sales	20,399	(2,866)	17,533

Gross profit (loss)	13,839	(1,988)	11,851
Operating expenses:
Sales and marketing	7,330	(226)	7,104
General and administrative	7,614	(1,128)	6,486
Shipping and warehousing	1,040	(471)	569
Research and development	1,145	(659)	486

Total operating expenses	17,129	(2,484)	14,645

Loss from operations	(3,290)	496	(2,794)
Other income (expense):
Interest expense	(310)	146	(164)
Foreign currency transaction gain	330	—	330
Other expense	(36)	38	2
Loss on deconsolidation of LEM	—	(2,275)	(2,275)

Total other income (expense)	(16)	(2,091)	(2,107)

Income (loss) before provision (benefit) for income taxes	(3,306)	(1,595)	(4,901)
Income tax provision (benefit)	101	(76)	25

Net income (loss)	$(3,407)	$(1,519)	$(4,926)

(1)	Represents the Company’s actual (as reported) condensed consolidated results of operations for the year ended December 31, 2009.

(2)	Represents LEM’s results of operations for the year ended December 31, 2009, intercompany eliminations and the $2.3 million loss on sale of 90% of LEM as if recorded on January 1, 2009. This information is provided to show the effect of the elimination of LEM's operations from the Company’s business.

(3)	Represents the historical condensed results of operations of the Company and its remaining wholly owned subsidiaries, O21NA and O21 Europe, for the year ended December 31, 2009. As noted above, this table assumes an effective date of January 1, 2009 for the deconsolidation of LEM. Accordingly, while the results of LEM for the year ended December 31, 2009 would be eliminated, the recording of the deconsolidation would result in a loss of $2.3 million on January 1, 2009, which would result in this $2.3 million loss being recorded for the year ended December 31, 2009.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report. The results of operations of LEM are included in our consolidated results of operations discussed below for the years ended December 31, 2010 and 2009.

Years Ended December 31, 2010 and 2009

Net Sales

Consolidated net sales increased 2% to $35.0 million for the year ended December 31, 2010 from $34.2 million for the year ended December 31, 2009. The overall increase is due to the following: (1) the addition of our O’Neill™ and Melodies by MJB™ eyewear lines, (2) an improvement in the economy and consumer confidence between the two periods, (3) an increase in our efforts with certain key accounts and (4) increased focus on close out sales. Sales increased across all customer classes and product lines including snow and motocross goggles and sunglasses at O21NA while O21 Europe experienced slight decreases for sunglass and goggles sales primarily due to financial difficulties with certain dealers. LEM’s third party sales provided for slight increases in goggle sales partly offset by decreases in sunglass sales both due to various customers’ demands for their products.

Sunglass sales represented approximately 72% and 71% of net sales during the years ended December 31, 2010 and 2009, respectively. Goggle sales represented approximately 27% and 28% of net sales during the years ended December 31, 2010 and 2009, respectively. Apparel and accessories represented approximately 1% of net sales during each of the years ended December 31, 2010 and 2009. Domestic net sales represented 72% and 70% of total net sales for the years ended December 31, 2010 and 2009, respectively. Foreign net sales represented 28% and 30% of total net sales for the years ended December 31, 2010 and 2009, respectively.

Cost of Sales and Gross Profit

Our consolidated gross profit increased 21% to $16.8 million for the year ended December 31, 2010 from $13.8 million for the year ended December 31, 2009. Gross profit as a percentage of net sales increased to 48% for the year ended December 31, 2010 from 40% for the year ended December 31, 2009 largely due to: (1) a $3,000 decrease in overhead allocation during the year ended December 31, 2010 compared to a $0.6 million decrease for the year ended December 31, 2009, (2) $0.4 million net decrease in inventory reserves for slow moving and obsolete inventory during the year ended December 31, 2010 compared to a $0.1 million net decrease in inventory reserves during the year ended December 31, 2009, as a result of the sale and disposal of previously reserved inventory, (3) $0.3 million decrease in impairment of property and equipment for molds and tooling no longer in use, (4) higher absorption of fixed costs at LEM as a result of the increase in sales and efficiencies gained through the streamlining of operations and increased sales compared to the year ended December 31, 2009, which was negatively impacted by plant shutdowns and the reduction in employee-related expenses discussed below under “Employee-Related Expenses” and (5) reduction in product costs due to a decrease in the Euro to U.S. dollar exchange rates on product purchased from LEM and a decrease in costs due to the addition of another manufacturer for sunglasses.

Partly offsetting the increases to gross profit margin were the following: (1) a decrease of $0.2 million in sales returns reserve primarily due to the decrease in average returns percentage in the U.S. during the year ended December 31, 2010 compared to a $0.6 million decrease in sales return reserve during the year ended December 31, 2009 mainly due to a decrease in average returns percentage and the overall decrease in net sales, (2) a $0.4 million increase in discounts during the year ended December 31, 2010 from the year ended December 31, 2009 due to an increase in close out sales in the U.S. and (3) an increase in freight related costs primarily due to expedited methods used as a result of delays in snow goggle production.

Employee-Related Expenses

During the years ended December 31, 2010 and 2009 we achieved reductions in employee-related expense through temporary plant and office shutdowns both in the U.S. and in Italy, a reduction in workforce achieved by not replacing certain terminated employees and as a result of a temporary 10% reduction in compensation for our U.S. employees and 20% to 30% reduction of salary expense to LEM’s employees in Italy. The salary expense reduction to LEM’s employees was effected as part of a ten-week government-subsidized leave program whereby certain employees’ work schedules were reduced. As part of this program, the Italian government subsidized a portion of employees’ salaries to minimize the effect on the employees and us. Both the 10% reduction in compensation for our U.S. employees and the ten-week government-subsidized leave program at LEM began on March 13, 2009, with the former continuing through June 14, 2010. These employee-related expense reduction efforts in the U.S. and at LEM were aimed at reducing expenses during the global economic downturn.

Operating Expenses

The year ended December 31, 2010 included approximately $1.2 million in additional direct operating expenses related to the addition of the Margaritaville™ and Melodies by MJB™ eyewear brands for which there have been minimal sales during this period.

Sales and Marketing Expense

Sales and marketing expense increased 26% to $9.3 million for the year ended December 31, 2010 from $7.3 million for the year ended December 31, 2009. The increase is primarily due to the following: (1) $0.5 million increase in royalties related to the O’Neill™ and Melodies by MJB™ licensing agreements, (2) $0.5 million increase in employee-related expenses for additions to headcount, including the addition of a VP of Sales in June 2009 and additional sales staff for new brands, O’Neill™ and Melodies by MJB™, restructure of sales compensation plans, and for reasons previously explained under “Employee-Related Expenses”, (3) $0.2 million increase for travel-related expenses for account visits, events and other activities surrounding the scheduled fall launch of our new brands, Margaritaville™ and Melodies by MJB™, (4) $0.2 million increase in consulting and outside services for the Melodies by MJB™ and Margaritaville™ brands, (5) $0.2 million increase in advertising and (6) other smaller increases for point-of-purchase materials, events, promotional product, public relations costs for Melodies by MJB™ and trade show expense for O21 Europe.

General and Administrative Expense

General and administrative expense decreased 2% to $7.5 million for the year ended December 31, 2010 from $7.6 million for the year ended December 31, 2009. The decrease was largely due to a $0.4 million decrease in employee-related costs and stock compensation expense for (1) the reduction in headcount at O21NA including the departure of Jerry Collazo, our former Chief Financial Officer in February 2010 and (2) the year ended December 31, 2009 included $0.3 million in compensation expense incurred as a result of a settlement agreement with Mark Simo, our former Chief Executive Officer, for compensation related to services rendered as our former Chief Executive Officer. Additionally, we had decreases in depreciation expense of $0.2 million for fully depreciated assets, legal expenses of $0.1 million, audit expenses of $0.1 million and consulting costs of $0.1 million.

The decreases were partly offset by an increase in bad debt expense of $0.6 million. The year ended December 31, 2009 included a reversal of $0.4 million in the bad debt reserve, which was previously reserved for in 2008 for No Fear and MX No Fear, as a result of a settlement agreement with Mr. Simo, No Fear and MX No Fear collectively. See further discussion about the settlement agreement with the No Fear parties in Note 13 “Related Party Transactions” to the Consolidated Financial Statements. We also had increases of $0.1 million for repairs and maintenance costs on our Carlsbad, California facility and $0.1 million for travel-related expenses.

Shipping and Warehousing Expense

Shipping and warehousing expense increased 6% to $1.1 million for the year ended December 31, 2010 from $1.0 million for the year ended December 31, 2009 primarily due to severance and other costs associated with the termination of two employees at LEM.

Research and Development Expense

Research and development expense increased 34% to $1.5 million for the year ended December 31, 2010 from $1.1 million for the year ended December 31, 2009 primarily due to increased consulting costs and other development costs associated with the addition of the O’Neill™, Margaritaville™ and Melodies by MJB™ eyewear brands and an increase for employee-related expenses for additions in headcount.

Other Net Expense

Other net expense was $1.8 million and $36,000 for the years ended December 31, 2010 and 2009, respectively. The increase is due to (1) a $0.3 million increase in interest expense largely due to the promissory notes issued to a shareholder, Costa Brava, during 2010 as discussed further below under “Credit Facilities,” (2) a $0.2 million decrease in foreign currency transaction gains and (3) a $1.4 million loss on the deconsolidation of LEM during the year ended December 31, 2010 as calculated below:

Loss on sale of 90% of LEM:	Thousands
Investment in LEM removed from Consolidated Balance Sheet	$12,000
LEM cumulative retained earnings in USD as translated removed from Consolidated Balance Sheet	(10,537)
Proceeds received for sale of 90% of LEM	(20)
Fair value of 10% retained ownership in LEM	(2)

Loss on sale of 90% of LEM	$1,441

The year ended December 31, 2010 also included $84,000 for settlement income from the infringement of our intellectual properties and gain on the sale of fixed assets.

Income Tax Provision

In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, we have recorded a full valuation allowance of $14.6 million for our worldwide operations at December 31, 2010. The change in the valuation allowance for the years ended December 31, 2010 and 2009 was an increase of $4.6 million and $0.2 million, respectively. We have recorded a $12.6 million and $7.6 million valuation allowance for O21NA at December 31, 2010 and 2009, respectively. We have recorded a $2.0 million and $1.3 million valuation allowance for O21 Europe at December 31, 2010 and 2009, respectively. We have recorded a $1.1 million valuation allowance for LEM at December 31, 2009. LEM was deconsolidated upon the sale of 90% of equity interest on December 31, 2010. See Note 1 “Deconsolidation of LEM” to the Consolidated Financial Statements. For tax purposes, we incurred a capital loss on the sale of 90% of our equity interest in LEM. For federal and California income tax purposes, capital losses may only offset capital gains, with any excess capital losses available for carry-back to the previous three tax years and carry-forward for a five year period.

Net Loss

Net losses of $4.6 million and $3.4 million were incurred for the years ended December 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

We generally finance our working capital needs and capital expenditures with operating cash flows and bank revolving lines of credit supplied by banks in the U.S. and in Italy. We have also issued a $7.0 million promissory note with our largest shareholder, Costa Brava Partnership III, L.P. (“Costa Brava”) as discussed further below, entered into capital leases for certain long-term asset purchases, and incurred other long-term debt to supplement our lines of credit. As of December 31, 2010, we had a total of $9.4 million in debt under lines of credit, capital leases and notes payable. We recorded approximately $0.6 million in interest expense during the year ended December 31, 2010. Cash on hand at December 31, 2010 was $0.3 million.

Cash flow activities

Cash used in operating activities consists primarily of net income or loss adjusted for certain non-cash items, including depreciation, amortization, deferred income taxes, provision for bad debts, share-based compensation expense and the effect of changes in working capital and other activities. Cash used in operating activities for the year ended December 31, 2010 was $4.7 million, which consisted of a net loss of $4.6 million, adjustments for non-cash items of approximately $3.8 million, including $1.4 million for the sale of 90% of LEM as calculated above, and approximately $3.9 million used in working capital and other activities. Working capital and other activities includes a $2.9 million increase in net inventories for the addition of the O’Neill™, Margaritaville™ and Melodies by MJB™ eyewear lines, and a build up of mainly top selling Spy™ sunglasses in anticipation of both an increase in sales of such Spy™ sunglasses and the sale of 90% of LEM. Working capital and other activities also includes a $0.8 million increase in accounts receivable due to increased sales and timing of cash receipts, mainly for snow goggle sales programs with extended terms.

Cash provided by operating activities for the year ended December 31, 2009 was $1.2 million, which consisted of a net loss of $3.4 million, adjustments for non-cash items of approximately $2.6 million and approximately $1.9 million provided by working capital and other activities. Working capital and other activities includes a $1.2 million decrease in accounts receivable due to timing of cash receipts and a decrease in sales, a $4.0 million decrease in net inventories due to management’s efforts to decrease inventory levels through improved planning and purchasing and due to the increase in inventory obsolescence reserve, partly offset by a $3.7 million decrease in accounts payable and accrued liabilities due to timing of invoices received and payments and management’s efforts to decrease overall spending.

Cash used in investing activities during the year ended December 31, 2010 was $1.1 million and included (1) $0.9 million in cash used for (a) the purchase of fixed assets at LEM, including plant equipment, vehicles, computer and software equipment, leasehold improvements and molds, (b) purchases at O21 Europe for computer software and point-of-purchase displays, and (c) purchases at O21NA for molds, a vehicle and computer hardware and software, (2) $0.3 million in decrease in cash as a result of the deconsolidation of LEM’s cash balance at December 31, 2010 upon the sale of 90% of LEM, (3) $20,000 in proceeds received from the sale of 90% of LEM and (4) $20,000 in proceeds received from the sale of property and equipment.

Cash used in investing activities during the year ended December 31, 2009 was $0.8 million and was primarily attributable to the purchase of fixed assets, including molds at O21NA, computer and software and point-of-purchase displays purchased at O21 Europe and molds, tooling and plant equipment at LEM.

Cash provided by financing activities for the year ended December 31, 2010 was $5.2 million and was attributable to $7.0 million in proceeds received from the issuance of a promissory note to Costa Brava and $13,000 in proceeds received for the exercise of a stock option agreement, partly offset by $1.2 million in net repayments on our lines of credit and $0.6 million for notes payable and capital lease principal payments.

Cash used in financing activities for the year ended December 31, 2009 was $0.2 million and was attributable to $2.0 million in net payments on our lines of credit and $1.3 million for notes payable and capital lease principal payments, partly offset by $2.5 million in net proceeds received from the sales of common stock in conjunction with our rights offering described below and $0.7 million in proceeds received at LEM from the issuance of notes payable.

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

Credit Facilities

On February 26, 2007, O21NA entered into a Loan Agreement with BFI with a maximum borrowing capacity of $5.0 million, which was subsequently modified on December 7, 2007 and February 12, 2008 to extend the maximum borrowing capacity to $8.0 million and affect certain other changes. Effective April 30, 2010, the maximum borrowing capacity was reduced to $7.0 million for a reduction in inventory maximum advance levels. Actual borrowing availability under the Loan Agreement is based on eligible trade receivable and inventory levels of O21NA. Loans extended pursuant to the Loan Agreement will bear interest at a rate per annum equal to the prime rate as reported in the Western Edition of The Wall Street Journal from time to time plus 2.5% with a minimum monthly interest charge of $2,000. We granted BFI a security interest in substantially all of O21NA’s assets as security for its obligations under the Loan Agreement. Additionally, the obligations under the Loan Agreement are guaranteed by Orange 21 Inc. The Loan Agreement renews annually in February for one additional year unless otherwise terminated by either O21NA or by BFI. The Loan Agreement renewed in February 2011 until February 2012.

The Loan Agreement imposes certain covenants on O21NA, including, but not limited to, covenants requiring O21NA to provide certain periodic reports to BFI, inform BFI of certain changes in the business, refrain from incurring additional debt in excess of $100,000 and refrain from paying dividends. O21NA also established a bank account in BFI’s name into which collections on accounts receivable and other collateral are deposited (the “Collateral Account”). Pursuant to the deposit control account agreement between O21NA and BFI with respect to the Collateral Account, BFI is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to O21NA any amounts remaining after payment of all amounts due under the Loan Agreement. To secure our obligations under the guaranty, Orange 21 Inc. granted BFI a blanket security interest in substantially all of its assets. We were in compliance with the covenants under the Loan Agreement at December 31, 2010. At December 31, 2010 and December 31, 2009, there were outstanding borrowings of $2.1 million and $3.0 million, respectively, under the Loan Agreement. The interest rate at December 31, 2010 was 5.8%, and availability under this line was $1.1 million. We had $0.8 million availability under this line at March 14, 2011.

We had a 0.6 million Euros line of credit in Italy with San Paolo IMI for LEM. Borrowing availability was based on eligible accounts receivable and export orders received at LEM. At December 31, 2009, outstanding amounts under this line of credit amounted to $0.8 million. LEM was deconsolidated as of December 31, 2010; therefore the balance in our Consolidated Balance Sheet is zero. See Note 1 “Deconsolidation of LEM” to the Consolidated Financial Statements.

On December 20, 2010, O21NA issued a $7.0 million promissory note due December 31, 2012 to Costa Brava, an entity that beneficially owns approximately 43% of Orange 21 Inc.’s common stock. The Chairman of our Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava. The promissory note replaced the $3.0 million, $1.0 million and $1.0 million promissory notes issued to Costa Brava in March 2010, October 2010 and November 2010, respectively, as well as provided for an additional $2.0 million in new loan proceeds. The promissory note is subordinated to the Loan Agreement with BFI, pursuant to the terms of a debt subordination agreement between Costa Brava and BFI.

Approximately $2.6 million of the proceeds from the March 2010 promissory note were used to prepay the current balance on the revolving line of O21NA’s credit balance with BFI in its entirety as of March 23, 2010. However, O21NA was permitted to re-borrow from BFI under the Loan Agreement after such payment was made. The balance of the net proceeds from O21NA’s issuance of the March 2010 promissory note as well as the proceeds from the October 2010 and November 2010 promissory notes and the additional $2.0 million proceeds from the December 2010 promissory note were used for working capital purposes.

The terms and conditions of the $7.0 million promissory note are similar to those of the $3.0 million, $1.0 million and $1.0 million promissory notes. Interest on the $7.0 million promissory note accrues daily at the following rates from the date of issuance of the promissory note: (i) 9% per annum payable on the last day of each calendar month and (ii) 3% per annum payable on the maturity date. In addition, the promissory note required that O21NA pay facility fees of $41,600 upon funding of the promissory note and 1% of the original principal amount on each of December 31, 2011 and on the maturity date, December 31, 2012. During the term of the promissory note, Costa Brava may, at its discretion, convert up to $2,250,000 of the principal amount of the promissory note into shares of Orange 21 Inc. common stock at a conversion price of $2.25 per share. The terms of the promissory note also includes customary representations and warranties, as well as reporting and financial covenants, customary for financings of this type. O21NA was in compliance with the covenants under the promissory note at December 31, 2010. See also Note 13 “Related Party Transactions” to the Consolidated Financial Statements.

We had two lines of credit with Banca Popolare di Bergamo in Italy for O21 Europe, one for a maximum of 150,000 Euros, subject to eligible accounts receivable, and one for 10,000 Euros on a bank account. Both lines of credit are guaranteed by Eurofidi, a government sponsored third party that guarantees debt, and expire on March 19, 2012. The lines of credit balances at December 31, 2010 were 124,000 Euros ($166,000) and zero, respectively, and bore interest of 4.5%. Availability under these lines of credit at March 14, 2011 was 84,000 Euros and 10,000 Euros, respectively.

Future Capital Requirements

If we are able to achieve anticipated net sales, manage our inventory and manage our operating expenses, we believe that our cash on hand and available credit facilities will be sufficient to enable us to meet our operating requirements for at least the next 12 months. Otherwise, changes in operating plans, lower than anticipated net sales, increased expenses or other events, including those described in Item 1A, “Risk Factors,” of this report may require us to seek additional debt or equity financing in the future.

Due to economic conditions, during the period from March 13, 2009 through June 14, 2010, we temporarily reduced our employee-related expenses by approximately 10% in the U.S. and reduced our salary costs by approximately 20%-30% at LEM beginning mid-March 2009 for approximately ten weeks. The reductions were achieved through a combination of temporarily-reduced salaries and work schedules as well as mandatory vacation leave. The reductions at LEM were partly offset by reimbursements through the Italian government to minimize the effects on the employees. Beginning September 27, 2010, LEM implemented a thirteen week plan to again reduce its employee-related expense by approximately 20%-30% through a combination of temporarily-reduced work schedules and mandatory vacation leave. Reductions have been partly offset through reimbursements from the Italian government to minimize the effects on the employees. These reductions were made in anticipation of decreased intercompany sales during the fourth quarter of 2010 in an effort to stabilize global inventory levels.

Our future capital requirements will depend on many factors, including our ability to grow and maintain net sales and our ability to manage expenses and expected capital expenditures. To support our operations, we may be required to seek additional debt financing in the future as we did in March, October, November and December 2010, or equity financing as we did on February 28, 2011 (see Note 19 “Subsequent Events” to the Consolidated Financial Statements), which may result in additional dilution of our stockholders. Additional debt financing would result in increased interest expense and could result in covenants that would restrict our operations. We rely on our credit lines with BFI and Banca Popolare di Bergamo and other credit arrangements to fund working capital needs. The continued lack of stability in the credit and financial markets and resulting decline in general economic and business conditions may adversely impact our access to capital through our credit lines and other sources. Under the terms of O21NA’s Loan Agreement with BFI (see Note 6 “Financing Arrangements” to the Consolidated Financial Statements), BFI may reduce O21NA’s borrowing availability in certain circumstances, including, without limitation, if in its reasonable business judgment, our creditworthiness, sales or the liquidation value of our inventory have declined materially. Further, the Loan Agreement provides that BFI may declare us in default if we experience a material adverse change in our business or financial condition or if BFI determines that our ability to perform under the Loan Agreement is materially impaired. Similarly, the $7.0 million promissory note issued to Costa Brava contains reporting, financial and operating covenants, the breach of any of which could result in the full amount outstanding thereunder being immediately due and payable. The current economic environment could also cause lenders and other counterparties who provide credit to us to breach their obligations to us, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under our credit arrangements. Any of the foregoing could adversely impact our business, financial condition or results of operations.

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

Off-balance sheet arrangements

We did not enter into any off-balance sheet arrangements during the years ended December 31, 2010 and 2009, nor did we have any off-balance sheet arrangements outstanding at December 31, 2010 and 2009.

Income Taxes

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, we have recorded a full valuation allowance for O21NA and O21 Europe at December 31, 2010.

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

Generally, we extend credit to our customers after performing credit evaluations and do not require collateral. Our payment terms generally range from net-30 to net-90, depending on the country or whether we sell directly to retailers or to a distributor. Our distributors are typically set up as prepay accounts; however, credit may be extended to certain distributors, usually upon receipt of a letter of credit. Generally, our sales agreements with our customers, including distributors, do not provide for any rights of return or price protection. However, we do approve returns on a case-by-case basis in our sole discretion. We record an allowance for estimated returns when revenue is recorded based on historical data and make adjustments when we consider it necessary. The allowance for returns is calculated using a three step process that includes: (1) calculating an average of actual returns as a percentage of sales over a rolling twelve month period; (2) estimating the average time period between a sale and the return of the product (13 and 12.3 months at December, 2010 for O21NA and O21 Europe, respectively) and (3) estimating the value of the product returned. The reserve is calculated as the average return percentage times gross sales for the average return period less the estimated value of the product returned and adjustments are made as we consider necessary. The average return percentages at December 31, 2010, the range of the average return percentages over the past two years and the effect on the liability and net sales if the highest average percentage over the past years had been used at December 31, 2010 are shown below in our sensitivity analysis. Historically, actual returns have been within our expectations. If future returns are higher than our estimates, our earnings would be adversely affected.

	Sales Return Reserve Sensitivity Analysis
	(A) Average Returns % at December 31, 2010	(B) Average Returns % Range during past two years	(C) Increase (decrease) to the liability if highest average return rate in (B) were used	(D) Increase (decrease) to net sales if highest average return rate in (B) were used
			(Thousands)	(Thousands)
O21NA:
Spy	5.1%	4.9% - 9.5%	$ 933	$ (933)
O’Neill	3.6%	0% - 3.6%	-	-
Melodies by MJB	18.7%	0% - 18.7%	-	-
Margaritaville	*	*	*	*
O21 Europe:
Spy & O’Neill	4.7%	3.7% - 8.2%	$ 122	$ (122)
Melodies by MJB	*	*	*	*

* There have been minimal net sales of these brands at these subsidiaries and therefore there is no reserve as of December 31, 2010 for these brands at these subsidiaries.

Accounts Receivable and Allowance for Doubtful Accounts

Throughout the year, we perform credit evaluations of our customers, and we adjust credit limits based on payment history and the customer’s current creditworthiness. We continuously monitor our collections and maintain a reserve for estimated credits which is calculated on a monthly basis. We make judgments as to our ability to collect outstanding receivables and provide allowances for anticipated bad debts and refunds. Provisions are made based upon a review of all significant outstanding invoices and overall quality and age of those invoices not specifically reviewed. In determining the provision for invoices not specifically reviewed, we analyze collection experience, customer credit worthiness and current economic trends.

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

Foreign Currency and Derivative Instruments

The functional currency of our foreign wholly owned subsidiary, O21 Europe, as well as LEM, is the respective local currency. Accordingly, we are exposed to transaction gains and losses that could result from changes in foreign currency. Assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income (loss).

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary a Scope Clarification”. ASU 2010-02 addresses implementation issues related to the changes in ownership provisions of the Codification. It establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.

Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-02 was effective for us on January 1, 2010. We adopted this guidance during 2010. See also Note 1 “Deconsolidation of LEM” to the Consolidated Financial Statements.

In January 2010, the FASB ratified ASU 2010-06 “Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. We adopted the updated guidance, which was effective for our annual reporting period at December 31, 2009, with the exception of new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. We do not expect the adoption of this guidance to have a material impact on our consolidated results of operations and financial condition.

In February 2010, the FASB issued ASU 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”. ASU 2010-09 amends disclosure requirements so that an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between the Codification and the SEC’s requirements. ASU 2010-09 is effective for interim and annual periods ending after June 15, 2010. The adoption of ASU 2010-09 did not have a material impact on our consolidated results of operations or financial position.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about its financing receivables and related allowance for credit losses. These provisions are effective for interim and annual reporting periods ending on or after December 15, 2010. In January 2011, ASU 2011-06, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” is issued to temporarily delay the effective date of the disclosures about troubled debt restructurings for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. Accordingly, ASU 2010-20 is changed to be effective for interim and annual periods ending after June 15, 2011. We assessed that ASU 2010-20 concerns disclosures only and will not have a material impact on our financial position or results of operations.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics—Technical Corrections to SEC Paragraphs”. ASU 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics. The topics affected include reporting of inventories in financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers. We are currently evaluating the effect of ASU 2010-22 on our financial statements and believe it would not have a material impact on our results of operations.

Item 8. Financial Statements and Supplementary Data

ORANGE 21 INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Orange 21 Inc. and Subsidiaries

Carlsbad, California

We have audited the accompanying consolidated balance sheets of Orange 21 Inc. (a Delaware corporation) and its subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. We have also audited the financial statement schedule listed at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orange 21 Inc. and its subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule listed at item 15(a) presents fairly, in all material respects, the information set forth therein.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

March 25, 2011

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands, except number of shares and per share amounts)

	December 31,
	2010	2009
Assets
Current assets
Cash	$263	$654
Accounts receivable, net	4,173	5,886
Inventories, net	8,902	7,759
Prepaid expenses and other current assets	618	1,036
Income taxes receivable	14	56

Total current assets	13,970	15,391
Property and equipment, net	957	4,892
Intangible assets, net of accumulated amortization of $631 and $714 at December 31, 2010 and 2009, respectively	122	296
Other long-term assets	50	92

Total assets	$15,099	$20,671

Liabilities and Stockholders’ Equity
Current liabilities
Lines of credit	$2,235	$3,750
Current portion of capital leases	27	395
Current portion of notes payable	13	723
Accounts payable	1,693	5,431
Accrued expenses and other liabilities	3,007	3,350

Total current liabilities	6,975	13,649
Capitalized leases, less current portion	38	812
Notes payable, less current portion	61	308
Note payable to stockholder	7,000	—
Deferred income taxes	—	404

Total liabilities	14,074	15,173
Stockholders’ equity
Preferred stock: par value $0.0001; 5,000,000 authorized; none issued	—	—
Common stock: par value $0.0001; 100,000,000 shares authorized; 11,980,934 and 11,903,943 shares issued and outstanding at December 31, 2010 and 2009, respectively	1	1
Additional paid-in capital	40,972	40,515
Accumulated other comprehensive income	551	874
Accumulated deficit	(40,499)	(35,892)

Total stockholders’ equity	1,025	5,498

Total liabilities and stockholders’ equity	$15,099	$20,671

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share amounts)

	Year Ended December 31,
	2010	2009
Net sales	$34,987	$34,238
Cost of sales	18,235	20,399

Gross profit	16,752	13,839
Operating expenses:
Sales and marketing	9,272	7,330
General and administrative	7,471	7,614
Shipping and warehousing	1,103	1,040
Research and development	1,539	1,145

Total operating expenses	19,385	17,129

Loss from operations	(2,633)	(3,290)
Other income (expense):
Interest expense	(606)	(310)
Foreign currency transaction gain	141	330
Other income (expense)	84	(36)
Loss on deconsolidation of LEM	(1,441)	—

Total other expense	(1,822)	(16)

Loss before provision for income taxes	(4,455)	(3,306)
Income tax provision	152	101

Net loss	$(4,607)	$(3,407)

Net loss per share of Common Stock
Basic	$(0.39)	$(0.30)

Diluted	$(0.39)	$(0.30)

Shares used in computing net loss per share of Common Stock
Basic	11,956	11,444

Diluted	11,956	11,444

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2008	8,177	$1	$37,432	$902	$(32,485)	$5,850
Issuance of common stock in connection with subscription rights offering, net of issuance costs	3,591	—	2,476	—	—	2,476
Vesting of restricted stock awards	135	—	—	—	—	—
Share-based compensation	—	—	607	—	—	607
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(149)	—	(149)
Unrealized gain on foreign currency exposure of net investment in foreign operations	—	—	—	121	—	121
Net loss	—	—	—	—	(3,407)	(3,407)

Comprehensive loss	—	—	—	—	—	(3,435)

Balance at December 31, 2009	11,903	1	40,515	874	(35,892)	5,498
Vesting of restricted stock awards	64	—	—	—	—	—
Exercise of stock option	14	—	13	—	—	13
Share-based compensation	—	—	444	—	—	444
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	100	—	100
Unrealized gain on foreign currency exposure of net investment in foreign operations	—	—	—	(423)	—	(423)
Net loss	—	—	—	—	(4,607)	(4,607)

Comprehensive loss	—	—	—	—	—	(4,930)

Balance at December 31, 2010	11,981	$1	$40,972	$551	$(40,499)	$1,025

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

	Year Ended December 31,
	2010	2009
Operating Activities
Net loss	$(4,607)	$(3,407)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,353	1,779
Deferred income taxes	24	3
Share-based compensation	444	607
Provision for (recovery of) bad debts	473	(118)
Loss on sale of 90% of LEM*	1,441	—
Loss on sale of property and equipment	24	38
Impairment of property and equipment	81	336
Change in operating assets and liabilities, net of ($0.2 million) due to the deconsolidation of LEM*:
Accounts receivable	(790)	1,177
Inventories, net	(2,914)	4,029
Prepaid expenses and other current assets	(66)	609
Other long-term assets	(92)	(48)
Accounts payable	(1,654)	(3,222)
Accrued expenses and other liabilities	1,491	(497)
Income tax payable/receivable	104	(101)

Net cash provided by (used in) operating activities	(4,688)	1,185
Investing Activities
Purchases of property and equipment	(817)	(781)
Proceeds from sale of property and equipment	20	17
Proceeds from sale of 90% of LEM*	20	—
Cash balance removed for deconsolidation of LEM*	(299)	—
Purchase of intangibles	—	(2)

Net cash used in investing activities	(1,076)	(766)
Financing Activities
Line of credit repayments, net	(1,214)	(2,024)
Principal payments on notes payable	(170)	(489)
Proceeds from issuance of notes payable	—	663
Proceeds from issuance of note payable to shareholder	7,000	—
Principal payments on capital leases	(382)	(778)
Proceeds from exercise of stock option	13	—
Proceeds from sale of common stock, net of issuance costs of $396	—	2,476

Net cash provided by (used in) financing activities	5,247	(152)
Effect of exchange rate changes on cash	126	(84)

Net increase (decrease) in cash	(391)	183
Cash at beginning of year	654	471

Cash at end of year	$263	$654

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$571	$341
Income taxes	$15	$141
Summary of non-cash financing and investing activities:*
Acquisition of property and equipment through capital leases	$210	$648
Acquisition of property and equipment through notes payable	$74	$—

* See Note 1 “Deconsolidation of LEM” in the Notes to the Consolidated Financial Statements for non-cash effects on cash flow.

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

The Company designs, develops, manufactures and distributes high quality and high performance products for the action sports, motor sports and lifestyle markets under the brands Spy Optic™, O’Neill™, Margaritaville™ Eyewear and Melodies by MJB™. The Company’s current products include sunglasses, snow sport and motocross goggles and branded apparel and accessories. Orange 21 Europe S.r.l., formerly known as Spy Optic, S.r.l. (“O21 Europe”), a wholly owned subsidiary, was incorporated in Italy in July 2001. O21 Europe manages the distribution, sales, customer service and administration for the Company’s business outside of North America. Orange 21 North America Inc., formerly known as Spy Optic, Inc. (“O21NA”), a California corporation, was formed on December 20, 2004 as a wholly owned subsidiary. In January 2006, the Company acquired one of its manufacturers, LEM S.r.l. (“LEM”). On December 31, 2010, the Company sold 90% of the capital stock of LEM. See “Deconsolidation of LEM” below.

Basis of Presentation

The accompanying consolidated financial statements of Orange 21 Inc. and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.

Deconsolidation of LEM

In January 2006, the Company acquired for $6.1 million all of the equity interest of LEM and consolidated it. During the fourth quarter of 2010, management and the Company’s Board of Directors determined that ownership of LEM was inconsistent with the Company’s current strategy of improving margins by sourcing product from low cost, high quality suppliers. Additionally, owning and operating a manufacturing facility imposed an unnecessary distraction for management and other company resources. Therefore, on December 31, 2010, the Company completed the sale of 90% of its equity interest in LEM to two LEM employees and two third party suppliers of LEM (“Purchasers”) in exchange for approximately $20,000. In addition, LEM secured the release of the Company’s guarantee of certain of LEM’s obligations to a third party and LEM agreed to indemnify the Company against any liability in connection with such guarantee. The purchase price and the other terms of the transaction were determined through arms length negotiations between the Company and the Purchasers on the basis of the parties’ view of the fair value of LEM. The Company continues to hold a 10% equity interest in LEM. LEM was, is currently and will continue to be one of the Company’s manufacturers of sports eye glasses for at least several years. The sale was pursuant to the Master Agreement between the Company, its wholly owned subsidiary, O21 Europe, and the Purchasers entered into on December 16, 2010. The Master Agreement provides that the Company will purchase a minimum amount of certain goods or services from LEM during the years ended December 31, 2011 and 2012, subject to the continued employment by LEM of the two employees that were a part of the Purchasers. The minimum purchase amount for the year ended December 31, 2011 is €3,717,617 (US$4,968,595 as of December 31, 2010). The minimum purchase amount for the year ended December 31, 2012 is €1,858,808 (US$2,484,297 as of December 31, 2010).

Due to the minimum purchase commitments, the Company believes that there will be significant cash flows to LEM for the next two years and in accordance with applicable accounting guidance, the Company has included the results of operations of LEM in the Consolidated Statement of Operations and not as a discontinued operation for the years ended December 31, 2010 and 2009. The Company has deconsolidated LEM from its Consolidated Balance Sheet as of December 31, 2010 and has recognized a loss of $1.4 million on the transaction, which is recorded in the Consolidated Statement of Operations under “Other income (expense)” as calculated below.

Loss on sale of 90% of LEM:	Thousands
Investment in LEM removed from Consolidated Balance Sheet	$12,000
LEM cumulative retained earnings in USD as translated removed from Consolidated Balance Sheet	(10,537)
Proceeds received for sale of 90% of LEM	(20)
Fair value of 10% retained ownership in LEM	(2)

Loss on sale of 90% of LEM	$1,441

The Company has no further loss exposure with respect to LEM’s profits or losses. Any future loss is limited to the fair value of the remaining 10% investment in LEM, $2,000.

The non-cash effects of the deconsolidation of LEM on the Consolidated Statement of Cash Flows are shown below.

(Thousands)
Cash	(299)
Accounts receivable, net	(1,954)
Inventories, net	(1,601)
Prepaid expenses and other current assets	(294)
Property, plant and equipment, net	(3,213)
Intangible assets, net	(70)
Other long-term assets	(80)
Line of credit	220
Capital leases, current portion	336
Notes payable, current portion	718
Accounts payable	1,930
Accrued expenses and other liabilities	1,656
Income taxes payable	69
Capital leases, less current portion	495
Notes payable, less current portion	73
Deferred income taxes	401
Equity	1,613

Based on the Company’s evaluation of current accounting guidance, it was determined that the Company did not maintain significant influence over the LEM and, accordingly, has recorded the remaining 10% interest in LEM in accordance with the cost method. Based on the Company’s lack of ability to influence, lack of a role in policy and decision making, no further guarantee over LEM’s debt and resignation of Board of Directors seat, the Company concluded that it would not be appropriate to account for such investment in consolidation under the equity method of accounting.

The following unaudited pro forma condensed consolidated financial statement of operations for the year ended December 31, 2010 has been presented as if the deconsolidation of LEM had occurred on January 1, 2010.

	Year Ended December 31, 2010 (1)	Unaudited Pro Forma Adjustments (2)	Unaudited Pro Forma Results (3)
Net sales	$34,987	$(4,639)	$30,348
Cost of sales	18,235	(1,870)	16,365

Gross profit (loss)	16,752	(2,769)	13,983
Operating expenses:
Sales and marketing	9,272	(226)	9,046
General and administrative	7,471	(1,098)	6,373
Shipping and warehousing	1,103	(531)	572
Research and development	1,539	(768)	771

Total operating expenses	19,385	(2,623)	16,762

Loss from operations	(2,633)	(146)	(2,779)
Other income (expense):
Interest expense	(606)	118	(488)
Foreign currency transaction gain	141	(2)	139
Other expense	85	(16)	69
Loss on deconsolidation of LEM	(1,442)	271	(1,170)

Total other income (expense)	(1,822)	371	(1,450)

Income (loss) before provision (benefit) for income taxes	(4,455)	225	(4,229)
Income tax provision (benefit)	152	(149)	3

Net income (loss)	$(4,607)	$374	$(4,232)

(1)	Represents the Company’s actual (as reported) condensed consolidated results of operations for the year ended December 31, 2010.

(2)	Represents LEM’s results of operations for the year ended December 31, 2010 and intercompany eliminations. Also includes the adjustment for the loss on sale of 90% of LEM as if it had occurred on January 1, 2010. This information is provided to show the effect of the elimination of LEM’s operations from the Company’s business.

(3)	Represents the historical condensed results of operations of the Company and its remaining wholly owned subsidiaries, O21NA and O21 Europe, for the year ended December 31, 2010. As noted above, this table assumes an effective date of January 1, 2010 for the deconsolidation of LEM. Accordingly, while the results of LEM for the year ended December 31, 2010 would be eliminated, the recording of the deconsolidation would result in a loss of $1.2 million on January 1, 2010, which would result in this $1.2 million loss being recorded for the year ended December 31, 2010.

The following unaudited pro forma condensed consolidated financial statement of operations for the year ended December 31, 2009 has been presented as if the deconsolidation of LEM had occurred on January 1, 2009.

	Year Ended December 31, 2009 (1)	Unaudited Pro Forma Adjustments (2)	Unaudited Pro Forma Results (3)
Net sales	$34,238	$(4,854)	$29,384
Cost of sales	20,399	(2,866)	17,533

Gross profit (loss)	13,839	(1,988)	11,851
Operating expenses:
Sales and marketing	7,330	(226)	7,104
General and administrative	7,614	(1,128)	6,486
Shipping and warehousing	1,040	(471)	569
Research and development	1,145	(659)	486

Total operating expenses	17,129	(2,484)	14,645

Loss from operations	(3,290)	496	(2,794)
Other income (expense):
Interest expense	(310)	146	(164)
Foreign currency transaction gain	330	—	330
Other expense	(36)	38	2
Loss on deconsolidation of LEM	—	(2,275)	(2,275)

Total other income (expense)	(16)	(2,091)	(2,107)

Income (loss) before provision (benefit) for income taxes	(3,306)	(1,595)	(4,901)
Income tax provision (benefit)	101	(76)	25

Net income (loss)	$(3,407)	$(1,519)	$(4,926)

(1)	Represents the Company’s actual (as reported) condensed consolidated results of operations for the year ended December 31, 2009.

(2)	Represents LEM’s results of operations for the year ended December 31, 2009, intercompany eliminations and the $2.3 million loss on sale of 90% of LEM as if recorded on January 1, 2009. This information is provided to show the effect of the elimination of LEM’s operations from the Company’s business.

(3)	Represents the historical condensed results of operations of the Company and its remaining wholly owned subsidiaries, O21NA and O21 Europe, for the year ended December 31, 2009. As noted above, this table assumes an effective date of January 1, 2009 for the deconsolidation of LEM. Accordingly, while the results of LEM for the year ended December 31, 2009 would be eliminated, the recording of the deconsolidation would result in a loss of $2.3 million on January 1, 2009, which would result in this $2.3 million loss being recorded for the year ended December 31, 2009.

Capital Resources

On December 20, 2010, O21NA issued a $7.0 million promissory note due December 31, 2012 to Costa Brava Partnership III, L.P. (“Costa Brava”), an entity that beneficially owns approximately 43% of Orange 21 Inc.’s common stock. The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava. The promissory note replaced the $3.0 million, $1.0 million and $1.0 million promissory notes issued to Costa Brava in March 2010, October 2010 and November 2010, respectively, as well as provided for an additional $2.0 million in new loan proceeds. The promissory note is subordinated to O21NA’s Loan and Security Agreement (“Loan Agreement”), as amended, with BFI Business Finance (“BFI”), pursuant to the terms of a debt subordination agreement, dated March 23, 2010 and amended on October 4, 2010, October 29, 2010 and December 20, 2010, by and between Costa Brava and BFI.

Approximately $2.6 million of the proceeds from the March 2010 promissory note were used to prepay the current balance on the revolving line of O21NA’s credit balance with BFI in its entirety as of March 23, 2010. However, O21NA was permitted to re-borrow from BFI under the Loan Agreement after such payment was made. The balance of the net proceeds from O21NA’s issuance of the March 2010 promissory note as well as the proceeds from the October 2010 and November 2010 promissory notes and the additional $2.0 million proceeds from the December 2010 promissory note to Costa Brava were used for working capital purposes. The terms of all of the promissory notes include customary representations and warranties, as well as reporting and financial covenants, customary for financings of this type. See also Notes 6 “Financing Arrangements” and 13 “Related Party Transactions” to the Consolidated Financial Statements. The $7.0 million promissory note requires monthly and periodic interest payments.

If the Company is able to achieve anticipated net sales, manage its inventory and manage its operating expenses, the Company believes that its cash on hand and available loan facilities will be sufficient to enable the Company to meet its operating requirements for at least the next 12 months. Otherwise, changes in operating plans, lower than anticipated net sales, increased expenses or other events, including those described in Item 1A, “Risk Factors,” of this report may require the Company to seek additional debt or equity financing in the future. Due to economic conditions, during the period from March 13, 2009 through June 14, 2010, the Company temporarily reduced its employee-related expenses by approximately 10% in the U.S. and reduced its salary costs by approximately 20%-30% at LEM beginning mid-March 2009 for approximately ten weeks. The reductions were achieved through a combination of temporarily-reduced salaries and work schedules as well as mandatory vacation leave. The reductions at LEM were partly offset by reimbursements through the Italian government to minimize the effects on the employees. Beginning September 27, 2010, LEM implemented a thirteen week plan to again reduce its employee-related expense by approximately 20%-30% through a combination of temporarily-reduced work schedules and mandatory vacation leave. Reductions have been partly offset through reimbursements from the Italian government to minimize the effects on the employees. These reductions were made in anticipation of decreased intercompany sales during the fourth quarter of 2010 in an effort to stabilize global inventory levels.

The Company’s future capital requirements will depend on many factors, including its ability to grow and maintain net sales and its ability to manage expenses and expected capital expenditures. To support its operations, the Company may be required to seek additional debt financing in the future as it did in March, October, November and December 2010, or equity financing as it did on February 28, 2011 (see Note 19 “Subsequent Events” to the Consolidated Financial Statements), which may result in additional dilution of its stockholders. Additional debt financing would result in increased interest expense and could result in covenants that would restrict its operations. The Company relies on its credit lines with BFI and Banca Popolare di Bergamo as well as its promissory note with Costa Brava, and other credit arrangements to fund working capital needs. The continued lack of stability in the credit and financial markets and resulting decline in general economic and business conditions may adversely impact the Company’s access to capital through its credit lines and other sources. Under the terms of O21NA’s Loan Agreement with BFI (see Note 6 “Financing Arrangements” to the Consolidated Financial Statements), BFI may reduce O21NA’s borrowing availability in certain circumstances, including, without limitation, if in its reasonable business judgment, the Company’s creditworthiness, sales or the liquidation value of the Company’s inventory have declined materially. Further, the Loan Agreement provides that BFI may declare the Company in default if the Company experiences a material adverse change in its business or financial condition or if BFI determines that the Company’s ability to perform under the Loan Agreement is materially impaired. Similarly, the $7.0 million promissory note issued to Costa Brava contains reporting, financial and operating covenants, the breach of any of which could result in the full amount outstanding there under being immediately due and payable. The current economic environment could also cause lenders and other counterparties who provide credit to the Company to breach their obligations to the Company, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under the Company’s credit arrangements. Any of the foregoing could adversely impact the Company’s business, financial condition or results of operations.

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

NASDAQ Deficiency

On September 16, 2009, the Company received a notice from NASDAQ indicating that, for the preceding 30 consecutive business days, the bid price of its common stock had closed below the $1.00 minimum bid price required for continued listing on the NASDAQ Capital Market under Marketplace Rule 5550(a)(2). Pursuant to Marketplace Rule 5810(c)(3)(A), the Company had 180 calendar days from the date of the notice, or until March 15, 2010, to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of the Company’s common stock had to be at or above $1.00 per share for a minimum of 10 consecutive business days, which was not achieved. On March 16, 2010, the Company received a letter from NASDAQ indicating that it had not regained compliance with the minimum bid price rule and is not eligible for an additional 180 day compliance period given that the Company did not meet the NASDAQ Capital Market initial listing standard set forth in Listing Rule 5505. Accordingly, the Company’s common stock was suspended from trading on the NASDAQ Capital Market on March 25, 2010 and is now quoted on the OTC Bulletin Board.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates used in preparing these consolidated financial statements include those assumed in computing allowance for doubtful accounts receivable, reserve for obsolete inventory, reserve for sales returns, assumptions used in calculating the fair value of stock options, the testing of long-lived assets for impairment and the valuation allowance on deferred tax assets. Accordingly, actual results could differ from those estimates.

Accounts Receivable, Reserve for Refunds and Returns and Allowance for Doubtful Accounts

Throughout the year, the Company performs credit evaluations of its customers, and adjusts credit limits based on payment history and the customer’s current creditworthiness. The Company continuously monitors its collections and maintains reserves for estimated returns, refunds or bad debts. The Company reserves for estimated future refunds and returns at the time of shipment based upon historical data and adjusts reserves as considered necessary. The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for anticipated bad debts and refunds. Provisions are made based upon a review of all significant outstanding invoices and overall quality and age of those invoices. The Company also analyzes collection experience, customer creditworthiness and current economic trends. If the data used to calculate these allowances does not reflect future ability to collect outstanding receivables, an adjustment in the reserve for refunds may be required. Historically, the Company’s losses have been consistent with estimates, but there can be no assurance that it will continue to experience the same credit loss rates that it has experienced in the past. Unforeseen, material financial difficulties experienced by its customers could have an adverse impact on profits.

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

Long-Lived Assets

Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the assets (two to five years) using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the assets. Expenditures for repairs and maintenance are expensed as incurred. Gains and losses from the sale or retirement of property and equipment are charged to operations in the period realized or incurred.

Intangible assets consist of trademarks and patents at December 31, 2010 and 2009, and a customer related intangible at December 31, 2009 which are being amortized on a straight-line basis over 5 to 8.3 years. Amortization expense was approximately $96,000 and $110,000 for the years ended December 31, 2010 and 2009, respectively. Amortization expense related to intangible assets at December 31, 2010 in each of the next four years is expected to be incurred as follows:

(Thousands)
2011	$57
2012	40
2013	24
2014	1

Total	$122

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may differ. If the sum of the undiscounted cash flows is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company’s assessment of recoverability. Numerous factors, including changes in the Company’s business, industry segment or the global economy could significantly impact management’s decision to retain, dispose of or idle certain of its long-lived assets. For the years ended December 31, 2010 and 2009, the Company recorded impairment charges of approximately $81,000 and $336,000, respectively. See Note 4, “Property and Equipment”, for information regarding asset impairment charges recognized by the Company. At December 31, 2010 and 2009, no impairment of the intangible assets had occurred and the amortization periods remain appropriate.

Point-of-Purchase Displays

In the U.S., the cost of point-of-purchase displays is currently being charged to sales and marketing expense as ownership is transferred to the customer upon shipment of the display. In Italy, the cost is capitalized and ownership remains with O21 Europe when shipped to direct customers. Displays are also sold to international distributors at which time, the sale is recognized in net sales and the cost is charged to cost of goods sold. The amount of displays sold is minimal.

Revenue Recognition

The Company’s revenue is primarily generated through sales of sunglasses, goggles, apparel and accessories, net of returns, discounts and sales returns reserve. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. These criteria are usually met upon delivery to the Company’s carrier, which is also when the risk of ownership and title passes to the Company’s customers.

Generally, the Company extends credit to its customers after performing credit evaluations and does not require collateral. The Company’s payment terms generally range from net-30 to net-90, depending on the country or whether it sells directly to retailers in the country or to a distributor. The Company’s distributors are typically set up as prepay accounts; however credit may be extended to certain distributors, usually upon receipt of a letter of credit. Generally, the Company’s sales agreements with its customers, including distributors, do not provide for any rights of return or price protection. However, the Company does approve returns on a case-by-case basis at its sole discretion. The Company records an allowance for estimated returns when revenues are recorded. The allowance is calculated using historical evidence of actual returns. Historically, actual returns have been within the Company’s expectations. If future returns are higher than the Company’s estimates, the Company’s earnings would be adversely affected.

Advertising

The Company expenses advertising costs as incurred. Total advertising expense was approximately $411,000 and $144,000 for the years ended December 31, 2010 and 2009, respectively.

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

Foreign Currency

The functional currencies of the Company’s subsidiaries, O21NA, O21 Europe and LEM are their respective local currency. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currencies. Assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income (loss).

Derivatives

In 2009, the Company acquired an interest rate option with a notional principal amount of 200,000 Euros to reduce its exposure to changing European interest rates. This option has not been designated as a hedging instrument. It is carried on the balance sheet at fair value at December 31, 2009. The balance on the consolidated balance sheet at December 31, 2010 is zero due to the deconsolidation of LEM. Changes in the fair value of the interest rate option are recorded in current earnings and are considered to be immaterial.

Financial Instruments

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash, accounts receivable, accounts payable, accrued expense, other short-term liabilities, capital leases and notes payable. The carrying fair value of the Company’s long-term debt, including the current portion approximates fair value as of December 31, 2010. The estimated fair value has been determined based on rates for the same or similar instruments.

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

	Year Ended December 31,
	2010	2009
	(Thousands)
Weighted average common shares outstanding – basic	11,956	11,444
Assumed conversion of dilutive stock options, restricted stock, convertible debt and warrants	—	—

Weighted average common shares outstanding – dilutive	11,956	11,444

The following potentially dilutive instruments were not included in the diluted per share calculation for periods presented as their inclusion would have been antidilutive:

	Year Ended December 31,
	2010	2009
	(Thousands)
Stock options	2,039	1,484
Restricted stock	—	1
Warrants	—	147
Convertible debt	1,000	—

Total	3,039	1,632

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2010 and 2009 in each jurisdiction where it cannot conclude that it is more likely than not that those assets will be realized.

Royalties

The Company has several royalty agreements with third parties, including agreements with several athletes to use them in endorsing or advertising several of its products as well as royalties payable under our licensing agreements for our O’Neill™, Margaritaville™ and Melodies by MJB™ brands. Royalty expense during the years ended December 31, 2010 and 2009 was approximately $618,000 and $121,000, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive income (loss). Total comprehensive loss for the years ended December 31, 2010 and 2009 was approximately $4.9 million and $3.4 million, respectively.

The components of accumulated other comprehensive income, net of tax, are as follows:

	December 31,
	2010	2009
	(Thousands)
Equity adjustment from foreign currency translation	$481	$382
Unrealized gain on foreign currency exposure of net investment in foreign operations	70	492

Accumulated other comprehensive income	$551	$874

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

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary a Scope Clarification”. ASU 2010-02 addresses implementation issues related to the changes in ownership provisions of the Codification. It establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.

Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-02 was effective for the Company on January 1, 2010. The Company adopted this guidance during 2010. See also Note 1 “Deconsolidation of LEM” to the Consolidated Financial Statements.

In January 2010, the FASB ratified ASU 2010-06 “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The Company adopted the updated guidance, which was effective for the Company’s annual reporting period at December 31, 2009, with the exception of new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its consolidated results of operations and financial condition.

In February 2010, the FASB issued ASU 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”. ASU 2010-09 amends disclosure requirements so that an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between the Codification and the SEC’s requirements. ASU 2010-09 is effective for interim and annual periods ending after June 15, 2010. The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated results of operations or financial position.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about its financing receivables and related allowance for credit losses. These provisions are effective for interim and annual reporting periods ending on or after December 15, 2010. In January 2011, ASU 2011-06, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” is issued to temporarily delay the effective date of the disclosures about troubled debt restructurings for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. Accordingly, ASU 2010-20 is changed to be effective for interim and annual periods ending after June 15, 2011. The Company assessed that ASU 2010-20 concerns disclosures only and will not have a material impact on the Company’s financial position or results of operations.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics—Technical Corrections to SEC Paragraphs”. ASU 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics. The topics affected include reporting of inventories in financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers. The Company is currently evaluating the effect of ASU 2010-22 on its financial statements and believes it would not have a material impact on the Company’s results of operations.

2.	Accounts Receivable

Accounts receivable consisted of the following:

	December 31,
	2010	2009
	(Thousands)
Trade receivables	$6,072	$7,844
Less allowance for doubtful accounts	(636)	(485)
Less allowance for returns	(1,263)	(1,473)

Accounts receivable, net	$4,173	$5,886

3.	Inventories

Inventories consisted of the following:

	December 31,
	2010	2009
	(Thousands)
Raw materials	$11	$848
Work in process	—	619
Finished goods	8,891	6,292

Inventories, net	$8,902	$7,759

The Company’s balances are net of an allowance for obsolescence of approximately $522,000 and $1,187,000 at December 31, 2010 and 2009, respectively.

4.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2010	2009
	(Thousands)
Displays	$1,179	$1,213
Molds and tooling	1,353	1,896
Machinery and equipment	—	6,344
Buildings and leasehold improvements	301	2,474
Computer equipment and software	1,367	2,243
Furniture and fixtures	190	644
Vehicles	319	278

	4,709	15,092
Less accumulated depreciation and amortization	(3,752)	(10,200)

Property and equipment, net	$957	$4,892

Impairment charges of $81,000 were recorded during the year ended December 31, 2010. Approximately $71,000 relates to molds and tooling no longer in service and is recorded under the caption “Cost of Sales” in the accompanying Consolidated Statement of Operations. Approximately $9,000 and $1,000 is recorded under the caption “Sales and marketing” and “General and administrative”, respectively, and relate to property and equipment no longer in service.

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

Depreciation expense was approximately $1,257,000 and $1,669,000 for the years ended December 31, 2010 and 2009, respectively.

5.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,
	2010	2009
	(Thousands)
Compensation and benefits	$600	$2,277
Production and warehouse	842	422
Sales and marketing	872	177
Commissions	159	169
Other	255	145
Customers with credit balances	76	80
Professional fees	203	80

Total	$3,007	$3,350

6.	Financing Arrangements

Credit Facilities

On February 26, 2007, O21NA entered into a Loan Agreement with BFI with a maximum borrowing capacity of $5.0 million, which was subsequently modified on December 7, 2007 and February 12, 2008 to extend the maximum borrowing capacity to $8.0 million and affect certain other changes. Effective April 30, 2010, the maximum borrowing capacity was reduced to $7.0 million for a reduction in inventory maximum advance levels. Actual borrowing availability under the Loan Agreement is based on eligible trade receivable and inventory levels of O21NA. Loans extended pursuant to the Loan Agreement will bear interest at a rate per annum equal to the prime rate as reported in the Western Edition of The Wall Street Journal from time to time plus 2.5% with a minimum monthly interest charge of $2,000. O21NA granted BFI a security interest in substantially all of O21NA’s assets as security for its obligations under the Loan Agreement. Additionally, the obligations under the Loan Agreement are guaranteed by Orange 21 Inc. The Loan Agreement renews annually in February for one additional year unless otherwise terminated by either O21NA or by BFI. The Loan Agreement renewed in February 2011 until February 2012.

The Loan Agreement imposes certain covenants on O21NA, including, but not limited to, covenants requiring the Company to provide certain periodic reports to BFI, inform BFI of certain changes in the business, refrain from incurring additional debt in excess of $100,000 and refrain from paying dividends. O21NA also established a bank account in BFI’s name into which collections on accounts receivable and other collateral are deposited (the “Collateral Account”). Pursuant to the deposit control account agreement between O21NA and BFI with respect to the Collateral Account, BFI is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to O21NA any amounts remaining after payment of all amounts due under the Loan Agreement. To secure its obligations under the guaranty, Orange 21 Inc. granted BFI a blanket security interest in substantially all of its assets. The Company was in compliance with the covenants under the Loan Agreement at December 31, 2010. At December 31, 2010 and December 31, 2009, there were outstanding borrowings of $2.1 million and $3.0 million, respectively, under the Loan Agreement. The interest rate at December 31, 2010 was 5.8%, and availability under this line was $1.1 million.

The Company had a 0.6 million Euros line of credit in Italy with San Paolo IMI for LEM. Borrowing availability was based on eligible accounts receivable and export orders received at LEM. At December 31, 2009, outstanding amounts under this line of credit amounted to $0.8 million. LEM was deconsolidated as of December 31, 2010; therefore the balance in the Company’s 2010 Consolidated Balance Sheet is zero. See Note 1 “Deconsolidation of LEM” to the Consolidated Financial Statements.

On December 20, 2010, O21NA issued a $7.0 million promissory note due December 31, 2012 to Costa Brava, an entity that beneficially owns approximately 43% of Orange 21 Inc.’s common stock. The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava. The promissory note replaced the $3.0 million, $1.0 million and $1.0 million promissory notes issued to Costa Brava in March 2010, October 2010 and November 2010, respectively, as well as provided for an additional $2.0 million in new loan proceeds. The promissory note was accounted for as a modification of debt. The promissory note is subordinated to Loan Agreement, as amended, with BFI, pursuant to the terms of a debt subordination agreement, dated March 23, 2010 and amended on October 4, 2010, October 29, 2010 and December 20, 2010, by and between Costa Brava and BFI.

Approximately $2.6 million of the proceeds from the March 2010 promissory note were used to prepay the current balance on the revolving line of O21NA’s credit balance with BFI in its entirety as of March 23, 2010. However, O21NA was permitted to re-borrow from BFI under the Loan Agreement after such payment was made. The balance of the net proceeds from O21NA’s issuance of the March 2010 promissory note as well as the proceeds from the October 2010 and November 2010 promissory notes and the additional $2.0 million proceeds from the December 2010 promissory note to Costa Brava were used for working capital purposes.

The terms and conditions of the $7.0 million promissory note are similar to those of the $3.0 million, $1.0 million and $1.0 million promissory notes. Interest on the $7.0 million promissory note accrues daily at the following rates from the date of issuance of the promissory note: (i) 9% per annum payable on the last day of each calendar month and (ii) 3% per annum payable on the maturity date. In addition, the promissory note required that O21NA pay facility fees of $41,600 upon funding of the promissory note and 1% of the original principal amount on each of December 31, 2011 and on the maturity date, December 31, 2012. During the term of the promissory note, Costa Brava may, at its discretion, convert up to $2,250,000 of the principal amount of the promissory note into shares of Orange 21 Inc. common stock at a conversion price of $2.25 per share. The terms of the promissory note also includes customary representations and warranties, as well as reporting and financial covenants, customary for financings of this type. O21NA was in compliance with the covenants under the promissory note at December 31, 2010. See also Note 13 “Related Party Transactions” to the Consolidated Financial Statements.

The Company had two lines of credit with Banca Popolare di Bergamo in Italy for O21 Europe, one for a maximum of 150,000 Euros, subject to eligible accounts receivable, and one for 10,000 Euros on a bank account. Both lines of credit are guaranteed by Eurofidi, a government sponsored third party that guarantees debt, and expire on March 19, 2011. The lines of credit balances at December 31, 2010 were 124,000 Euros ($166,000) and zero, respectively, and bore interest of 4.5%. Availability under these lines of credit at December 31, 2010 was 26,000 Euros and 10,000 Euros, respectively.

7.	Notes Payable

Notes payable at December 31, 2010 consist of the following:

(Thousands)
Secured note payable for vehicle purchases, 4.69% interest rate with monthly payments of $1,400 due through December 2015. Secured by vehicles.	74
Less current portion	(13)

Notes payable, less current portion	$61

Future minimum payments under long-term debt agreements are as follows:

Year ended December 31,	(Thousands)
2011	$13
2012	14
2013	15
2014	16
2015	16

Total	$74

8.	Stockholders’ Equity

Common Stock

During 2010 and 2009, an aggregate of 64,075 and 135,275 shares of common stock, respectively, were issued to individuals upon vesting of restricted stock awards. During 2010, 14,166 shares of common stock were issued to an individual upon exercise of a stock option.

Shares Reserved

The Company had 100,000,000 authorized shares of common stock at December 31, 2010. The table below outlines common shares reserved for future issuance:

(Thousands)
Total Authorized Shares	100,000
Common shares issued	(11,981)
Shares reserved for future issuance:
Stock options outstanding	(2,039)
Conversion option for Costa Brava promissory note	(2,250)

Remaining Authorized Shares	83,730

9.	Fair Value of Financial Instruments

In April 2009, the Company adopted FASB’s authoritative guidance on interim disclosures about fair value of financial instruments, which requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. The Company’s financial instruments include cash, accounts receivable and payable, short-term borrowings and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature. The carrying value of the Company’s long-term debt, including the current portion approximates fair value as of December 31, 2010.

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

Stock Option Activity

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(Thousands)
Options outstanding at December 31, 2008	1,278,500	$6.54
Granted	1,020,000	$3.00
Expired	(444,375)	$6.93
Forfeited	(370,000)	$3.56

Options outstanding at December 31, 2009	1,484,125	$2.27
Granted	1,010,000	$1.00
Exercised	(14,166)	$0.90
Expired	(159,446)	$1.45
Forfeited	(281,737)	$1.06

Options outstanding at December 31, 2010	2,038,776	$1.88	8.06	$525

Options exercisable at December 31, 2010	881,269	$2.95	6.61	$156

Intrinsic value is defined as the difference between the relevant current market value of the common stock and the grant price for options with exercise prices less than the market values on such dates. During the years ended December 31, 2010 and 2009, the Company received approximately $13,000 and $0, respectively, in cash proceeds from the exercise of stock options.

On May 26, 2009, the Compensation Committee of the Company’s Board of Directors (the “Committee”) determined, in accordance with the terms of the Plan, to reprice certain outstanding options held by A. Stone Douglass, the Company’s Chief Executive Officer and Acting Chief Financial Officer, and Jerry Collazo, the Company’s former Chief Financial Officer who resigned in February 2010. Specifically, the exercise price for Mr. Douglass’ option to purchase 250,000 shares of the Company’s common stock granted on September 29, 2008 was reduced from $3.28 to $1.50 and the exercise prices of Mr. Collazo’s options to purchase 20,000 and 150,000 shares of the Company’s common stock granted on October 12, 2006 and August 29, 2007, respectively, were reduced from $4.89 and $5.38, respectively, to $1.50 (the foregoing options held by Messrs. Douglass and Collazo are referred to herein as, the “Options”). The reduced exercise price of $1.50 represents a 103% premium over the closing price of the Company’s common stock on May 22, 2009, the last trading day before the Committee’s decision to reprice the Options. Other than the change to the exercise price, the terms of the Options remained in effect and unchanged. As of September 30, 2010, Mr. Collazo’s options are no longer outstanding as a result of his resignation in February 2010.

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

Information regarding stock options outstanding as of December 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
Price Range	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Shares	Weighted- Average Exercise Price
$0.65 - $0.71	102,500	$0.66	9.13	15,000	$0.70
$ 0.74 - $0.79	170,000	$0.75	8.68	45,000	$0.76
$ 0.90	318,611	$0.90	7.89	133,050	$0.90
$ 0.94 - $0.95	85,000	$0.94	8.80	75,000	$0.94
$ 0.96	370,000	$0.96	9.36	75,000	$0.96
$ 1.25	300,000	$1.25	9.94	—	$—
$ 1.50	313,332	$1.50	6.72	182,776	$1.50
$ 1.69 - $5.11	178,333	$3.44	6.48	154,443	$3.62
$ 5.38 - $6.46	111,000	$6.04	6.24	111,000	$6.04
$ 8.75	90,000	$8.75	3.95	90,000	$8.75

Total	2,038,776	$1.88	8.06	881,269	$2.95

Restricted Stock Award Activity

The Company periodically issues restricted stock awards to certain directors and key employees subject to certain vesting requirements based on future service.

	Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2008	22,500	$5.01
Awarded	130,067	0.90
Released	(135,275)	1.06
Forfeited	(16,042)	5.01

Non-vested at December 31, 2009	1,250	$5.01
Awarded	62,825	0.87
Released	(64,075)	0.95

Non-vested at December 31, 2010	—	$—

The Company recognized the following share-based compensation expense during the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
	(Thousands)
Stock options
General and administrative expense	$283	$405
Cost of sales	27	26
Selling and marketing	58	23
Shipping and warehouse	4	1
Research and development	11	3
Restricted stock
General and administrative expense	55	97
Cost of sales	—	36
Selling and marketing	6	14
Research and development	—	2

Total	444	607
Income tax benefit	(151)	(206)

Stock-based compensation expense, net of taxes	$293	$401

Effect of stock-based compensation on net loss per share:
Basic	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.04)

The following table summarizes the approximate unrecognized compensation cost for the share-based compensation awards and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Expense	Weighted Average Remaining Years
	(Thousands)
Stock options	$871	2.13

Total	$871

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

The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2010 and 2009 was $0.64 per share and $0.38 per share, respectively. The following weighted average assumptions were used to estimate the fair value of options granted to employees and directors during the years ended December 31, 2010 and 2009:

	Year ended December 31,
	2010	2009
Expected volatility	86.3%	80.8%
Risk-free interest rate	2.2%	2.2%
Expectation term (in years)	4.0	4.8
Dividend yield	—	—

The weighted-average estimated fair value of non-employee stock options granted during the year ended December 31, 2010 was $0.57 per share. The following weighted average assumptions were used to estimate the fair value of options granted to non-employees during the years ended December 31, 2010:

Year ended December 31,
2010
Expected volatility	86.0%
Risk-free interest rate	1.5%
Expectation term (in years)	4.0
Dividend yield	—

11.	Income Taxes

Income tax expense attributed to income from operations consists of:

	Year Ended December 31,
	2010	2009
	(Thousands)
Current
State	$2	$2
Foreign	150	96

Total	152	98
Deferred
Foreign	—	3

Total	—	3

Income tax provision	$152	$101

The components that comprise deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
	(Thousands)
Deferred tax assets:
NOL carryforwards	$6,688	$5,796
Allowance for doubtful accounts	56	61
Compensation and vacation accrual	69	68
Reserve for returns and allowances	435	490
Unrealized foreign currency loss	5	—
Inventory reserve	158	315
Foreign deferred tax asset before valuation allowance	2,018	2,407
Non-cash compensation	371	282
Depreciation and amortization	433	453
Benefit of state tax items	1	32
Capital loss on sale of LEM	4,294	—
Other	76	87

Gross deferred tax assets	14,604	9,991
Deferred tax liabilities:
Foreign deferred tax liability	—	(404)

Net deferred tax asset before valuation allowance	14,604	9,587
Valuation allowance	(14,604)	(9,991)

Net deferred tax liability	$—	$(404)

The reconciliation of computed “expected” income taxes to effective income tax expense by applying the federal statutory rate of 34% is as follows:

	Year Ending December 31,
	2010	2009
	(Thousands)
Computed “expected” tax expense	$(4,973)	$(1,243)
State taxes, net of federal benefit	(853)	(213)
Foreign tax expense	151	99
Foreign subsidiary loss	78	522
Permanent items	90	151
Basis difference on sale of LEM	477	—
U.S. valuation allowances	5,182	784
Other, net	—	1

	$152	$101

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance of $14.6 million for its worldwide operations at December 31, 2010. The change in the valuation allowance for the years ended December 31, 2010 and 2009 was an increase of $4.6 million and $0.2 million, respectively. The Company has recorded a $12.6 million and $7.6 million valuation allowance for O21NA at

December 31, 2010 and 2009, respectively. The Company has recorded a $2.0 million and $1.3 million valuation allowance for O21 Europe at December 31, 2010 and 2009, respectively. The Company has recorded a $1.0 million valuation allowance for LEM at December 31, 2009. LEM was deconsolidated upon the sale of 90% of the Company’s equity interest on December 31, 2010. See Note 1 “Deconsolidation of LEM” to the Consolidated Financial Statements. For tax purposes, the Company incurred a capital loss on the sale of 90% of the Company’s equity interest in LEM. For federal and California income tax purposes, capital losses may only offset capital gains, with any excess capital losses available for carry-back to the previous three tax years and carry-forward for a five year period.

12.	Employee Benefit Plans

In 1998, the Company adopted the Spy Optic 401(k) Plan, or the “401(k) Plan.” The 401(k) Plan covers all employees who meet the eligibility requirements of a minimum of 270 hours of service and 18 years of age. The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under the provisions of the 401(k) Plan, eligible participants may contribute up to 15% of their annual compensation, not to exceed the maximum legal deferral. The Company is not required to contribute to the Plan and made no contributions to the Plan during the years ended December 31, 2010 or 2009.

13.	Related Party Transactions

Promissory Notes with Shareholder, Costa Brava Partnership III, L.P.

On December 20, 2010, O21NA issued a $7.0 million promissory note due December 31, 2012 to Costa Brava. The promissory note replaced the $3.0 million, $1.0 million and $1.0 million promissory notes issued to Costa Brava in March 2010, October 2010 and November 2010, respectively, as well as provided for an additional $2.0 million in new loan proceeds. The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava. Costa Brava and Seth Hamot together own approximately 43% of the Company’s common stock. See also Note 6 “Financing Arrangements” to the Consolidated Financial Statements.

Customer Sales

During the year ended December 31, 2010, Simo Holdings, Inc. (formerly known as No Fear, Inc., “No Fear”) and its affiliates beneficially owned shares of the Company’s outstanding common stock. They no longer own shares at December 31, 2010. In addition, No Fear and its subsidiaries, No Fear Retail Stores, Inc. (“No Fear Retail”) and MX No Fear Europe SAS (“MX No Fear”), own retail stores in the U.S. and Europe that purchase products from the Company. Aggregated sales to the U.S. retail stores owned by the foregoing entities during the years ended December 31, 2010 and 2009 were approximately $0.7 million and $0.8 million, respectively. The year ended December 31, 2009 included approximately $398,000 in sales achieved through product credit given to Mark Simo, the Company’s former Chief Executive Officer and director, in conjunction with the Settlement Agreement and Mutual General Release (the “Settlement Agreement”) discussed below. Accounts receivable due from such U.S. retail stores amounted to $54,000 and $187,000 at December 31, 2010 and 2009, respectively.

Aggregated sales to the MX No Fear stores during the years ended December 31, 2010 and 2009 were approximately $0.5 million for each period. Accounts receivable due from the MX No Fear stores amounted to $208,000 and $344,000 at December 31, 2010 and 2009, respectively.

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

Pursuant to the Settlement Agreement, the Orange 21 Parties on the one hand and the No Fear Parties on the other hand each released the other with respect to any and all claims arising from or related to past dealings of any kind between the parties. The Settlement Agreement was signed on April 28, 2009, but its effectiveness was conditioned upon receipt of all funds required to be delivered on execution, which did not occur until April 30, 2009. As of December 31, 2010, the Company received payments of approximately $429,000 from No Fear and approximately 261,000 Euros (approximately $344,000 in U.S. Dollars) from MX No Fear with no further amounts due in accordance with the Settlement Agreement.

14.	Commitments and Contingencies

Operating Leases

Prior to November 1, 2010, the Company leased its principal administrative and distribution facilities in Carlsbad, California, under a month to month operating lease with monthly payments of approximately $38,000. On November 1, 2010, the Company entered into a 38 month facility lease for the same facility, which commenced on November 1, 2010 and terminates on December 31, 2013. The facility lease has total lease payments of approximately $1.1 million and average monthly rent payments of approximately $29,000. O21 Europe leases a warehouse facility in Varese, Italy, which is used primarily for international sales and distribution. The Company also leases certain computer equipment, vehicles and temporary housing in Italy. Rent expense was approximately $596,000 and $679,000 for the years ended December 31, 2010 and 2009, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Year Ending December 31,	(Thousands)
2011	$465
2012	460
2013	429
2014	63
Thereafter	48

Total	$1,465

Capital Lease

Future minimum lease payments under capital lease at December 31, 2010 are as follows:

Year Ending December 31,	(Thousands)
2011	$30
2012	30
2013	11

Total minimum lease payments	71
Amount representing interest	(6)

Present value of minimum lease payments	65
Less current portion	(27)

Long-term portion	$38

The cost of equipment under a capital lease at December 31, 2010 was approximately $128,000. The amount of accumulated depreciation at December 31, 2010 was approximately $71,000. Amortization of assets held under capital leases is included in depreciation expense.

Athlete Contracts

The Company has entered into endorsement contracts with athletes to actively wear and endorse the Company’s products. These contracts are based on minimum annual payments totaling approximately $224,000, $50,000 and $25,000 in 2011, 2012 and 2013, respectively, and may include additional performance-based incentives, product-specific sales incentives and/or royalty payments. At December 31, 2010 the Company also had approximately $39,000 due to athletes under contract in 2010.

Licensing Agreements

The Company has entered into various licensing agreements and has minimum amounts of approximately $1.4 million, $1.1 million and $0.8 million payable during the years ending December 31, 2011, 2012 and 2013, respectively. In addition to the amounts described in the prior sentence, for the years ending December 31, 2011, 2012 and 2013, if the Company achieves or exceeds certain minimum sales amounts for specified products set forth in one of its licensing agreements, the Company will be required to pay the licensor a percentage of its net profit on such sales, as calculated in accordance with the license agreement.

LEM Purchase Commitments

In connection with the sale of 90% of the Company’s equity interest in LEM, the Company has agreed to purchase minimum amounts of certain goods or services from LEM during the years ended December 31, 2011 and 2012, subject to the continued employment by LEM of the two employees that were a part of the Purchasers.

The minimum purchase amount for the year ended December 31, 2011 is €3,717,617 (US$4,968,595 as of December 31, 2010). The minimum purchase amount for the year ended December 31, 2012 is €1,858,808 (US$2,484,297 as of December 31, 2010). See also Note 1 “Deconsolidation of LEM” to the Consolidated Financial Statements.

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

Customer

For the years ended December 31, 2010 and 2009, the Company had no sales to third party customers that accounted for 10% or more of total net sales.

Supplier

The Company purchases a majority of its goggles from one manufacturer in China, OGK, and expects to continue to do so during 2011. The Company purchases a majority of its sunglasses from LEM in Italy and one manufacturer in China and currently purchases substantially all of its plastic frames from one supplier in Italy. The Company does not have long-term agreements with any of its manufacturers other than LEM. The Company believes that other suppliers could provide plastic frames on comparable terms, however, a change in suppliers could result in a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

16.	Operating Segments and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company designs, produces and distributes sunglasses, snow and motocross goggles, and branded apparel and accessories for the action sports, snow sports and lifestyle markets. Up until December 31, 2010 the Company owned a manufacturer, LEM, located in Italy. LEM manufactures products for non-competing brands in addition to a substantial amount of the Company’s sunglass products. On December 31, 2010, the Company sold 90% of the capital stock of LEM and deconsolidated it. Results for the years ended December 31, 2010 and 2009 include LEM and reflect operations of this manufacturer after elimination of intercompany transactions. During 2010 and 2009, the Company operated in two business segments: distribution and manufacturing.

Information related to the Company’s operating segments is as follows:

	Year Ended December 31,
	2010	2009
	(Thousands)
Net sales:
Distribution	$30,349	$29,384
Manufacturing	4,638	4,854
Intersegment	9,168	7,863
Eliminations	(9,168)	(7,863)

Total	$34,987	$34,238

Operating loss:
Distribution	$(3,142)	$(2,445)
Manufacturing	509	(845)

Total	$(2,633)	$(3,290)

Net loss:
Distribution	$(4,868)	$(2,302)
Manufacturing	261	(1,105)

Total	$(4,607)	$(3,407)

	December 31,
	2010	2009
	(Thousands)
Tangible long-lived assets:
Distribution	$957	$1,104
Manufacturing	—	3,788

Total	$957	$4,892

The Company markets its products domestically and internationally, with its principal international market being Europe. Revenue is attributed to the location from which the product was shipped. Identifiable assets are based on location of domicile.

	Year Ended December 31,
	U.S. and Canada	Europe and Asia Pacific	Consolidated	Intersegment
	(Thousands)			(Thousands)
	2010			2010
Net sales	$25,363	$9,624	$34,987	$9,169

	2009			2009
Net sales	$24,132	$10,106	$34,238	$7,863

	December 31,
	2010	2009
	(Thousands)
Tangible long-lived assets:
U.S. and Canada	$722	$750
Europe and Asia Pacific	235	4,142

Total	$957	$4,892

17.	Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Thousands, except per share data)
Year ended December 31, 2010:
Net sales	$8,268	$9,528	$8,224	$8,967
Gross profit	3,721	5,510	3,871	3,650
Income (loss) before provision (benefit) for income taxes	(908)	455	(874)	(3,128)
Net income (loss)	(937)	408	(932)	(3,146)
Basic net income (loss) per share	$(0.08)	$0.03	$(0.08)	$(0.26)
Diluted net income (loss) per share	$(0.08)	$0.03	$(0.08)	$(0.26)

Year ended December 31, 2009:
Net sales	$7,421	$9,116	$8,776	$8,925
Gross profit	3,631	4,186	2,861	2,161
Loss before provision (benefit) for income taxes	(824)	(225)	(1,085)	(1,172)
Net loss	(804)	(254)	(1,136)	(1,213)
Basic net loss per share	$(0.08)	$(0.02)	$(0.10)	$(0.10)
Diluted net loss per share	$(0.08)	$(0.02)	$(0.10)	$(0.10)

18.	Rights Offering

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

19.	Subsequent Event

Harlingwood Investment

On February 28, 2011, the Company entered into a stock purchase agreement (the “SPA”) and registration rights agreement (the “Registration Rights Agreement”) with Harlingwood (Alpha), LLC (the “Investor”).

Pursuant to the SPA, the Company sold and issued to the Investor 712,121 shares (the “Shares”) of the Company’s common stock in exchange for $1,174,999, or $1.65 per share. The Investor is entitled to designate a director nominee in the slate of directors proposed by the Company for any future annual meeting of the Company’s stockholders provided, among other conditions, (i) the designee has been approved by the Nominating Committee of the Company’s Board of Directors and the Company’s Board of Directors, (ii) the Investor continues to hold all of the Shares, (iii) the Shares constitute at least three percent of the outstanding shares of the Company’s common stock at the time of the designation of the director nominee and (iv) neither the Investor nor any affiliate of the Investor has engaged in any short sales of the Company’s common stock subsequent to the date of the SPA. The SPA includes representations and warranties by the Company and the Investor that are customary for a transaction of this nature.

The Registration Rights Agreement provides the Investor with piggy-back registration rights pursuant to which the Company is required to provide notice to the Investor of certain proposed public offerings of the Company’s common stock and, if the Investor so requests, register the shares of common stock issued to the Investor pursuant to the SPA for resale by the Investor, subject to certain conditions and limitations described in the Registration Rights Agreement.

Orange 21 Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

For the Years Ended December 31, 2010 and 2009

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(Thousands)
Allowance for doubtful accounts:
Year ended December 31, 2010	$485	$421	$(270)	$636
Year ended December 31, 2009	$1,052	$—	$(567)	$485
Allowance for sales returns:
Year ended December 31, 2010	$1,473	$—	$(210)	$1,263
Year ended December 31, 2009	$2,026	$—	$(553)	$1,473
Allowance for inventory reserve:
Year ended December 31, 2010	$1,188	$527	$(1,193)	$522
Year ended December 31, 2009	$1,284	$922	$(1,018)	$1,188

Note:	Additions to the allowance for doubtful accounts are charged to bad debt expense. Additions to the allowance for sales returns are charged against revenue. Additions to the allowance for inventory reserve are charged against cost of goods sold. The Deductions column for the year ended December 31, 2010 includes $31,000 and $273,000 for the allowance for doubtful accounts and inventory reserve, respectively, for the deconsolidation of LEM. See Note 1 “Deconsolidation of LEM” of the Notes to the Consolidated Financial Statements.

All other schedules have been omitted because they are either inapplicable or the required information has been provided in the Consolidated Financial Statements or the Notes thereto.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Control and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2010, the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time frames specified by the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2010, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (or the “COSO” criteria). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes In Internal Controls over Financial Reporting

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Documents Incorporated by Reference

In response to Part III, Items 10, 11, 12, 13 and 14, parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December  31, 2010) for its annual stockholders’ meeting are incorporated by reference in this Form 10-K.

Item  10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in our proxy statement to be filed for our 2011 annual meeting of shareholders and is incorporated in this report by reference.

Item 11. Executive Compensation

The information required by this item will be set forth in our proxy statement to be filed for our 2011 annual meeting of shareholders and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this item will be set forth in our proxy statement to be filed for our 2011 annual meeting of shareholders and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our proxy statement to be filed for our 2011 annual meeting of shareholders and is incorporated in this report by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth in our proxy statement to be filed for our 2011 annual meeting of shareholders and is incorporated in this report by reference.

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

(b)	Exhibits

Exhibits

Exhibit No.	Description of Document	Incorporation by Reference

3.1	Restated Certificate of Incorporation	Incorporated by reference to Form 10-Q filed November 16, 2009.

3.2	Amended and Restated Bylaws	Incorporated by reference to Form 10-Q filed August 13, 2009.

4.1	Form of Common Stock Certificate	Incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004.

4.2	Common Stock Purchase Warrant to Purchase 142,000 shares of Common Stock of Orange 21 Inc. issued to Roth Capital Partners, LLC dated June 22, 2005	Incorporated by reference to Form 10-Q filed August 11, 2005.

4.3	Common Stock Purchase Warrant to Purchase 5,000 shares of Common Stock of Orange 21 Inc. issued to Dana Mackie dated June 22, 2005	Incorporated by reference to Form 10-Q filed August 11, 2005.

10.1+	Amended and Restated 2004 Stock Incentive Plan	Incorporated by reference to Definitive Proxy Statement filed April 30, 2007.

10.2+	Form of Stock Option Agreement under the 2004 Stock Incentive Plan	Filed herewith.

10.3	Loan and Security Agreement dated February 26, 2007 by and between Orange 21 North America Inc. and BFI Business Finance	Incorporated by reference to Form 8-K filed March 2, 2007.

10.4	General Continuing Guaranty dated February 26, 2007 by and between Orange 21 Inc. and BFI Business Finance	Incorporated by reference to Form 8-K filed March 2, 2007.

10.5	First Modification to Loan and Security Agreement dated December 7, 2007 by and between Orange 21 North America Inc. and BFI Business Finance	Incorporated by reference to Form 8-K filed December 12, 2007.

10.6	Second Modification to Loan and Security Agreement dated February 12, 2008 by and between Orange 21 North America Inc. and BFI Business Finance	Incorporated by reference to Form 10-K filed April 8, 2008.

10.7+	Executive Employment Agreement dated January 19, 2009 between Orange 21 Inc. and A. Stone Douglass	Incorporated by reference to Form 8-K filed January 26, 2009.

10.8*	Settlement Agreement and Mutual General Release dated April 28, 2009 by and between the Company, Orange 21 North America Inc., Orange 21 Europe S.r.l., (fka Spy Optic, S.r.l.) and LEM S.r.l., on the one hand, and Mark Simo, Simo Holdings (fka No Fear, Inc.) No Fear Retail Stores, Inc. and MX No Fear Europe SAS, on the other hand	Incorporated by reference to Form 10-Q filed August 13, 2009.

Exhibit No.	Description of Document	Incorporation by Reference

10.9+	Amendment No. 1 to Orange 21 Inc. Notice of Stock Option Grant and Stock Agreement dated as of May 20, 2009 by and between the Company and A. Stone Douglass, the Company’s Chief Executive Officer and Acting Chief Financial Officer	Incorporated by reference to Form 10-Q filed August 13, 2009.

10.10+	Amendment No. 1 to Orange 21 Inc. Notice of Stock Option Grant and Stock Option Agreement dated as of May 26, 2009 by and between the Company and Jerry Collazo, the Company’s former Chief Financial Officer	Incorporated by reference to Form 10-Q filed August 13, 2009.

10.11+	Amendment No. 2 to Orange 21 Inc. Notice of Stock Option Grant and Stock Option Agreement dated as of May 26, 2009 by and between the Company and Jerry Collazo, the Company’s former Chief Financial Officer	Incorporated by reference to Form 10-Q filed August 13, 2009.

10.12+	Letter Agreement dated May 20, 2009 by and between the Company and Erik Darby, the Company’s Vice President of Sales	Incorporated by reference to Form 10-K filed March 26, 2010.

10.13	Promissory Note issued on March 23, 2010 by Orange 21 North America Inc. to Costa Brava Partnership III, L.P.	Incorporated by reference to Form 10-K filed March 26, 2010.

10.14	License Agreement dated May 12, 2010 by and between Orange 21 Inc. and Rose Colored Glasses LLC	Incorporated by reference to Form 10-Q filed August 16, 2010.

10.15	Promissory Note issued on October 5, 2010 by Orange 21 North America Inc. in favor of Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on October 7, 2010.

10.16	Lease Agreement dated November 1, 2010 by and between Orange 21 North America Inc. and The Levine Family Trust	Incorporated by reference to Form 10-Q filed on November 15, 2010.

10.17	Promissory Note issued on November 1, 2010 by Orange 21 North America Inc. in favor of Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on November 2, 2010.

10.18+	Change in Control Severance Agreement dated December 8, 2010 between Orange 21 Inc. and A. Stone Douglass	Incorporated by reference to Form 8-K filed on December 13, 2010.

10.19+	Change in Control Severance Agreement dated December 8, 2010 between Orange 21 Inc. and Erik Darby	Incorporated by reference to Form 8-K filed on December 13, 2010.

10.20+	Orange 21 Inc. Change in Control Severance Plan (effective December 8, 2010)	Incorporated by reference to Form 8-K filed on December 13, 2010.

Exhibit No.	Description of Document	Incorporation by Reference

10.21	Promissory Note issued on December 20, 2010 by Orange 21 North America Inc. in favor of Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on December 23, 2010

10.22*	Master Agreement dated December 16, 2010 by and among Orange 21 Inc., Orange 21 Europe S.r.l., Stefano Lodigiani, Claudio Marcassa, Nomec 92 S.r.l. and Greencube S.r.l.	Incorporated by reference to Form 8-K filed on January 6, 2011

14.1	Code of Ethics for Senior Officers	Incorporated by reference to Form 10-K filed March 31, 2005.

14.2	Code of Business Conduct	Incorporated by reference to Form 10-K filed March 31, 2005.

21.1	List of Subsidiaries	Filed herewith.

23.1	Consent of Mayer Hoffman McCann P.C., independent registered certified public accountants	Filed herewith.

24.1	Power of Attorney	Included on the signature page.

31.1	Section 302 Certification of the Company’s Principal Executive Officer and Principal Accounting Officer	Filed herewith.

32.1#	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	Filed herewith.

+	Management contract or compensatory plan or arrangement.
*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
#	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orange 21 Inc.

Date: March 25, 2011

	By	/s/ A. Stone Douglass
A. Stone Douglass
Chief Executive Officer and Acting Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints A. Stone Douglass, as his true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and each amendment hereto and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ A. Stone Douglass A. Stone Douglass	Chief Executive Officer, Acting Chief Financial Officer and Director (principal executive and financial officer)	March 25, 2011

/s/ Seth W. Hamot Seth W. Hamot	Chairman of the Board of Directors	March 25, 2011

/s/ Gregory R. Andrews Gregory R. Andrews	Director	March 25, 2011

/s/ Harry Casari Harry Casari	Director	March 25, 2011

/s/ David Mitchell David Mitchell	Director	March 25, 2011

/s/ John Pound John Pound	Director	March 25, 2011

/s/ Stephen Roseman Stephen Roseman	Director	March 25, 2011

/s/ Greg Theiss Greg Theiss	Director	March 25, 2011