Form 10-Q
period 2011-03-31
Orange 21 Inc.
filed 2011-05-13
CIK 932372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 9, 2011, there were 12,776,516 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include those described in Item 1A of Part II of this report under the caption “Risk Factors,” in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2010 under the caption “Risk Factors,” as well as those discussed elsewhere in this report and such annual report. Readers are urged not to place undue reliance on forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Spy Optic® and Spy® are the registered trademarks of Orange 21 Inc. and its subsidiaries. O’Neill®, Margaritaville®, Melodies by MJB® and other brands, names and trademarks contained in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands, except number of shares and per share amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets
Cash	$306	$263
Accounts receivable, net	3,409	4,173
Inventories, net	8,831	8,902
Prepaid expenses and other current assets	613	618
Income taxes receivable	11	14

Total current assets	13,170	13,970
Property and equipment, net	790	957
Intangible assets, net of accumulated amortization of $645 and $631 at March 31, 2011 and December 31, 2010, respectively	107	122
Other long-term assets	54	50

Total assets	$14,121	$15,099

Liabilities and Stockholders' Equity
Current liabilities
Lines of credit	$1,807	$2,235
Current portion of capital leases	27	27
Current portion of notes payable	14	13
Accounts payable	1,566	1,693
Accrued expenses and other liabilities	2,777	3,007

Total current liabilities	6,191	6,975
Capitalized leases, less current portion	32	38
Notes payable, less current portion	58	61
Note payable to stockholder	7,000	7,000

Total liabilities	13,281	14,074
Stockholders' equity
Preferred stock: par value $0.0001; 5,000,000 authorized; none issued	—	—
Common stock: par value $0.0001; 100,000,000 shares authorized; 12,763,237 and 11,980,934 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	1	1
Additional paid-in-capital	42,309	40,972
Accumulated other comprehensive income	600	551
Accumulated deficit	(42,070)	(40,499)

Total stockholders' equity	840	1,025

Total liabilities and stockholders' equity	$14,121	$15,099

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Net sales	$6,703	$8,268
Cost of sales	3,290	4,547

Gross profit	3,413	3,721
Operating expenses:
Sales and marketing	2,795	1,990
General and administrative	1,664	1,962
Shipping and warehousing	139	278
Research and development	154	380

Total operating expenses	4,752	4,610

Loss from operations	(1,339)	(889)
Other income (expense):
Interest expense	(256)	(85)
Foreign currency transaction gain	28	66

Total other income (expense)	(228)	(19)

Loss before provision for income taxes	(1,567)	(908)
Income tax provision	4	29

Net loss	$(1,571)	$(937)

Net loss per share of Common Stock
Basic	$(0.13)	$(0.08)

Diluted	$(0.13)	$(0.08)

Shares used in computing net loss per share of Common Stock
Basic	12,488	11,927

Diluted	12,488	11,927

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Operating Activities
Net loss	$(1,571)	$(937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	160	363
Deferred income taxes	—	12
Share-based compensation	139	134
Provision for (recovery of) bad debts	30	(1)
Impairment of property and equipment	105	69
Change in operating assets and liabilities:
Accounts receivable	765	774
Inventories, net	138	(754)
Prepaid expenses and other current assets	1	(149)
Other assets	(1)	4
Accounts payable	(157)	(826)
Accrued expenses and other liabilities	(238)	172
Income tax payable/receivable	4	16

Net cash used in operating activities	(625)	(1,123)
Investing Activities
Purchases of property and equipment	(73)	(155)
Proceeds from sale of property and equipment	1	11

Net cash used in investing activities	(72)	(144)
Financing Activities
Line of credit repayments, net	(434)	(1,519)
Principal payments on notes payable	(3)	(17)
Proceeds from issuance of notes payable to stockholder	—	3,000
Principal payments on capital leases	(6)	(84)
Proceeds from the exercise of stock options	68	—
Proceeds from sale of common stock, net of issuance costs of $44 as of
March 31, 2011 and $0 as of March 31, 2010	1,131	—

Net cash provided by financing activities	756	1,380
Effect of exchange rate changes on cash	(16)	103

Net increase in cash	43	216
Cash at beginning of period	263	654

Cash at end of period	$306	$870

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$195	$82
Income taxes	$—	$2
Summary of noncash financing and investing activities:
Acquisition of property and equipment through capital leases	$—	$210

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies Basis of Presentation

Basis of Presentation

The accompanying unaudited consolidated financial statements of Orange 21 Inc. and its subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. For purposes of this report, the term the “Company” refers to Orange 21 Inc. and its subsidiaries unless the context requires otherwise.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results of operations for the year ending December 31, 2011. The consolidated financial statements contained in this Form 10-Q should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Orange 21 Inc. currently has two wholly owned subsidiaries, one incorporated in Italy, Orange 21 Europe S.r.l. (“O21 Europe”), formerly known as Spy Optic S.r.l., and one incorporated in California, Orange 21 North America Inc. (“O21NA”), formerly known as Spy Optic, Inc. Spy Optic S.r.l. changed its name to Orange 21 Europe S.r.l. effective October 13, 2009. Spy Optic, Inc. changed its name to Orange 21 North America Inc. effective January 11, 2010. As discussed below, until December 31, 2010, the Company also wholly owned LEM, S.r.l. (“LEM”).

Deconsolidation of LEM

In January 2006, the Company acquired for $6.1 million all of the equity interest of LEM and consolidated it. During the fourth quarter of 2010, management and the Company’s Board of Directors determined that ownership of LEM was inconsistent with the Company’s current strategy of improving margins by sourcing product from low cost, high quality suppliers. Additionally, owning and operating a manufacturing facility imposed an unnecessary distraction for management and other company resources. Therefore, on December 31, 2010, the Company completed the sale of 90% of its equity interest in LEM to two LEM employees and two third-party suppliers of LEM (“Purchasers”) in exchange for approximately $20,000. In addition, LEM secured the release of the Company’s guarantee of certain of LEM’s obligations to a third party and LEM agreed to indemnify the Company against any liability in connection with such guarantee. The purchase price and the other terms of the transaction were determined through arms length negotiations between the Company and the Purchasers on the basis of the parties’ view of the fair value of LEM. The Company continues to hold a 10% equity interest in LEM. LEM was, is currently and is expected to continue to be one of the Company’s manufacturers of sports eye glasses. The sale was pursuant to the Master Agreement between the Company, its wholly owned subsidiary, O21 Europe, and the Purchasers entered into on December 16, 2010. The Master Agreement provides that the Company will purchase a minimum amount of certain goods or services from LEM during the years ending December 31, 2011 and 2012, subject to the continued employment by LEM of the two employees that were a part of the Purchasers. The minimum purchase amount for the year ending December 31, 2011 is €3,717,617. Converted into United States dollars at the spot exchange rates in effect at March 31, 2011 and December 31, 2010, and taking into account purchases made through March 31, 2011, the remaining minimum purchase amount was US$5,223,536 and US$4,968,595 as of March 31, 2011 and December 31, 2010, respectively. The minimum purchase amount for the year ended December 31, 2012 is €1,858,808. Converted into United States dollars, the minimum purchase amount was US$2,620,733 and US$2,484,297 as of March 31, 2011 and December 31, 2010, respectively. In the event the Company does not meet the minimum purchase amounts indicated above, the Company instead has the option to pay LEM an amount equal to €0.37 for each Euro of goods and/or services of the minimum purchase amounts. The option amount for the year ending December 31, 2011 is €1,375,518 (US$1,939,343 and US$1,838,380 as of March 31, 2011 and December 31, 2010, respectively). The option amount for the year ended December 31, 2012 is €687,759 (US$969,671 and US$919,190 as of March 31, 2011 and December 31, 2010, respectively).

Due to the minimum purchase commitments, the Company believes that there will be significant cash flows to LEM for the next two years and in accordance with applicable accounting guidance, the Company has included the results of operations of LEM in the Company’s Consolidated Statement of Operations and not as a discontinued operation. The Company deconsolidated LEM from its Consolidated Balance Sheet as of December 31, 2010 and recognized a loss of $1.4 million on the transaction during the year ended December 31, 2010, as calculated below.

Thousands
Loss on sale of 90% of LEM during the year ended December 31, 2010:
Investment in LEM removed from Consolidated Balance Sheet	$12,000
LEM cumulative retained earnings in USD as translated removed from Consolidated Balance Sheet	(10,537)
Proceeds received for sale of 90% of LEM	(20)
Fair value of 10% retained ownership in LEM	(2)

Loss on sale of 90% of LEM	$1,441

Any future loss is limited to the fair value of the remaining 10% investment in LEM, $2,000. Based on the Company’s evaluation of current accounting guidance, it was determined that the Company did not maintain significant influence over LEM and, accordingly, has recorded the remaining 10% interest in LEM in accordance with the cost method. Based on the Company’s lack of ability to influence, lack of a role in policy and decision making, no further guarantee over LEM’s debt and no seats on LEM’s board of directors, the Company concluded that it would not be appropriate to account for such investment in consolidation under the equity method of accounting.

The aggregate carrying amount of the cost method investment is $2,000 as of March 31, 2011 and December 31, 2010, respectively.

The following unaudited pro forma condensed consolidated financial statement of operations for the three months ended March 31, 2010 has been presented as if the deconsolidation of LEM had occurred on January 1, 2010.

	Unaudited Three Months Ended March 31, 2010 (1)	Unaudited Pro Forma Adjustments (2)	Unaudited Pro Forma Results (3)
Net sales	$8,268	$(913)	$7,355
Cost of sales	4,547	(705)	3,842

Gross profit (loss)	3,721	(208)	3,513
Operating expenses:
Sales and marketing	1,990	(82)	1,908
General and administrative	1,962	(297)	1,665
Shipping and warehousing	278	(141)	137
Research and development	380	(226)	154

Total operating expenses	4,610	(746)	3,864

Loss from operations	(889)	538	(351)
Other income (expense):
Interest expense	(85)	37	(48)
Foreign currency transaction gain	66	3	69
Other expense	—	—	—
Loss on deconsolidation of LEM	—	(1,170)	(1,170)

Total other income (expense)	(19)	(1,130)	(1,149)

Income (loss) before provision (benefit) for income taxes	(908)	(592)	(1,500)
Income tax provision (benefit)	29	(36)	(7)

Net income (loss)	$(937)	$(556)	$(1,493)

(1)	Represents the Company’s actual (as reported) consolidated results of operations for the three months ended March 31, 2010.
(2)	Represents LEM’s results of operations for the three months ended March 31, 2010 and intercompany eliminations. Also includes the adjustment for the loss on sale of 90% of LEM as if it had occurred on January 1, 2010. This information is provided to show the effect of the elimination of LEM’s operations from the Company’s business.
(3)	Represents the pro forma consolidated results of operations of the Company and its remaining wholly owned subsidiaries, O21NA and O21 Europe, for the three months ended March 31, 2010. As noted above, this table assumes an effective date of January 1, 2010 for the deconsolidation of LEM. Accordingly, while the results of LEM for the three months ended March 31, 2010 would be eliminated, the recording of the deconsolidation would result in a loss of $1.2 million on January 1, 2010, which would result in this $1.2 million loss being recorded for the three months ended March 31, 2010.

Capital Resources

In December 2010, O21NA issued a $7.0 million promissory note due December 31, 2012 to Costa Brava Partnership III, L.P. (“Costa Brava”), an entity that owns at March 31, 2011 approximately 43%, or 47% on an as converted basis, of the Company’s common stock. The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava. The promissory note replaced the $3.0 million, $1.0 million and $1.0 million promissory notes issued by O21NA to Costa Brava in March 2010, October 2010 and November 2010, respectively, as well as provided for an additional $2.0 million in new loan proceeds. Approximately $2.6 million of the proceeds from the March 2010 promissory note were used to prepay the then current balance on the revolving line of credit extended by BFI Business Finance to O21NA. The balance of the net proceeds from O21NA’s issuance of the March 2010 promissory note as well as the proceeds from the October 2010 and November 2010 promissory notes and the additional $2.0 million proceeds from the December 2010 promissory note to Costa Brava were used for working capital purposes. See also Notes 7 “Financing Arrangements” and 11 “Related Party Transactions” to the Consolidated Financial Statements. The $7.0 million promissory note requires monthly and periodic interest payments.

In February 2011, the Company sold 712,121 shares of its common stock to Harlingwood (Alpha), LLC in exchange for $1,174,999, or $1.65 per share.

The Company relies on its credit lines with BFI and Banca Popolare di Bergamo as well as its promissory note with Costa Brava, and other credit arrangements to fund working capital needs. Under the terms of O21NA’s Loan Agreement with BFI (see Note 7 “Financing Arrangements” to the Consolidated Financial Statements), BFI may reduce O21NA’s borrowing availability in certain circumstances, including, without limitation, if in its reasonable business judgment, O21NA’s creditworthiness, sales or the liquidation value of O21NA’s inventory have declined materially. Further, the Loan Agreement provides that BFI may declare O21NA in default if O21NA experiences a material adverse change in its business or financial condition or if BFI determines that O21NA’s ability to perform under the Loan Agreement is materially impaired. BFI’s prior consent, which shall not be unreasonably withheld, is required in the event that O21NA seeks additional debt financing, including debt financing subordinate to BFI. Similarly, the $7.0 million promissory note issued to Costa Brava contains reporting, financial and operating covenants, the breach of any of which could result in the full amount outstanding there under being immediately due and payable.

The Company did not achieve its anticipated net sales during the quarter ended March 31, 2011, and its sales were down 9% compared to the quarter ended March 31, 2010 (excluding the $900,000 negative impact on sales due to the LEM sale on December 31, 2010). Further, it has incurred significant losses and negative cash flow from operations, including during the quarter ended March 31, 2011.

The Company anticipates that it will need additional capital during the second quarter of 2011 and in subsequent periods to support its planned operations in 2011, and intends to raise cash through a combination of debt and/or equity financing from existing investors. The Company has had preliminary discussions regarding its expected cash needs with certain existing investors, though no financing arrangements are currently in place and no assurances can be given that financing will be available on terms acceptable to the Company, or at all. Additional financing, if available, may result in dilution of the Company’s stockholders and additional debt financing would result in increased interest expense and could result in covenants that would restrict the Company’s operations.

The level of the Company’s future capital requirements will depend on many factors, including its ability to grow and maintain net sales and its ability to manage working capital, expenses and expected capital expenditures. The continued perception of uncertainty in the world’s economy may adversely impact the Company’s access to capital through its credit lines and other sources. The current economic environment could also cause lenders and other counterparties who provide credit to the Company to breach their obligations to the Company, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under the Company’s credit arrangements.

The Company’s access to additional financing will depend on a variety of factors (many of which the Company has little or no control over) such as market conditions, the general availability of credit, the overall availability of credit to its industry, its credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of its long-term or short-term financial prospects. If future financing is not available or is not available on acceptable terms, the Company may not be able to fund its planned operations, which could have an adverse effect on its business.

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

There are no recently issued accounting principles subsequent to the Company’s disclosure in the Annual Report on Form 10-K which would have a significant impact on the Company’s Consolidated Financial Statements.

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

	Three Months Ended March 31,
	2011	2010
	(Thousands)
Weighted average common shares outstanding - basic	12,488	11,927
Assumed conversion of dilutive stock options, restricted stock, warrants and convertible debt	—	—

Weighted average common shares outstanding - dilutive	12,488	11,927

The following potentially dilutive instruments were not included in the diluted per share calculation for the periods presented as their inclusion would have been antidilutive:

	Three Months Ended March 31,
	2011	2010
	(Thousands)
Stock options	2,267	1,424
Restricted stock	—	1
Warrants	—	147
Convertible debt	1,000	—

Total	3,267	1,572

4.	Comprehensive Income (Loss)

Comprehensive income (loss) represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive income (loss). Total comprehensive loss for the three months ended March 31, 2011 and 2010 was approximately ($1.5 million) and ($1.1 million), respectively.

The components of accumulated other comprehensive income, net of tax, are as follows:

	March 31, 2011	December 31, 2010
	(Thousands)
Equity adjustment from foreign currency translation	$272	$481
Unrealized gain on foreign currency exposure of net investment in foreign operations	328	70

Accumulated other comprehensive income	$600	$551

5.	Accounts Receivable

Accounts receivable consisted of the following:

	March 31, 2011	December 31, 2010
	(Thousands)
Trade receivables	$5,427	$6,072
Less allowance for doubtful accounts	(666)	(636)
Less allowance for returns	(1,352)	(1,263)

Accounts receivable, net	$3,409	$4,173

6.	Inventories

Inventories consisted of the following:

	March 31, 2011	December 31, 2010
	(Thousands)
Raw materials	$11	$11
Finished goods	8,820	8,891

Inventories, net	$8,831	$8,902

The Company’s balances are net of an allowance for excess and obsolete inventories of approximately $0.6 million and $0.5 million at March 31, 2011 and December 31, 2010, respectively.

7.	Financing Arrangements

Credit Facilities – San Paolo

The Company had a 0.6 million Euros line of credit in Italy with San Paolo IMI for LEM. Borrowing availability was based on eligible accounts receivable and export orders received at LEM. LEM was deconsolidated on December 31, 2010; therefore the balance in the Company’s Consolidated Balance Sheet is zero at March 31, 2011 and December 31, 2010. See Note 1, “Deconsolidation of LEM” to the Consolidated Financial Statements.

Credit Facilities – Banca Popolare di Bergamo

The Company had two lines of credit with Banca Popolare di Bergamo in Italy for O21 Europe, one for a maximum of 150,000 Euros, subject to eligible accounts receivable, and one for 10,000 Euros on a bank account. Both lines of credit are guaranteed by Eurofidi, a government-sponsored third party that guarantees debt, and expire on March 19, 2012.

The lines of credit balances at March 31, 2011 were 65,770 Euros ($93,000) and zero, respectively, and bore interest of 3.54%. The lines of credit balances at December 31, 2010 were 124,000 Euros ($166,000) and zero, respectively, and bore interest of 4.5%. Availability under these lines of credit at March 31, 2011 was 84,230 Euros ($119,000) and 10,000 Euros ($14,000), respectively.

Credit Facilities – BFI

On February 26, 2007, O21NA entered into a Loan and Security Agreement with BFI Business Finance (the “Loan Agreement”) with a maximum borrowing capacity of $5.0 million, which was subsequently modified on December 7, 2007 and February 12, 2008 to, among other things, extend the maximum borrowing capacity to $8.0 million. Effective April 30, 2010, the maximum borrowing capacity was reduced to $7.0 million for a reduction in inventory maximum advance levels. Actual borrowing availability under the Loan Agreement is based on eligible trade receivable and inventory levels of O21NA. Loans extended pursuant to the Loan Agreement bear interest at a rate per annum equal to the prime rate as reported in the Western Edition of The Wall Street Journal from time to time plus 2.5% with a minimum monthly interest charge of $2,000. O21NA granted BFI a security interest in substantially all of O21NA’s assets as security for its obligations under the Loan Agreement. Additionally, the obligations under the Loan Agreement are guaranteed by O21NA. The Loan Agreement renews annually in February for one additional year unless otherwise terminated by either O21NA or by BFI. The Loan Agreement renewed in February 2011 until February 2012.

The Loan Agreement imposes certain covenants on O21NA, including, but not limited to, covenants requiring O21NA to provide certain periodic reports to BFI, inform BFI of certain changes in the business, refrain from incurring additional debt in excess of $100,000 and refrain from paying dividends. Further, the Loan Agreement provides that BFI may declare O21NA in default if O21NA experiences a material adverse change in its business or financial condition or if BFI determines that O21NA’s ability to perform under the Loan Agreement is materially impaired. BFI’s prior consent, which shall not be unreasonably withheld, is required in the event that O21NA seeks additional debt financing, including debt financing subordinate to BFI. O21NA also established a bank account in BFI’s name into which collections on accounts receivable and other collateral are deposited (the “Collateral Account”). Pursuant to the deposit control account agreement between O21NA and BFI with respect to the Collateral Account, BFI is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to O21NA any amounts remaining after payment of all amounts due under the Loan Agreement. O21NA was in compliance with the covenants under the Loan Agreement at March 31, 2011.

At March 31, 2011 and December 31, 2010, there were outstanding borrowings of $1.7 million and $2.1 million, respectively, under the Loan Agreement. At March 31, 2011, the remaining availability under this line was $0.6 million and the interest rate was 5.84%.

Credit Facilities – Costa Brava

On December 20, 2010, O21NA issued a $7.0 million promissory note due December 31, 2012 to Costa Brava, an entity that owns at March 31, 2011 approximately 43%, or 47% of the Company’s common stock when including 1,000,000 shares issuable upon conversion of a portion of the outstanding debt into common stock. The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava. The promissory note replaced the $3.0 million, $1.0 million and $1.0 million promissory notes issued to Costa Brava in March 2010, October 2010 and November 2010, respectively, as well as provided for an additional $2.0 million in new loan proceeds. The promissory note was accounted for as a modification of debt. The promissory note is subordinated to the Loan Agreement with BFI pursuant to the terms of a debt subordination agreement dated March 23, 2010 and amended on October 4, 2010, October 29, 2010 and December 20, 2010, by and between Costa Brava and BFI.

Approximately $2.6 million of the proceeds from the March 2010 promissory note were used to prepay the then current balance on the revolving line of O21NA’s credit balance with BFI in its entirety as of March 23, 2010. O21NA was permitted to re-borrow from BFI under the Loan Agreement after such payment was made. The balance of the net proceeds from O21NA’s issuance of the March 2010 promissory note as well as the proceeds from the October 2010 and November 2010 promissory notes and the additional $2.0 million proceeds from the December 2010 promissory note to Costa Brava were used for working capital purposes.

The terms and conditions of the $7.0 million promissory note are similar to those of the $3.0 million, $1.0 million and $1.0 million promissory notes. Interest on the $7.0 million promissory note accrues daily at the following rates from the date of issuance of the promissory note: (i) 9% per annum payable on the last day of each calendar month and (ii) 3% per annum payable on the maturity date. In addition, the promissory note required that O21NA pay facility fees of $41,600 upon funding of the promissory note and 1% of the original principal amount on each of December 31, 2011 and on the maturity date, December 31, 2012. During the term of the promissory note, Costa Brava may, at its discretion, convert up to $2,250,000 of the principal amount of the promissory note into shares of the Company’s common stock at a conversion price of $2.25 per share. The terms of the promissory note also include customary representations and warranties, as well as reporting and financial covenants, customary for financings of this type. O21NA was in compliance with the covenants under the promissory note at March 31, 2011. See also Note 11 “Related Party Transactions” to the Consolidated Financial Statements.

There were outstanding borrowings of $7.0 million under the Costa Brava promissory note at March 31, 2011 and December 31, 2010, respectively.

8.	Notes Payable

Notes payable at March 31, 2011 consist of the following:

	March 31, 2011	December 31, 2010
	(Thousands)
Secured note payable for vehicle purchases, 4.69% interest rate with monthly payments of $1,400 due through December 2015. Secured by vehicles.	72	74
Less current portion	(14)	(13)

Notes payable, less current portion	$58	$61

9.	Fair Value of Financial Instruments

In April 2009, the Company adopted FASB’s authoritative guidance on interim disclosures about fair value of financial instruments, which requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. The Company’s financial instruments include cash, accounts receivable and payable, short-term borrowings and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature. The carrying value of the Company’s long-term debt, including the current portion approximates fair value as of March 31, 2011.

10.	Share-Based Compensation

Stock Option Activity

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(Thousands)
Options outstanding at December 31, 2010	2,038,776	$1.88
Granted	322,500	$1.93
Exercised	(56,665)	$1.21
Forfeited	—	—
Expired	(37,777)	$2.54

Options outstanding at March 31, 2011	2,266,834	$1.89	5.66	$869

Options exercisable at March 31, 2011	809,742	$3.04	4.60	$249

Intrinsic value is defined as the difference between the relevant current market value of the common stock and the grant price for options with exercise prices less than the market values on such dates. During the three months ended March 31, 2011 and 2010, the Company received $68,000 and zero, respectively, in cash proceeds from the exercise of stock options.

The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2011 was $1.22. There were no options granted during the three months ended March 31, 2010.

Restricted Stock Award Activity

The Company periodically issues restricted stock awards to certain directors and key employees subject to certain vesting requirements based on future service. Fair value is calculated using the Black-Scholes option-pricing valuation model (single option approach). Although there was no restricted stock award activity during the three months ended March 31, 2011, the Company did award and issue 13,517 fully vested non-restricted shares at a $1.35 weighted-average grant date fair value, which resulted in approximately $18,000 of general and administrative share-based compensation expense.

The Company recognized the following share-based compensation expense during the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(Thousands)
Stock options
General and administrative expense	$70	$94
Cost of sales	5	7
Selling and marketing	42	7
Shipping and warehouse	1	—
Research and development	3	1
Restricted stock
General and administrative expense	18	20
Cost of sales	—	—
Selling and marketing	—	4
Research and development	—	1

Total	139	134
Income tax benefit	(47)	(46)

Stock-based compensation expense, net of taxes	$92	$88

Total unrecognized share-based compensation expense for outstanding stock option awards at March 31, 2011 is approximately $1.0 million, which will be recognized over a weighted average remaining life of 2.12 years.

11.	Related Party Transactions

Promissory Notes with Shareholder, Costa Brava Partnership III, L.P.

On December 20, 2010, O21NA issued a $7.0 million promissory note due December 31, 2012 to Costa Brava. The promissory note replaced the $3.0 million, $1.0 million and $1.0 million promissory notes issued to Costa Brava in March 2010, October 2010 and November 2010, respectively, as well as provided for an additional $2.0 million in new loan proceeds. The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava. At March 31, 2011, Costa Brava and Seth Hamot own approximately 43% or 47% on an as converted basis, of the Company’s common stock. See also Note 7 “Financing Arrangements” to the Consolidated Financial Statements.

Customer Sales

During the year ended December 31, 2010, Simo Holdings, Inc. (formerly known as No Fear, Inc., “No Fear”) and its affiliates beneficially owned shares of the Company’s outstanding common stock. They no longer owned shares at December 31, 2010. In addition, No Fear and its subsidiaries, No Fear Retail Stores, Inc. (“No Fear Retail”) and MX No Fear Europe SAS (“MX No Fear”), own retail stores in the U.S. and Europe that purchase products from the Company. Aggregated sales to the U.S. retail stores owned by the foregoing entities during the three months ended March 31, 2010 were approximately $206,000. Accounts receivable due from such U.S. retail stores amounted to approximately $188,000 at March 31, 2010.

Aggregated sales to the MX No Fear stores during the three months ended March 31, 2010 were approximately $153,000. Accounts receivable due from the MX No Fear stores amounted to approximately $286,000 at March 31, 2010.

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

Pursuant to the Settlement Agreement, the Orange 21 Parties on the one hand and the No Fear Parties on the other hand each released the other with respect to any and all claims arising from or related to past dealings of any kind between the parties. The Settlement Agreement was signed on April 28, 2009, but its effectiveness was conditioned upon receipt of all funds required to be delivered on execution, which did not occur until April 30, 2009. As of March 31, 2010, the Company received payments of approximately $429,000 in the aggregate from No Fear and approximately 261,000 Euros (approximately $344,000 in U.S. Dollars) in the aggregate from MX No Fear. No further amounts are due under the Settlement Agreement.

12.	Commitments and Contingencies

Operating Leases

Prior to November 1, 2010, the Company leased its principal administrative and distribution facilities in Carlsbad, California, under a month to month operating lease with monthly payments of approximately $38,000. On November 1, 2010, the Company entered into a 38 month facility lease for the same facility, which commenced on November 1, 2010 and terminates on December 31, 2013. The facility lease has total lease payments of approximately $1.1 million and average monthly rent payments of approximately $29,000. O21 Europe leases a warehouse facility in Varese, Italy, which is used primarily for international sales and distribution and also leases a car. LEM leased two buildings in Italy that were used for office space, warehousing and manufacturing. The Company also leases certain computer equipment, vehicles and temporary housing in Italy. Rent expense was approximately $109,000 and $162,000 for the three months ended March 31, 2011 and 2010, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

(Thousands)
Year Ending December 31,
2011	$355
2012	467
2013	436
2014	70
Thereafter	53

Total	$1,381

Capital Lease

Future minimum lease payments under capital lease at March 31, 2011 are as follows:

(Thousands)
Year Ending December 31,
2011	$23
2012	30
2013	10

Total minimum lease payments	63
Amount representing interest	(4)

Present value of minimum lease payments	59
Less current portion	(27)

Long-term portion	$32

Athlete Contracts

As of March 31, 2011, the Company has entered into endorsement contracts with athletes to actively wear and endorse the Company’s products. These contracts are based on minimum annual payments totaling approximately $519,000, $125,000 and $73,000 in 2011, 2012 and 2013, respectively, and may include additional performance-based incentives and/or product-specific sales incentives. The Company also had pending endorsement contracts with athletes to actively wear and endorse the Company’s products with minimum annual payments totaling approximately $104,000 and may include additional performance-based incentives and/or product specific sales incentives.

Product Development and Design Services

In January 2009, the Company entered into a non-exclusive agreement with Bartolomasi, Inc. for the design and development of sunglasses, goggles and prescription sunglass frames. Under the agreement, Bartolomasi, Inc. assigns all ideas, inventions and other intellectual property rights created or developed on the Company’s behalf during the term of the agreement to the Company. The agreement may be terminated by either party with 60 days advance notice, but otherwise automatically renews on an annual basis and has minimum monthly payments totaling $180,000 per annum in 2011 and 2010.

Licensing Agreements

The Company has a minimum amount of cash obligations of approximately $1.4 million payable during the year ending December 31, 2011, under various licensing agreements, of which approximately $58,000 had been paid as of March 31, 2011. Additionally, certain agreements require profit sharing, including in the event that the minimum obligation is exceeded.

The Company recorded expense related to minimum obligations on licensing agreements of approximately $334,000 and $44,000 during the three months ended March 31, 2011 and March 31, 2010, respectively.

Future minimum licensing payments are as follows:

(Thousands)
Year Ending December 31,
2011	$1,400
2012	1,100
2013	800

Total	$3,300

Litigation

From time to time the Company may be party to lawsuits in the ordinary course of business. The Company is not currently a party to any material legal proceedings.

13.	Operating Segments and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company designs and distributes sunglasses, snow and motocross goggles, and branded apparel and accessories for the action sports, snowsports and lifestyle markets. Prior to December 31, 2010, the Company owned a manufacturer, LEM, located in Italy. LEM manufactured products for non-competing brands in addition to a substantial amount of the Company’s sunglass products. On December 31, 2010, the Company sold 90% of the capital stock of LEM and deconsolidated it. Results for the three months ended March 31, 2010 reflect operations of this manufacturer after elimination of intercompany transactions. During the three months ended March 31, 2010, the Company operated in two business segment: distribution and manufacturing. As a result of the deconsolidation of LEM on December 31, 2010, the Company only operates in one business segment: distribution for the three months ended March 31, 2011.

Information related to the Company’s operating segments is as follows:

	Three Months Ended March 31, 2010
	(Thousands)
Net sales:
Distribution	$7,355
Manufacturing	913
Intersegment	3,186
Eliminations	(3,186)

Total	$8,268

Operating income (loss):
Distribution	$(1,077)
Manufacturing	188

Total	$(889)

Net income (loss):
Distribution	$(1,049)
Manufacturing	112

Total	$(937)

	March 31, 2011	December 31, 2010
	(Thousands)
Tangible long-lived assets:
Distribution	$790	$957

The Company markets its products domestically and internationally, with its principal international market being Europe. Revenue is attributed to the location from which the product was shipped. Identifiable assets are based on location of domicile.

	Three Months Ended March 31,
	U.S. and Canada	Europe and Asia Pacific	Consolidated	Intersegment
		(Thousands)		(Thousands)

	2011
Net sales	$6,045	$658	$6,703	$—

	2010			2010
Net sales	$6,544	$1,724	$8,268	$3,186

	March 31, 2011	December 31, 2010
	(Thousands)
Tangible long-lived assets:
U.S. and Canada	$587	$722
Europe and Asia Pacific	203	235

Total	$790	$957

14.	Subsequent Events

On April 11, 2011, the Company entered into an agreement with Regent Pacific Management Corporation (“Regent Pacific”), a turn-around and performance improvement firm, pursuant to which Regent Pacific is providing the services of Michael D. Angel to serve as the Company’s Interim Chief Financial Officer. The agreement contemplates that Mr. Angel may regularly consult with other members of Regent Pacific. In exchange for such services, the Company agreed to (i) pay Regent Pacific a $50,000 fee per four-week period of services; (ii) pay Regent Pacific a $25,000 success fee upon the attainment of each of the following mutually agreed upon milestones relating to (a) the Company’s budget and (b) monthly reports for the Company’s Board of Directors; (iii) issue to Regent Pacific a warrant to purchase unregistered shares of the Company’s common stock representing 1.5% of the Company’s fully-diluted common stock as of April 11, 2011, with an exercise price equal to $1.85 and with a 10-year term; and (iv) reimburse Regent Pacific for certain costs and expenses. The term of the agreement is six months. The Company may terminate the agreement after three months upon sixty day prior notice.

On April 12, 2011, A. Stone Douglass resigned as the Company’s Chief Executive Officer, Acting Chief Financial Officer, Secretary and from the Company’s Board of Directors. In connection with his resignation, in exchange for a release of claims, the Company agreed to pay Mr. Douglass severance pay equal to his current base salary of $300,000 payable over the next 12 months. The Company also agreed to accelerate the vesting as to 50,000 shares of an option previously granted to Mr. Douglass to purchase 200,000 shares of the Company’s common stock and to extend the date by which Mr. Douglass may exercise his options that have vested as of April 12, 2011 to December 31, 2011.

On April 12, 2011, the Company’s Board of Directors appointed Carol Montgomery as the Company’s Chief Executive Officer. In connection with the appointment, the Company entered into an executive employment agreement with Ms. Montgomery pursuant to which the Company will (i) pay Ms. Montgomery an annual base salary of $360,000 and (ii) grant Ms. Montgomery a nonstatutory stock option to purchase up to 100,000 shares of the Company’s common stock vesting one third annually over three years from the option’s date of grant pursuant to our Amended and Restated 2004 Stock Incentive Plan.

On April 12, 2011, the Company’s Board of Directors appointed Michael Marckx as the Company’s President. In connection with his appointment the Company entered into an executive employment agreement with Mr. Marckx pursuant to which the Company will (i) pay Mr. Marckx an annual base salary of $250,000 and (ii) grant Mr. Marckx a nonstatutory stock option to purchase up to 100,000 shares of the Company’s common stock vesting one third annually over three years from the option’s date of grant pursuant to our Amended and Restated 2004 Stock Incentive Plan. Mr. Marckx will be eligible to receive a cash bonus of up to $50,000 determined at the sole discretion of the Company’s Board of Directors for each fiscal year during which the employment agreement is in effect. The term of the employment agreement is four years. If the Company terminates Mr. Marckx’s employment without cause and not due to Mr. Marckx’ death or disability, and such termination takes place either before a change in control transaction or more than 12 months following a change in control transaction, Mr. Marckx will be entitled to cash severance equal to his base salary as in effect on the date of such termination provided that Mr. Marckx signs a general release. If such termination occurs within 12 months following a change in control transaction, Mr. Marckx will be eligible to receive severance pay as set forth in the change in control severance agreement the Company entered into with Mr. Marckx.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 2 contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Although forward-looking statements reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. See “Special Note Regarding Forward-Looking Statements” at the beginning of this report.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report and in the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010, previously filed with the Securities and Exchange Commission.

The terms “we,” “us,” “our,” and the “Company” refer to Orange 21 Inc. and its subsidiaries unless the context requires otherwise.

Overview

We are a multi-branded designer, developer, and distributor of premium sunglasses and goggles. We began as a grassroots brand in Southern California and entered the action sports and lifestyle markets with innovative and performance-driven products and an authentic connection to the action sports and lifestyle markets under the Spy Optic® brand. In September 2009, we entered into a licensing agreement with O’Neill Trademark BV (“O’Neill”) to develop and sell O’Neill® branded eyewear in addition to our existing brand, Spy Optic® (“Spy®”). In February 2010, we entered a licensing agreement with Margaritaville Eyewear, LLC to design, manufacture and sell eyewear under the brand, Margaritaville®. In May 2010, we entered into a licensing agreement with Rose Colored Glasses LLC to design, manufacture and sell a signature line of premium fashion eyewear under the “Melodies by MJB®” brand.

We currently have one wholly owned subsidiary incorporated in Italy, Orange 21 Europe S.r.l., formerly known as Spy Optic S.r.l., and one incorporated in California, Orange 21 North America Inc. formerly known as Spy Optic, Inc. Spy Optic S.r.l. changed its name to Orange 21 Europe S.r.l. effective October 13, 2009. Spy Optic, Inc. changed its name to Orange 21 North America Inc. effective January 11, 2010.

Until December 31, 2010, we also wholly owned LEM. On December 31, 2010, we completed the sale of 90% of the capital stock of LEM to two LEM employees and two third party suppliers of LEM. We continue to hold a 10% interest in LEM. LEM was, is currently and will continue to be one of our manufacturers of sports eye glasses for at least several years. Due to minimum purchase commitments, we believe that there will be significant cash flows to LEM for the next two years. We have deconsolidated LEM from our Consolidated Balance Sheet as of December 31, 2010 and recognized a loss of $1.4 million on the transaction during the year ended December 31, 2010. Any future loss is limited to the fair value of the remaining 10% investment in LEM, $2,000.

Action Sports Lifestyle Brands

We design, develop and market premium products for the action sports, motor sports, snow sports and their attendant lifestyle markets of fashion, music and entertainment. Our principal products, sunglasses and goggles, are marketed primarily under the brands Spy® and O’Neill®. We have built our brands by developing innovative, proprietary performance-based products that utilize high-quality materials and optical lens technology of the highest style, quality and value. Our products are estimated to be available in over 3,000 retail locations in the United States and Canada, and internationally through an estimated 2,000 retail locations supported by our international staff and distributors. We have developed collaborations with important multi-store action sport, sporting goods, sunglass specialty and lifestyle retailers in the United States and Canada and other strategically selected, individually owned and operated specialty retailers focusing on the surfing, skateboarding, snowboarding, snow skiing, motocross, wakeboarding and mountain biking.

For the Spy® and O’Neill® brands, we focus our marketing and sales efforts on the action sports, motor sports, snow sports and lifestyle markets, and specifically, persons ranging in age from 17 to 35. We separate our eyewear products into two groups: sunglasses, which includes fashion, performance sport and women-specific sunglasses, and goggles, which includes snow sport and motocross goggles. In addition, we sell branded sunglass and goggle accessories. In managing our business, we are particularly focused on ensuring that our product designs transcend fashion and are keyed on our knowledge of our target customers and their lifestyles, which offers a strong value proposition to our target market and is the priority of our development.

Other Lifestyle Brands

In February 2010, we further diversified our brand portfolio by partnering with Jimmy Buffett and his Margaritaville® brand for eyewear. Mr. Buffett has developed the Margaritaville® brand into a commercially successful brand platform built around the island culture lifestyle and music. The Margaritaville® brand has enjoyed a successful track record with its sales of attire, foods, spirits and party/tailgate essentials. The Margaritaville® brand attracts a diverse customer base aged 18 to 55 years with equal participation from men and women.

In May 2010, we entered into an agreement with Mary J. Blige, Interscope Geffen A&M Records, and its Chairman, Jimmy Iovine, to develop Melodies by MJB®, a signature line of fashion sunglasses. Nine-time Grammy Award winner Blige has sold more than 40 million albums in a career spanning almost two decades. Melodies by MJB® serves a young upper-middle class female demographic, aged 18 to 45 years. Men, aged 18-40, are a secondary target consumer for Melodies by MJB® with a product line that includes several unisex pieces that cater to both men and women.

Deconsolidation of LEM

In January 2006, the Company acquired for $6.1 million all of the equity interest of LEM and consolidated it. During the fourth quarter of 2010, management and the Company’s Board of Directors determined that ownership of LEM was inconsistent with the Company’s current strategy of improving margins by sourcing product from low cost, high quality suppliers. Additionally, owning and operating a manufacturing facility imposed an unnecessary distraction for management and other company resources. Therefore, on December 31, 2010, the Company completed the sale of 90% of its equity interest in LEM to two LEM employees and two third party suppliers of LEM (“Purchasers”) in exchange for approximately $20,000. In addition, LEM secured the release of the Company’s guarantee of certain of LEM’s obligations to a third party and LEM agreed to indemnify the Company against any liability in connection with such guarantee. The purchase price and the other terms of the transaction were determined through arms length negotiations between the Company and the Purchasers on the basis of the parties’ view of the fair value of LEM. The Company continues to hold a 10% equity interest in LEM. LEM was, is currently and is expected to continue to be one of the Company’s manufacturers of sports eye glasses. The sale was pursuant to the Master Agreement between the Company, its wholly owned subsidiary, O21 Europe, and the Purchasers entered into on December 16, 2010. The Master Agreement provides that the Company will purchase a minimum amount of certain goods or services from LEM during the years ended December 31, 2011 and 2012, subject to the continued employment by LEM of the two employees that were a part of the Purchasers. The minimum purchase amount for the year ended December 31, 2011 is €3,717,617. Converted into United States dollars at the spot exchange rates in effect at March 31, 2011 and December 31, 2010, and taking into account purchases made through March 31, 2011, the remaining minimum purchase amount was US$5,223,536 and US$4,968,595 as of March 31, 2011 and December 31, 2010, respectively. The minimum purchase amount for the year ended December 31, 2012 is €1,858,808. Converted into United States dollars, the minimum purchase amount was US$2,620,733 and US$2,484,297 as of March 31, 2011 and December 31, 2010, respectively. In the event the Company does not meet the minimum purchase amounts indicated above, the Company instead has the option to pay LEM an amount equal to €0.37 for each Euro of goods and/or services of the minimum purchase amounts. The option amount for the year ending December 31, 2011 is €1,375,518 (US$1,939,343 and US$1,838,380 as of March 31, 2011 and December 31, 2010, respectively). The option amount for the year ended December 31, 2012 is €687,759 (US$969,671 and US$919,190 as of March 31, 2011 and December 31, 2010, respectively).

Due to the minimum purchase commitments, the Company believes that there will be significant cash flows to LEM for the next two years and in accordance with applicable accounting guidance, the Company has included the results of operations of LEM in the Consolidated Statement of Operations and not as a discontinued operation. The Company has deconsolidated LEM from its Consolidated Balance Sheet as of December 31, 2010 and has recognized a loss of $1.4 million on the transaction during the year ended December 31, 2010, as calculated below.

Thousands
Loss on sale of 90% of LEM during the year ended December 31, 2010:
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

The following unaudited pro forma condensed consolidated financial statement of operations for the three months ended March 31, 2010 has been presented as if the deconsolidation of LEM had occurred on January 1, 2010.

	Unaudited Three Months Ended March 31, 2010 (1)	Unaudited Pro Forma Adjustments (2)	Unaudited Pro Forma Results (3)
Net sales	$8,268	$(913)	$7,355
Cost of sales	4,547	(705)	3,842

Gross profit (loss)	3,721	(208)	3,513
Operating expenses:
Sales and marketing	1,990	(82)	1,908
General and administrative	1,962	(297)	1,665
Shipping and warehousing	278	(141)	137
Research and development	380	(226)	154

Total operating expenses	4,610	(746)	3,864

Loss from operations	(889)	538	(351)
Other income (expense):
Interest expense	(85)	37	(48)
Foreign currency transaction gain	66	3	69
Other expense	—	—	—
Loss on deconsolidation of LEM	—	(1,170)	(1,170)

Total other income (expense)	(19)	(1,130)	(1,149)

Income (loss) before provision (benefit) for income taxes	(908)	(592)	(1,500)
Income tax provision (benefit)	29	(36)	(7)

Net income (loss)	$(937)	$(556)	$(1,493)

(1)	Represents the Company’s actual (as reported) consolidated results of operations for the three months ended March 31, 2010.
(2)	Represents LEM’s results of operations for the three months ended March 31, 2010 and intercompany eliminations. Also includes the adjustment for the loss on sale of 90% of LEM as if it had occurred on January 1, 2010. This information is provided to show the effect of the elimination of LEM’s operations from the Company’s business.
(3)	Represents the pro forma consolidated results of operations of the Company and its remaining wholly owned subsidiaries, O21NA and O21 Europe, for the three months ended March 31, 2010. As noted above, this table assumes an effective date of January 1, 2010 for the deconsolidation of LEM. Accordingly, while the results of LEM for the three months ended March 31, 2010 would be eliminated, the recording of the deconsolidation would result in a loss of $1.2 million on January 1, 2010, which would result in this $1.2 million loss being recorded for the three months ended March 31, 2010.

Results of Operations

Three Months Ended March 31, 2011 and 2010

Net Sales

Consolidated net sales decreased by $1.6 million (19%) to $6.7 million for the three months ended March 31, 2011 from $8.3 million for the three months ended March 31, 2010. The majority of the $1.6 million decrease in sales was attributable to the sale of LEM on December 31, 2010. Before selling LEM, the Company’s net sales included revenue from sales of products LEM manufactured for both the Company and third parties. LEM’s sales of products manufactured for third parties was approximately $900,000 during the three months ended March 31, 2010, whereas no such net sales were recognized for the three months ended March 31, 2011 due to the sale of LEM on December 31, 2010. In addition, the Company had approximately $400,000 less revenue from closeout sales during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 as a result of changes in the inventory mix. Additionally, the Company had approximately $0.2 million higher provision for sales returns during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Sunglass sales represented approximately 85% and 79% of net sales during the three months ended March 31, 2011 and 2010, respectively. Goggle sales represented approximately 14% and 20% of net sales during the three months ended March 31, 2011 and 2010, respectively. Apparel and accessories represented approximately less than 1% of net sales during each of the three months ended March 31, 2011 and 2010, respectively. Domestic net sales represented 93% and 79% of total net sales for the three months ended March 31, 2011 and 2010, respectively. Foreign net sales represented 7% and 21% of total net sales for the three months ended March 31, 2011 and 2010, respectively. The increase in domestic revenue percentage was primarily attributable to the sale of LEM on December 31, 2010.

Cost of Sales and Gross Profit

Consolidated gross profit decreased 8% to $3.4 million for the three months ended March 31, 2011 from $3.7 million for the three months ended March 31, 2010, primarily due to reduced sales volume. However, gross profit as a percentage of net sales increased to 51% for the three months ended March 31, 2011 from 45% for the three months ended March 31, 2010. The majority of the improvement in gross margin percent was attributable to the sale of LEM on December 31, 2010. The $900,000 of LEM’s sales of products manufactured for third parties during the three months ended March 31, 2010 had a significantly lower gross margin than the other products produced by LEM and sold directly by the Company. In addition, notwithstanding the lower amount of revenue from closeout sales, the margin contribution from such sales was greater in the three months ended March 31, 2011 when compared to the three months ended March 31, 2010. Additionally, some overall margin improvement was attributable to lower costs of certain products previously manufactured at LEM which are now being manufactured by a supplier located in China.

Sales and Marketing Expense

Sales and marketing expense increased 40% to $2.8 million for the three months ended March 31, 2011 from $2.0 million for the three months ended March 31, 2010, driven by increased efforts to promote the Company’s new products and its Spy® brand. The $0.8 million increase consists of (i) a $0.3 million increase in royalties related to the O’Neill® and Melodies by MJB® licensing agreements, (ii) a $0.2 million increase in employee-related expenses for additions in headcount, (iii) a $0.1 million increase in consulting costs related to the sales and marketing of the Company’s new brands, O’Neill®, Margaritaville® and Melodies by MJB®, (iv) a $0.1 million increase in travel-related costs associated with the Company’s new brands and (v) a $0.1 million increase in advertising, public relations, promotions and marketing events costs.

General and Administrative Expense

General and administrative expense decreased 15% to $1.7 million for the three months ended March 31, 2011 from $2.0 million for the three months ended March 31, 2010. The decrease was primarily due to the elimination of LEM which was sold on December 31, 2010 and thus had no impact on general and administrative expense during the three months ended March 31, 2011.

Shipping and Warehousing Expense

Shipping and warehousing expense decreased 50% to $0.1 million for the three months ended March 31, 2011 from $0.3 million for the three months ended March 31, 2010 primarily due to the sale of LEM on December 31, 2010 and thus the Company incurred no shipping and warehousing expense for LEM during the three months ended March 31, 2011.

Research and Development Expense

Research and development expense decreased 59% to $0.2 million for the three months ended March 31, 2011 from $0.4 million for the three months ended March 31, 2010 primarily due to decreased consulting costs and other development costs associated with the Margaritaville® and Melodies by MJB® eyewear brands which brands were released in the second half of 2010.

Other Net Expense

Other net expense was $228,000 for the three months ended March 31, 2011 compared to other net expense of $19,000 for the three months ended March 31, 2010. The difference was primarily due to increased interest expense related to the increase in borrowings from Costa Brava Partnership III, L.P. and lower foreign currency transaction gains.

Income Tax Provision

Income tax expense for the three months ended March 31, 2011 and 2010 was $4,000 and $29,000, respectively, and was mainly comprised of minimum taxes due in Italy. We have recorded a full valuation allowance for deferred tax assets both in the U.S. and in Italy at March 31, 2011. The effective tax rate for the three months ended March 31, 2011 and 2010 was less than 1% and 3%, respectively.

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

Net Loss

Net loss for the three months ended March 31, 2011 and 2010 was $1.6 million and $0.9 million, respectively.

Liquidity and Capital Resources

We finance our working capital needs and capital expenditures through a combination of operating cash flows and bank revolving lines of credit supplied by banks in the U.S. and in Italy, but have also required debt and equity financing because cash provided by operations has been insufficient. During 2010, we borrowed $7.0 million from our largest shareholder, Costa Brava Partnership III, L.P., entered into capital leases for certain long-term asset purchases, and issued other long-term debt to supplement our lines of credit. In February 2011, we raised $1.2 million from the sale of shares of our common stock. As of March 31, 2011, we had a total of $9.0 million in debt under lines of credit, capital leases and notes payable. We recorded approximately $0.3 million in interest expense during the three months ended March 31, 2011. Cash on hand at March 31, 2011 was $0.3 million.

Cash flow activities

Cash used in operating activities consists primarily of net income or loss adjusted for certain non-cash items, including depreciation, amortization, deferred income taxes, provision for bad debts, share-based compensation expense and the effect of changes in working capital and other activities. Cash used in operating activities for the three months ended March 31, 2011 was $0.6 million, which consisted of a net loss of $1.6 million, adjustments for non-cash items of approximately $0.4 million and approximately $0.5 million provided by working capital, primarily cash generated from seasonal accounts receivable reductions, partially offset by cash used to reduce accounts payable and accruals.

Cash used in operating activities for the three months ended March 31, 2010 was approximately $1.1 million, which consisted of a net loss of approximately $0.9 million, adjustments for non-cash items of approximately $0.6 million and approximately $0.8 million used in working capital and other activities. Working capital and other activities includes a $0.8 million increase in net inventories in preparation for the sunglasses season and the addition of the O’Neill® eyewear line and a $0.8 million decrease in accounts payable and accrued liabilities due to timing of invoices received and payments, partly offset by a $0.8 million decrease in accounts receivable due to timing of cash receipts.

Cash used in investing activities during the three months ended March 31, 2011 was $0.1 million and was attributable to the purchase of property and equipment.

Cash used in investing activities during the three months ended March 31, 2010 was $0.1 million and was primarily attributable to the purchase of fixed assets, at LEM, including plant equipment, leasehold improvements and molds.

Cash provided by financing activities for the three months ended March 31, 2011 was $0.8 million and was attributable to $0.1 million in proceeds received from stock option exercises and $1.1 million in proceeds received from the sale of common stock to Harlingwood (Alpha), LLC, offset by $0.4 million in net repayments on our lines of credit.

Cash provided by financing activities for the three months ended March 31, 2010 was $1.4 million and was attributable to $3.0 million in proceeds received from the issuance of a $3.0 million promissory note to the Costa Brava, partly offset by $1.5 million in net payments on our lines of credit and $0.1 million for notes payable and capital lease principal payments.

Credit Facilities

On February 26, 2007, O21NA entered into a Loan and Security Agreement (“Loan Agreement”) with BFI Business Finance (“BFI”) with a maximum borrowing capacity of $5.0 million, which was subsequently modified to extend the maximum borrowing capacity to $8.0 million and affect certain other changes. Effective April 30, 2010, the maximum borrowing capacity was reduced to $7.0 million for a reduction in inventory maximum advance levels. Actual borrowing availability under the Loan Agreement is based on eligible trade receivable and inventory levels of O21NA. Loans extended pursuant to the Loan Agreement bear interest at a rate per annum equal to the prime rate as reported in the Western Edition of The Wall Street Journal from time to time plus 2.5% with a minimum monthly interest charge of $2,000. O21NA granted BFI a security interest in substantially all of O21NA’s assets as security for its obligations under the Loan Agreement. Additionally, O21NA guarantee the obligations under the Loan Agreement. The Loan Agreement renews annually in February for one additional year unless otherwise terminated by either O21NA or by BFI. The Loan Agreement renewed in February 2011 until February 2012.

The Loan Agreement imposes certain covenants on O21NA, including, but not limited to, covenants requiring it to provide certain periodic reports to BFI, inform BFI of certain changes in the business, refrain from incurring additional debt in excess of $100,000 and refrain from paying dividends. Further, the Loan Agreement provides that BFI may declare O21NA in default if O21NA experiences a material adverse change in its business or financial condition or if BFI determines that O21NA ability to perform under the Loan Agreement is materially impaired. BFI’s prior consent, which shall not be unreasonably withheld, is required in the event that O21NA seeks additional debt financing, including debt financing subordinate to BFI. O21NA also established a bank account in BFI’s name into which collections on accounts receivable and other collateral are deposited (the “Collateral Account”). Pursuant to the deposit control account agreement between O21NA and BFI with respect to the Collateral Account, BFI is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to O21NA any amounts remaining after payment of all amounts due under the Loan Agreement. O21NA was in compliance with the covenants under the Loan Agreement at March 31, 2011. At March 31, 2011 there were outstanding borrowings of $1.7 million under the Loan Agreement, bearing an interest rate of 5.84%, and availability under this line of $0.6 million. O21NA had $0.3 million available under this line at May 6, 2011.

On December 20, 2010, O21NA issued a $7.0 million promissory note due December 31, 2012 to Costa Brava, an entity that owns at March 31, 2011 approximately 43%, or 47% on an as converted basis. The Chairman of our Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava. The promissory note replaced the $3.0 million, $1.0 million and $1.0 million promissory notes issued to Costa Brava in March 2010, October 2010 and November 2010, respectively, as well as provided for an additional $2.0 million in new loan proceeds. The promissory note is subordinated to the Loan Agreement with BFI, pursuant to the terms of a debt subordination agreement between Costa Brava and BFI.

Approximately $2.6 million of the proceeds from the March 2010 promissory note were used to prepay the then current balance on the revolving line of credit with BFI. However, O21NA was permitted to re-borrow from BFI under the Loan Agreement after such payment was made. The balance of the net proceeds from the March 2010 promissory note, as well as the proceeds from the October 2010 and November 2010 promissory notes and the additional $2.0 million proceeds from the December 2010 promissory, were used for working capital purposes.

The terms and conditions of the $7.0 million promissory note are similar to those of the $3.0 million, $1.0 million and $1.0 million promissory notes. Interest on the $7.0 million promissory note accrues daily at the following rates from the date of issuance of the promissory note: (i) 9% per annum payable on the last day of each calendar month and (ii) 3% per annum payable on the maturity date. In addition, the promissory note required that O21NA pay facility fees of $41,600 upon funding of the promissory note and 1% of the original principal amount on each of December 31, 2011 and on the maturity date, December 31, 2012. During the term of the promissory note, Costa Brava may, at its discretion, convert up to $2,250,000 of the principal amount of the promissory note into shares of Orange 21 Inc. common stock at a conversion price of $2.25 per share. The terms of the promissory note also include customary representations and warranties, as well as reporting and financial covenants, customary for financings of this type. O21NA was in compliance with the covenants under the promissory note at March 31, 2011. See also Note 11 “Related Party Transactions” to the Consolidated Financial Statements.

We had two lines of credit with Banca Popolare di Bergamo in Italy for O21 Europe, one for a maximum of 150,000 Euros, subject to eligible accounts receivable, and one for 10,000 Euros on a bank account. Both lines of credit are guaranteed by Eurofidi, a government sponsored third party that guarantees debt, and expire on March 19, 2012. The lines of credit balances at March 31, 2011 were 65,770 Euros ($93,000) and zero, respectively, and bore interest of 3.54%. Availability under these lines of credit at March 31, 2011 was 84,230 Euros and 10,000 Euros, respectively.

Future Capital Requirements

We did not achieve our anticipated net sales during the quarter ended March 31, 2011, and our sales were down 9% compared to the quarter ended March 31, 2010 (excluding the $900,000 impact on sales due to the LEM sale on December 31, 2010). Further, we have incurred significant losses and negative cash from operations, including during the quarter ended March 31, 2011.

We anticipate that we will need additional capital during the second quarter of 2011 and in subsequent periods, to support our planned operations in 2011, and intend to raise cash through a combination of debt and/or equity financing from existing investors. We have had preliminary discussions regarding our expected cash needs with certain existing investors, though no financing arrangements are currently in place and no assurances can be given that financing will be available on terms acceptable to us, or at all. Additional financing, if available, may result in dilution of our stockholders and additional debt financing would result in increased interest expense and could result in covenants that would restrict our operations.

The level of our future capital requirements will depend on many factors, including our ability to grow and maintain net sales and our ability to manage working capital, expenses and expected capital expenditures. The continued perception of uncertainty in the world’s economy may adversely impact our access to capital through our credit lines and other sources. The current economic environment could also cause lenders and other counterparties who provide credit to us to breach their obligations to us, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under our credit arrangements.

Our access to additional financing will depend on a variety of factors (many of which we have little or no control over) such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of our long-term or short-term financial prospects. If future financing is not available or is not available on acceptable terms, we may not be able to fund our planned operations, which could have an adverse effect on our business.

Off-balance sheet arrangements

We did not enter into any off-balance sheet arrangements during the three months ended March 31, 2011 and 2010, nor did we have any off-balance sheet arrangements outstanding at March 31, 2011 and December 31, 2010.

Income Taxes

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, we have recorded a full valuation allowance for O21NA and O21 Europe.

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

Generally, we extend credit to our customers after performing credit evaluations and do not require collateral. Our payment terms generally range from net-30 to net-90, depending on the country or whether we sell directly to retailers or to a distributor. Our distributors are typically set up as prepay accounts; however, credit may be extended to certain distributors, usually upon receipt of a letter of credit. Generally, our sales agreements with our customers, including distributors, do not provide for any rights of return or price protection. However, we do approve returns on a case-by-case basis in our sole discretion. We record an allowance for estimated returns when revenue is recorded based on historical data and make adjustments when we consider it necessary. The allowance for returns is calculated using a three step process that includes: (1) calculating an average of actual returns as a percentage of sales over a rolling twelve month period; (2) estimating the average time period between a sale and the return of the product (13 and 12.3 months at March 31, 2011 for O21NA and O21 Europe, respectively) and (3) estimating the value of the product returned. The reserve is calculated as the average return percentage times gross sales for the average return period less the estimated value of the product returned and adjustments are made as we consider necessary. The average return percentages at March 31, 2011, the range of the average return percentages over the past two years and the effect on the liability and net sales if the highest average percentage over the past years had been used at March 31, 2010 are shown below in our sensitivity analysis. Historically, actual returns have been within our expectations. If future returns are higher than our estimates, our earnings would be adversely affected.

	Sales Return Reserve Sensitivity Analysis
	(A)	(B)	(C)	(D)
	Average Returns % at March 31, 2011	Average Returns % Range during past two years	Increase (decrease) to the liability if highest average return rate in (B) were used	Increase (decrease) to net sales if highest average return rate in (B) were used
			(Thousands)	(Thousands)
O21NA:
Spy	5.5%	4.9% - 9.5%	$868	$(868)
O’Neill	4.3%	0% - 4.3%	—	—
Melodies by MJB	24.2%	0% - 24.3%	—	—
Margaritaville	0.5%	0% - 1.3%	$1	$(1)

O21 Europe:
Spy	3.6%	3.6% - 8.2%	$161	$(161)
O’Neill	1.2%	0% - 6.8%	$24	$(24)

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

Foreign Currency and Derivative Instruments

The functional currency of each of our foreign wholly owned subsidiaries and O21 Europe, is the respective local currency. Accordingly, we are exposed to transaction gains and losses that could result from changes in foreign currency. Assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income (loss).

Recently Issued Accounting Principles

There are no recently issued accounting principles subsequent to the Company’s disclosure in the Annual Report on Form 10-K which would have a significant impact on the Company’s Consolidated Financial Statements.

Item 4. Controls and Procedures

Disclosure Control and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2011, the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time frames specified by the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we may be party to lawsuits in the ordinary course of business. We are not currently a party to any material legal proceedings.

Item 1A.	Risk Factors

The risk factors set forth below update the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. In addition to the risk factors below, you should carefully consider the other risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, which could also materially affect our business, financial position and results of operations.

The recent changes in our senior management may result in disruption of our operations or adversely impact the implementation of our business plan.

In April 2011, we underwent a reorganization of our management. On April 12, 2011, A. Stone Douglass, who served as our Chief Executive Officer since 2008 and as Acting Chief Financial Officer since 2010, resigned from all of his positions with our company. Also on April 12, 2011, our Board of Directors appointed Carol Montgomery as our Chief Executive Officer and Secretary, Michael Angel as Interim Chief Financial Officer and Treasurer, and promoted Michael Marckx from his previous position Vice President of Marketing to President. The effect of the change in our senior management may result in a disruption of our operations or could adversely impact the implementation of our business plan.

The level of our future capital needs are uncertain and we will need to raise additional funds in the future which may not be available on acceptable terms or at all.

The level of our capital requirements will depend on many factors, including:

•	acceptance of and demand for our products;

•	the costs of developing and marketing new products;

•	the extent to which we invest in new product development; and

•	the costs associated with the growth of our business.

We did not achieve our anticipated net sales during the quarter ended March 31, 2011, and our sales were down 9% compared to the quarter ended March 31, 2010 (excluding the $900,000 impact on sales due to the LEM sale on December 31, 2010). Further, we have incurred significant losses and negative cash from operations, including during the quarter ended March 31, 2011.

We anticipate that we will need additional capital during the second quarter of 2011 to support our planned operations in 2011, and intend to raise cash through a combination of debt and/or equity financing from existing investors. We have had preliminary discussions regarding our expected cash needs with certain existing investors, though no financing arrangements are currently in place and no assurances can be given that financing will be available on terms acceptable to us, or at all, particularly given current economic conditions and the recent turmoil in the capital markets. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization. If we cannot raise funds on acceptable terms, we may need to scale back our expenditures and we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures.

Item 6.	Exhibits

See accompanying exhibit index included after the signature page to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orange 21 Inc.

Date: May 13, 2011	By	/s/ Michael D. Angel
Michael D. Angel
Interim Chief Financial Officer and Treasurer
(Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description of Document	Incorporation by Reference

3.1	Restated Certificate of Incorporation	Incorporated by reference to Form 10-Q filed November 16, 2009.

3.2	Amended and Restated Bylaws	Incorporated by reference to Form 10-Q filed August 13, 2009.

10.1	Stock Purchase Agreement by and between Orange 21 Inc. and Harlingwood (Alpha), LLC dated February 28, 2011	Incorporated by reference to Form 8-K filed March 4, 2011.

10.2	Registration Rights Agreement by and between Orange 21 Inc. and Harlingwood (Alpha), LLC dated February 28, 2011	Incorporated by reference to Form 8-K filed March 4, 2011.

10.3+	Retention Agreement with Regent Pacific Management Corporation	Incorporated by reference to Form 8-K filed April 15, 2011.

10.4+	Employment Agreement with Carol Montgomery	Incorporated by reference to Form 8-K filed April 15, 2011.

10.5+	Employment Agreement with Michael Marckx	Incorporated by reference to Form 8-K filed April 15, 2011.

10.6+	Change in Control Severance Agreement with Michael Marckx	Incorporated by reference to Form 8-K filed April 15, 2011.

10.7+	Nonstatutory Stock Option Agreement with Carol Montgomery	Incorporated by reference to Form 8-K filed April 15, 2011.

10.8+	Form of Nonstatutory Stock Option Agreement with officers	Incorporated by reference to Form 8-K filed April 15, 2011.

10.9+	Amended and Restated 2004 Stock Incentive Plan	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

+	Management contract or compensatory plan or arrangement.
#	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.