Form 10-Q
period 2011-06-30
Orange 21 Inc.
filed 2011-08-15
CIK 932372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 8, 2011, there were 12,901,414 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

ORANGE 21 INC. AND SUBSIDIARIES

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include those described in Item 1A of Part II of this report under the caption “Risk Factors,” in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2010 under the caption “Risk Factors,” in Item 1A of Part II of our quarterly report on Form 10-Q for the quarter ended March 31, 2011, as well as those discussed elsewhere in this report and such annual report. Readers are urged not to place undue reliance on forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Spy Optic® and Spy® are the registered trademarks of Orange 21 Inc. and its subsidiaries. O’Neill®, Margaritaville®, Melodies by MJB® and other brands, names and trademarks contained in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands, except number of shares and per share amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets
Cash	$676	$263
Accounts receivable, net	5,494	4,173
Inventories, net	8,517	8,902
Prepaid expenses and other current assets	490	618
Income taxes receivable	12	14

Total current assets	15,189	13,970
Property and equipment, net	804	957
Intangible assets, net of accumulated amortization of $660 and $631 at June 30, 2011 and December 31, 2010, respectively	92	122
Other long-term assets	55	50

Total assets	$16,140	$15,099

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Lines of credit	$1,366	$2,235
Current portion of capital leases	56	27
Current portion of notes payable	14	13
Accounts payable	1,939	1,693
Accrued expenses and other liabilities	4,541	3,007

Total current liabilities	7,916	6,975
Capitalized leases, less current portion	157	38
Notes payable, less current portion	54	61
Notes payable to stockholder	9,500	7,000

Total liabilities	17,627	14,074
Stockholders’ equity (deficit)
Preferred stock: par value $0.0001; 5,000,000 authorized; none issued	—	—
Common stock: par value $0.0001; 100,000,000 shares authorized; 12,878,514 and 11,980,934 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	1	1
Additional paid-in-capital	42,911	40,972
Accumulated other comprehensive income	622	551
Accumulated deficit	(45,021)	(40,499)

Total stockholders’ equity (deficit)	(1,487)	1,025

Total liabilities and stockholders’ equity (deficit)	$16,140	$15,099

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Net sales	$8,986	$9,528	$15,689	$17,796
Cost of sales	4,104	4,018	7,394	8,565

Gross profit	4,882	5,510	8,295	9,231
Operating expenses:
Sales and marketing	2,647	2,279	5,442	4,269
General and administrative	2,609	1,893	4,275	3,855
Shipping and warehousing	151	289	290	567
Research and development	161	431	315	811
Other operating expense	1,952	—	1,952	—

Total operating expenses	7,520	4,892	12,274	9,502

Income (loss) from operations	(2,638)	618	(3,979)	(271)
Other income (expense):
Interest expense	(295)	(152)	(551)	(237)
Foreign currency transaction gain (loss)	(15)	(75)	13	(9)
Other income	—	64	1	64

Total other expense	(310)	(163)	(537)	(182)

Income (loss) before provision for income taxes	(2,948)	455	(4,516)	(453)
Income tax provision	3	47	6	76

Net income (loss)	$(2,951)	$408	$(4,522)	$(529)

Net income (loss) per share of Common Stock
Basic	$(0.23)	$0.03	$(0.36)	$(0.04)

Diluted	$(0.23)	$0.03	$(0.36)	$(0.04)

Shares used in computing net income (loss) per share of Common Stock
Basic	12,841	11,956	12,567	11,941

Diluted	12,841	11,987	12,567	11,941

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

	Six Months Ended June 30,
	2011	2010
	(Unaudited)
Operating Activities
Net loss	$(4,522)	$(529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	292	706
Deferred income taxes	—	10
Share-based compensation	676	301
Provision for doubtful accounts	13	143
Loss on sale of property and equipment	—	26
Impairment of property and equipment	105	72
Other operating expense	1,952	—
Foreign currency transaction loss	13	—
Change in operating assets and liabilities:
Accounts receivable	(1,335)	(1,023)
Inventories, net	385	(1,735)
Prepaid expenses and other current assets	132	(36)
Other assets	(5)	(33)
Accounts payable	246	(1,538)
Accrued expenses and other liabilities	(288)	700
Income tax payable/receivable	—	52

Net cash used in operating activities	(2,336)	(2,884)
Investing Activities
Purchases of property and equipment	(111)	(332)
Proceeds from sale of property and equipment	1	18

Net cash used in investing activities	(110)	(314)
Financing Activities
Line of credit (repayments) borrowings, net	(870)	84
Principal payments on notes payable	(7)	(58)
Proceeds from issuance of notes payable to stockholder	2,500	3,000
Principal payments on capital leases	(15)	(185)
Proceeds from exercise of stock options	133	—
Proceeds from sale of common stock, net of issuance costs of $44 as of June 30, 2011 and $0 as of June 30, 2010	1,131	—

Net cash provided by financing activities	2,872	2,841
Effect of exchange rate changes on cash	(13)	(6)

Net increase (decrease) in cash	413	(363)
Cash at beginning of period	263	654

Cash at end of period	$676	$291

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$413	$222
Income taxes	$2	$2
Summary of noncash financing and investing activities:
Acquisition of property and equipment through capital leases	$164	$210

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations for the year ending December 31, 2011. The consolidated financial statements contained in this Form 10-Q should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Deconsolidation of LEM

In January 2006, the Company acquired for $6.1 million all of the equity interest of LEM and consolidated it. During the fourth quarter of 2010, management and the Company’s Board of Directors determined that ownership of LEM was inconsistent with the Company’s margin improvement strategies which include sourcing a portion of its product purchases from other lower cost and high quality suppliers. Additionally, owning and operating a manufacturing facility imposed an unnecessary distraction for management, included significant fixed overhead and operating expenses, and used other Company resources. Therefore, on December 31, 2010, the Company completed the sale of 90% of its equity interest in LEM to two LEM employees and two third-party suppliers of LEM (“Purchasers”) in exchange for approximately $20,000. In addition, LEM secured the release of the Company’s guarantee of certain of LEM’s obligations to a third party and LEM agreed to indemnify the Company against any liability in connection with such guarantee. The purchase price and the other terms of the transaction were determined through arms-length negotiations between the Company and the Purchasers on the basis of the parties’ view of the fair value of LEM. The Company continues to hold a 10% equity interest in LEM. LEM was, is currently and is expected to continue to be one of the Company’s manufacturers of sports eye glasses. The sale was pursuant to the Master Agreement between the Company, its wholly owned subsidiary, O21 Europe, and the Purchasers entered into on December 16, 2010. The Master Agreement provides that the Company will purchase a minimum amount of certain goods or services from LEM during the years ending December 31, 2011 and 2012, subject to the continued employment by LEM of the two employees that were a part of the Purchasers.

The minimum purchase amount for the year ending December 31, 2011 is €3,717,617. Converted into United States dollars at the spot exchange rates in effect at June 30, 2011 and December 31, 2010, and taking into account purchases made through June 30, 2011, the remaining minimum purchase amount converted to US$ was US$2,784,383 and US$4,968,595 as of June 30, 2011 and December 31, 2010, respectively. The minimum purchase amount for the year ended December 31, 2012 is €1,858,808. Converted into United States dollars, the minimum purchase amount was US$2,675,011 and US$2,484,297 as of June 30, 2011 and December 31, 2010, respectively. In the event the Company does not meet the minimum purchase amounts indicated above, the Company has the obligation to pay LEM in cash an amount equal to €0.37 for each Euro of goods and/or services of the minimum purchase amounts not purchased by the Company prior to December 31, 2011. The Company has non-cancellable open purchase orders to LEM of approximately €738,000 (US$1,062,056) through June 30, 2011, from which it anticipates delivery prior to December 31, 2011.

Due to the minimum purchase commitments, the Company believes that there will be significant cash flows to LEM for the two years subsequent to the December 31, 2010 date of sale. In accordance with applicable accounting guidance, the Company has included the results of operations of LEM in the Consolidated Statement of Operations during 2010 and not as a discontinued operation. The Company deconsolidated LEM from its Consolidated Balance Sheet as of December 31, 2010 and recognized a loss of $1.4 million on the transaction during the year ended December 31, 2010, as calculated below.

(Thousands)
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

The aggregate carrying amount of the cost method investment is $2,000 as of June 30, 2011 and December 31, 2010, respectively.

The following unaudited pro forma condensed consolidated financial statement of operations for the three months ended June 30, 2010 has been presented as if the deconsolidation of LEM had occurred on April 1, 2010 (in thousands).

	Unaudited Three Months Ended June 30, 2010 (1)	Unaudited Pro Forma Adjustments (2)	Unaudited Pro Forma Results (3)
Net sales	$9,528	$(1,112)	$8,416
Cost of sales	4,018	(225)	3,793

Gross profit (loss)	5,510	(887)	4,623
Operating expenses:
Sales and marketing	2,279	(60)	2,219
General and administrative	1,893	(367)	1,526
Shipping and warehousing	289	(145)	144
Research and development	431	(207)	224

Total operating expenses	4,892	(779)	4,113

Loss from operations	618	(108)	510
Other income (expense):
Interest expense	(152)	26	(126)
Foreign currency transaction gain	(75)	5	(70)
Other expense	64	(12)	52
Loss on deconsolidation of LEM	—	(1,292)	(1,292)

Total other income (expense)	(163)	(1,273)	(1,436)

Income (loss) before provision (benefit) for income taxes	455	(1,381)	(926)
Income tax provision (benefit)	47	(48)	(1)

Net income (loss)	$408	$(1,333)	$(925)

(1)	Represents the Company’s actual (as reported) consolidated results of operations for the three months ended June 30, 2010.

(2)	Represents LEM’s results of operations for the three months ended June 30, 2010 and intercompany eliminations. These pro forma adjustments include (i) sales, cost of sales and gross profit associated with LEM’s sales to third parties, (ii) intercompany eliminations to adjust LEM’s gross profit associated with the products produced by LEM for other subsidiaries of the Company and which were sold by the Company’s other subsidiaries to third parties during the period presented, and (iii) operating and other expenses incurred by LEM. Also includes the adjustment for the loss on sale of 90% of LEM as if it had occurred on April 1, 2010. This information is provided to show the effect of the elimination of LEM’s operations from the Company’s business.
(3)	Represents the pro forma consolidated results of operations of the Company and its remaining wholly owned subsidiaries, O21NA and O21 Europe, for the three months ended June 30, 2010. As noted above, this table assumes an effective date of April 1, 2010 for the deconsolidation of LEM. Accordingly, while the results of LEM for the three months ended June 30, 2010 would be eliminated, the recording of the deconsolidation would result in a loss of $1.3 million on April 1, 2010, which would result in this $1.3 million loss being recorded for the three months ended June 30, 2010.

The following unaudited pro forma condensed consolidated financial statement of operations for the six months ended June 30, 2010 has been presented as if the deconsolidation of LEM had occurred on January 1, 2010 (in thousands).

	Unaudited Six Months Ended June 30, 2010 (1)	Unaudited Pro Forma Adjustments (2)	Unaudited Pro Forma Results (3)
Net sales	$17,796	$(2,025)	$15,771
Cost of sales	8,565	(287)	8,278

Gross profit (loss)	9,231	(1,738)	7,493
Operating expenses:
Sales and marketing	4,269	(142)	4,127
General and administrative	3,855	(664)	3,191
Shipping and warehousing	567	(286)	281
Research and development	811	(433)	378

Total operating expenses	9,502	(1,525)	7,977

Loss from operations	(271)	(213)	(484)
Other income (expense):
Interest expense	(237)	63	(174)
Foreign currency transaction gain	(9)	8	(1)
Other expense	64	(12)	52
Loss on deconsolidation of LEM	—	(1,170)	(1,170)

Total other income (expense)	(182)	(1,111)	(1,293)

Income (loss) before provision (benefit) for income taxes	(453)	(1,324)	(1,777)
Income tax provision (benefit)	76	(83)	(7)

Net income (loss)	$(529)	$(1,241)	$(1,770)

(1)	Represents the Company’s actual (as reported) consolidated results of operations for the six months ended June 30, 2010.
(2)	Represents LEM’s results of operations for the six months ended June 30, 2010 and intercompany eliminations. These pro forma adjustments include (i) sales, cost of sales and gross profit associated with LEM’s sales to third parties (ii) intercompany eliminations to adjust LEM’s gross profit associated with the products produced by LEM for other subsidiaries of the Company and which were sold by the Company’s other subsidiaries to third parties during the period presented, and (iii) operating and other expenses incurred by LEM. Also includes the adjustment for the loss on sale of 90% of LEM as if it had occurred on January 1, 2010. This information is provided to show the effect of the elimination of LEM’s operations from the Company’s business.

(3)	Represents the pro forma consolidated results of operations of the Company and its remaining wholly owned subsidiaries, O21NA and O21 Europe, for the six months ended June 30, 2010. As noted above, this table assumes an effective date of January 1, 2010 for the deconsolidation of LEM. Accordingly, while the results of LEM for the six months ended June 30, 2010 would be eliminated, the recording of the deconsolidation would result in a loss of $1.2 million on January 1, 2010, which would result in this $1.2 million loss being recorded for the six months ended June 30, 2010.

Recent Financing Transactions

In December 2010, O21NA borrowed $7.0 million under a promissory note due December 31, 2012 to Costa Brava Partnership III, L.P. (“Costa Brava”), an entity that beneficially owned at June 30, 2011 approximately 45.9% of the Company’s common stock (or 49.9% on an as converted basis assuming conversion of $2,250,000 of the promissory note into common stock in accordance with its terms). The entire $7.0 million of such promissory note principal remains outstanding as of June 30, 2011. The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava. The promissory note replaced the $3.0 million, $1.0 million and $1.0 million promissory notes issued by O21NA to Costa Brava in March 2010, October 2010 and November 2010, respectively, as well as provided for an additional $2.0 million in new loan proceeds. Approximately $2.6 million of the proceeds from the March 2010 promissory note were used to prepay the then current balance on our revolving line of credit extended by BFI Business Finance to O21NA. The balance of the net proceeds from O21NA’s issuance of the March 2010 promissory note as well as the proceeds from the October 2010 and November 2010 promissory notes and the additional $2.0 million proceeds from the December 2010 promissory note to Costa Brava were used for working capital purposes. See also Notes 7 “Financing Arrangements” and 11 “Related Party Transactions” to the Consolidated Financial Statements. The $7.0 million promissory note requires monthly and periodic interest payments and remains outstanding as of June 30, 2011. The $7.0 million line of credit contains reporting, financial and operating covenants, the breach of any of which could result in the full amount outstanding thereunder being immediately due and payable. The $7.0 million line of credit also requires that Costa Brava consent to certain future financings.

In February 2011, the Company sold 712,121 shares of its common stock to Harlingwood (Alpha), LLC in exchange for $1,174,999, or $1.65 per share.

In June 2011, O21NA entered into a $6.0 million line of credit commitment with Costa Brava and had outstanding borrowings thereunder evidenced by a promissory note in the amount of $2.5 million as of June 30, 2011. Interest on the outstanding borrowings under the $6.0 million line of credit accrues daily at a rate equal to 12% per annum. In addition, the line of credit requires that O21NA pay a facility fee on each of June 21, 2012, June 21, 2013 and on the maturity date, calculated as the lesser of (i) 1% of the average daily outstanding principal amount owed under the note for the 365 day period ending on June 21, 2012, 2013 and 2014 or (ii) $60,000. The outstanding debt under the line of credit matures on June 21, 2014. See also Notes 7 “Financing Arrangements” and 11 “Related Party Transactions” to the Consolidated Financial Statements. The $6.0 million line of credit requires monthly and periodic interest payments.

Capital Requirements and Resources

The Company incurred significant negative cash flow from operations and net losses during the year ended December 31, 2010 and the six months ended June 30, 2011 and June 30, 2010. In addition to its net losses during those respective periods, the Company had significant working capital requirements because, among other reasons, (i) the Company purchased inventory in anticipation of sales growth that did not occur and (ii) the Company was subject to minimum purchase commitments and made non-cancellable purchase orders pursuant to the Company’s agreements with LEM and its other suppliers, which the Company was unable to adjust when sales did not meet anticipated levels. Although the Company experienced sales growth during the three months ended June 30, 2011 (excluding $1.1 million in LEM sales due to the sale of LEM on December 31, 2010), it did not achieve its anticipated net sales during the three months ended March 31, 2011. Further, the Company’s sales were essentially flat in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 (excluding the impact of LEM sales of $2.0 million). The Company anticipates that it will continue to have significant working capital requirements and higher than desired levels of inventory for the foreseeable future, in part because of ongoing minimum purchase requirements, previously placed non-cancellable purchase orders with its suppliers and the level of the Company’s anticipated sales.

The Company relies on its credit lines with BFI, Banca Popolare di Bergamo and Costa Brava in addition to the $7.0 million Costa Brava loan (see Note 7 “Financing Arrangements”). BFI may, however, reduce O21NA’s borrowing availability in certain circumstances, including, without limitation, if in its reasonable business judgment, O21NA’s creditworthiness, sales or the liquidation value of O21NA’s inventory have declined materially. Further the BFI Loan Agreement provides that BFI may declare O21NA in default if O21NA experiences a material adverse change in its business or financial condition or if BFI determines that O21NA’s ability to perform under the Loan Agreement is materially impaired.

The Company anticipates that it will need additional capital during the next twelve months to support its planned operations, and intends to borrow more on its lines of credit from Costa Brava and BFI, provided they remain available and on terms acceptable to the Company. If the Company is able to achieve some or a combination of the following factors: (i) achieve anticipated net sales growth, (ii) improve its working capital management, (iii) decrease its current and anticipated inventory to lower levels and/or (iv) improve or maintain management of the Company’s operating expenses, the Company believes that the Company should have sufficient cash on hand and available loan facilities to enable the Company to meet its operating requirements for at least the next 12 months.

The level of the Company’s future capital requirements will depend on many factors, including some or a combination of the following: (i) its ability to grow and maintain net sales, (ii) its ability to significantly improve its management of working capital, and/or (iii) maintain or reduce its expenses and expected capital expenditures. The continued perception of uncertainty in the world’s economy may adversely impact the Company’s access to capital through its credit lines and other sources. The current economic environment could also cause lenders and other counterparties who provide credit to the Company to breach their obligations to the Company, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under the Company’s credit arrangements.

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

NASDAQ Deficiency

On September 16, 2009, the Company received a notice from NASDAQ indicating that, for the preceding 30 consecutive business days, the bid price of its common stock had closed below the $1.00 minimum bid price required for continued listing on the NASDAQ Capital Market under Marketplace Rule 5550(a)(2). Pursuant to Marketplace Rule 5810(c)(3)(A), the Company had 180 calendar days from the date of the notice, or until March 15, 2010, to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of the Company’s common stock had to be at or above $1.00 per share for a minimum of 10 consecutive business days, which was not achieved. On March 16, 2010, the Company received a letter from NASDAQ indicating that it had not regained compliance with the minimum bid price rule and was not eligible for an additional 180 day compliance period given that the Company did not meet the NASDAQ Capital Market initial listing standard set forth in Listing Rule 5505. Accordingly, the Company’s Common Stock was suspended from trading on the NASDAQ Capital Market on March 25, 2010 and is now traded in the over-the-counter market.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Thousands)		(Thousands)
Weighted average common shares outstanding - basic	12,841	11,956	12,567	11,941
Assumed conversion of dilutive stock options, restricted stock, warrants and convertible debt	—	31	—	—

Weighted average common shares outstanding - dilutive	12,841	11,987	12,567	11,941

The following potentially dilutive instruments were not included in the diluted per share calculation for the periods presented as their inclusion would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
Shares Issuable through Exercise or Conversion of:	2011	2010	2011	2010
	(Thousands)		(Thousands)
Stock options	2,189	1,393	2,189	1,852
Warrants	244	147	244	147
Convertible debt	1,000	—	1,000	—

Total	3,433	1,540	3,433	1,999

4.	Comprehensive Income (Loss)

Comprehensive income (loss) represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive income (loss). Total comprehensive (loss) income for the three months ended June 30, 2011 and 2010 was approximately $(2.9 million) and $0.2 million, respectively. Total comprehensive loss for the six months ended June 30, 2011 and 2010 was approximately ($4.4 million) and ($0.8 million), respectively.

The components of accumulated other comprehensive income, net of tax, are as follows:

	June 30,	December 31,
	2011	2010
	(Thousands)
Equity adjustment from foreign currency translation	$56	$481
Unrealized gain on foreign currency exposure of net investment in foreign operations	566	70

Accumulated other comprehensive income	$622	$551

5.	Accounts Receivable

Accounts receivable consisted of the following:

	June 30,	December 31,
	2011	2010
	(Thousands)
Trade receivables	$7,369	$6,072
Less allowance for doubtful accounts	(625)	(636)
Less allowance for returns	(1,250)	(1,263)

Accounts receivable, net	$5,494	$4,173

6.	Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2011	2010
	(Thousands)
Raw materials	$99	$11
Finished goods	8,418	8,891

Inventories, net	$8,517	$8,902

The Company’s balances are net of an allowance for obsolescence of approximately $0.7 million and $0.5 million at June 30, 2011 and December 31, 2010, respectively.

7.	Financing Arrangements

Credit Facilities – San Paolo

The Company had a 0.6 million Euros line of credit in Italy with San Paolo IMI for LEM. Borrowing availability was based on eligible accounts receivable and export orders received at LEM. LEM was deconsolidated on December 31, 2010; therefore the balance in the Company’s Consolidated Balance Sheet is zero at June 30, 2011 and December 31, 2010. See Note 1, “Deconsolidation of LEM” to the Consolidated Financial Statements.

Credit Facilities – Banca Popolare di Bergamo

The Company has two lines of credit with Banca Popolare di Bergamo in Italy for O21 Europe, one for a maximum of 150,000 Euros, subject to eligible accounts receivable, and one for 10,000 Euros. Both lines of credit are guaranteed by Eurofidi, a government-sponsored third party that guarantees debt, and expire on March 19, 2012.

The lines of credit balances at June 30, 2011 were zero. The lines of credit balances at December 31, 2010 were 124,000 Euros (US$166,000) and zero, respectively, and bear interest of 4.5%. Availability under these lines of credit at June 30, 2011 was 150,000 Euros (approximately US$216,000) and 10,000 Euros (approximately US$14,000), respectively.

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

The Loan Agreement imposes certain covenants on O21NA, including, but not limited to, covenants requiring O21NA to provide certain periodic reports to BFI, inform BFI of certain changes in the business, refrain from incurring additional debt in excess of $100,000 and refrain from paying dividends. Further, the Loan Agreement provides that BFI may declare O21NA in default if O21NA experiences a material adverse change in its business or financial condition or if BFI determines that O21NA’s ability to perform under the Loan Agreement is materially impaired. BFI’s prior consent, which shall not be unreasonably withheld, is required in the event that O21NA seeks additional debt financing, including debt financing subordinate to BFI. O21NA also established a bank account in BFI’s name into which collections on accounts receivable and other collateral are deposited (the “Collateral Account”). Pursuant to the deposit control account agreement between O21NA and BFI with respect to the Collateral Account, BFI is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to O21NA any amounts remaining after payment of all amounts due under the Loan Agreement. O21NA was in compliance with the covenants under the Loan Agreement at June 30, 2011.

At June 30, 2011 and December 31, 2010, there were outstanding borrowings of $1.4 million and $2.1 million, respectively, under the Loan Agreement. At June 30, 2011, the remaining availability under this line was $2.7 million and the interest rate was 5.84%.

Credit Facilities – Costa Brava

In December 2010, O21NA borrowed $7.0 million under a promissory note due December 31, 2012 to Costa Brava Partnership III, L.P. (“Costa Brava”), an entity that beneficially owned at June 30, 2011 approximately 45.9% of the Company’s common stock (or 49.9% on an as converted basis assuming conversion of $2,250,000 of the promissory note into common stock in accordance with its terms). The entire $7.0 million of such promissory note principal remained outstanding as of June 30, 2011. The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava. The promissory note replaced the $3.0 million, $1.0 million and $1.0 million promissory notes issued by O21NA to Costa Brava in March 2010, October 2010 and November 2010, respectively, as well as provided for an additional $2.0 million in new loan proceeds. The promissory note was accounted for as a modification of debt. The promissory note is subordinated to the Loan Agreement with BFI pursuant to the terms of a debt subordination agreement dated March 23, 2010 and amended on October 4, 2010, October 29, 2010, December 20, 2010, and July 11, 2011 by and between Costa Brava and BFI.

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

The terms and conditions of the $7.0 million promissory note are similar to those of the $3.0 million, $1.0 million and $1.0 million promissory notes. Interest on the $7.0 million promissory note accrues daily at the following rates from the date of issuance of the promissory note: (i) 9% per annum payable on the last day of each calendar month and (ii) 3% per annum payable on the maturity date. In addition, the promissory note required that O21NA pay facility fees of $41,600 upon funding of the promissory note and 1% of the original principal amount on each of December 31, 2011 and on the maturity date, December 31, 2012. During the term of the promissory note, Costa Brava may, at its discretion, convert up to $2,250,000 of the principal amount of the promissory note into shares of the Company’s common stock at a conversion price of $2.25 per share. The terms of the promissory note also include customary representations and warranties, as well as reporting and financial covenants, customary for financings of this type. O21NA was in compliance with the covenants under the promissory note at June 30, 2011. See also Note 11 “Related Party Transactions” to the Consolidated Financial Statements.

In June 2011, O21NA entered into a $6.0 million line of credit commitment with Costa Brava and had outstanding borrowings thereunder evidenced by a promissory note in the amount of $2.5 million as of June 30, 2011. Interest on the outstanding borrowings under the $6.0 million line of credit accrues daily at a rate equal to 12% per annum. In addition, the line of credit requires that O21NA pay a facility fee on each of June 21, 2012, June 21, 2013 and on the maturity date, calculated as the lesser of (i) 1% of the average daily outstanding principal amount owed under the note for the 365 day period ending on June 21, 2012, 2013 and 2014 or (ii) $60,000. The outstanding debt under the line of credit matures on June 21, 2014. The $6.0 million line of credit requires monthly and periodic interest payments. The promissory note is subordinated to the amounts borrowed by O21NA from BFI, pursuant to the terms of a Debt Subordination Agreement, dated March 23, 2010 and amended on October 4, 2010, October 29, 2010, December 20, 2010 and June 11, 2011, by and between Costa Brava and BFI. The terms of the promissory note also include customary representations and warranties, as well as reporting and financial covenants, customary for financings of this type. O21NA was in compliance with the covenants under the promissory note at June 30, 2011. See also Note 11 “Related Party Transactions” to the Consolidated Financial Statements.

The total outstanding borrowings under all Costa Brava promissory notes at June 30, 2011 aggregated to $9.5 million.

8.	Notes Payable

Notes payable at June 30, 2011 consist of the following:

	June 30, 2011	December 31, 2010
	(Thousands)
Secured note payable for vehicle purchases, 4.69% interest rate with monthly payments of $1,400 due through December 2015. Secured by vehicles	68	74
Less current portion	(14)	(13)

Notes payable, less current portion	$54	$61

9.	Fair Value of Financial Instruments

In April 2009, the Company adopted the Financial Accounting Standards Board’s (“FASB”) authoritative guidance on interim disclosures about fair value of financial instruments, which requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. The Company’s financial instruments include cash, accounts receivable and payable, short-term borrowings and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature. The carrying value of the Company’s long-term debt, including the current portion approximates fair value as of June 30, 2011.

10.	Share-Based Compensation

Stock Option Activity

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(Thousands)
Options outstanding at December 31, 2010	2,038,776	$1.88
Granted	742,500	$1.83
Exercised	(112,498)	$1.06
Forfeited	(442,223)	$1.42
Expired	(37,777)	$2.54

Options outstanding at June 30, 2011	2,188,778	$1.99	6.89	$789,784

Options exercisable at June 30, 2011	1,121,539	$2.47	4.70	$488,115

Intrinsic value is defined as the difference between the relevant current market value of the common stock and the grant price for options with exercise prices less than the market values on such dates. During the three and six months ended June 30, 2011, the Company received cash proceeds from the exercise of stock options of approximately $51,000 and $133,000, respectively. The intrinsic value of stock options exercised was approximately $36,000 and $53,000 during the three and six months ended June 30, 2011, respectively. During the three and six months ended June 30, 2010, the Company received $0 in cash proceeds from the exercise of stock options.

During the three and six months ended June 30, 2011 the Company modified 430,444 options associated with the restructuring of management in April 2011. The modification, which resulted in an extension of the term that the Company’s previous management was allowed to exercise stock options, resulted in $31,552 of incremental stock compensation expense recorded during the three and six months ended June 30, 2011.

Restricted Stock Award Activity

The Company periodically issues restricted stock awards to certain directors and key employees subject to certain vesting requirements based on future service. Fair value is calculated using the Black-Scholes option-pricing valuation model (single option approach). Although there was no restricted stock award activity during the three and six months ended June 30, 2011, the Company did award and issue 26,796 fully vested non-restricted shares at a $1.47 weighted-average grant date fair value, which resulted in approximately $39,000 of general and administrative share-based compensation expense during the six months ended June 30, 2011.

Warrant Activity

In April 2011, the Company issued a warrant to Regent Pacific Management Corporation (“Regent Pacific”), a professional management consulting firm, to purchase up to 244,163 shares of common stock at an exercise price of $1.85 per share, in exchange for Regent Pacific providing the services of the Company’s Interim Chief Financial Officer and other services. The warrant vests over a 3 month service period beginning in April 2011. The total value of the warrant was calculated using the Black-Scholes option-pricing valuation model and determined to equal approximately $384,000 at June 30, 2011, of which approximately $338,000 has been expensed to general and administrative share-based compensation expense during the three and six months ended June 30, 2011, respectively. The term of the warrant is 10 years.

The Company recognized the following share-based compensation expense during the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Thousands)		(Thousands)
Stock options
General and administrative expense	$123	$129	193	$223
Cost of sales	10	7	15	14
Selling and marketing	43	7	86	14
Shipping and warehouse	1	2	2	2
Research and development	1	5	3	6
Restricted stock
General and administrative expense	21	16	39	36
Selling and marketing	—	2	—	6
Research and development	—	(1)	—	—
Warrant
General and administrative expense	338	—	338	—

Total	537	167	676	301
Income tax benefit	(183)	(57)	(230)	(102)

Stock-based compensation expense, net of taxes	354	110	446	199

Total unrecognized share-based compensation expense for outstanding stock option awards at June 30, 2011 is approximately $1.0 million which will be recognized over a weighted average remaining years of 2.09.

11.	Related Party Transactions

Promissory Notes with Shareholder, Costa Brava Partnership III, L.P.

On December 20, 2010, O21NA borrowed $7.0 million under a promissory note due December 31, 2012 to Costa Brava, which remains outstanding as of June 30, 2011. The promissory note replaced the $3.0 million, $1.0 million and $1.0 million promissory notes issued to Costa Brava in March 2010, October 2010 and November 2010, respectively, as well as provided for an additional $2.0 million in new loan proceeds. The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava. At June 30, 2011, Seth Hamot beneficially owned approximately 45.9% (or 49.9% on an as converted basis assuming conversion of (i) $2,250,000 of the $7.0 million Costa Brava promissory note in accordance with its terms and (ii) the exercise of all stock options held by Mr. Hamot that are exercisable within sixty days from August 11, 2011). See also Note 7 “Financing Arrangements” to the Consolidated Financial Statements.

In June 2011, O21NA entered into a $6.0 million line of credit commitment with Costa Brava and had outstanding borrowings thereunder evidenced by a promissory note in the amount of $2.5 million as of June 30, 2011. Interest on the outstanding borrowings under the $6.0 million line of credit accrues daily at a rate equal to 12% per annum. In addition, the line of credit requires that O21NA pay a facility fee on each of June 21, 2012, June 21, 2013 and on the maturity date, calculated as the lesser of (i) 1% of the average daily outstanding principal amount owed under the note for the 365 day period ending on June 21, 2012, 2013 and 2014 or (ii) $60,000. The outstanding debt under the line of credit matures on June 21, 2014. See also Notes 7 “Financing Arrangements” to the Consolidated Financial Statements.

Customer Sales

During the six months ended June 30, 2010, Simo Holdings, Inc. (formerly known as No Fear, Inc., “No Fear”) and its affiliates beneficially owned shares of the Company’s outstanding common stock. They no longer owned shares at June 30, 2010. In addition, No Fear and its subsidiaries, No Fear Retail Stores, Inc. (“No Fear Retail”) and MX No Fear Europe SAS (“MX No Fear”), own retail stores in the U.S. and Europe that purchase products from the Company. Aggregated sales to the U.S. retail stores owned by the foregoing entities during the three and six months ended June 30, 2010 were approximately $248,000 and $454,000, respectively. Accounts receivable due from such U.S. retail stores amounted to approximately $200,000 at June 30, 2010.

Aggregated sales to the MX No Fear stores during the three and six months ended June 30, 2010 were approximately $97,000 and $249,000, respectively. Accounts receivable due from the MX No Fear stores amounted to approximately $201,000 at June 30, 2010.

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

Pursuant to the Settlement Agreement, the Orange 21 Parties on the one hand and the No Fear Parties on the other hand each released the other with respect to any and all claims arising from or related to past dealings of any kind between the parties. The Settlement Agreement was signed on April 28, 2009, but its effectiveness was conditioned upon receipt of all funds required to be delivered on execution, which did not occur until April 30, 2009. As of June 30, 2010, the Company received payments of approximately $429,000 in the aggregate from No Fear and approximately 261,000 Euros (approximately $344,000 in U.S. Dollars) in the aggregate from MX No Fear. No further amounts are due under the Settlement Agreement.

12.	Commitments and Contingencies

Operating Leases

Prior to November 1, 2010, the Company leased its principal administrative and distribution facilities in Carlsbad, California, under a month to month operating lease with monthly payments of approximately $38,000. On November 1, 2010, the Company entered into a 38 month facility lease for the same facility, which commenced on November 1, 2010 and terminates on December 31, 2013. The facility lease has total lease payments of approximately $1.1 million and average monthly rent payments of approximately $29,000. O21 Europe leases a warehouse facility in Varese, Italy, which is used primarily for international sales and distribution and also leases a car. LEM leased two buildings in Italy that were used for office space, warehousing and manufacturing. The Company also leases certain computer equipment, vehicles and temporary housing in Italy. Rent expense was approximately $108,000 and $149,000 for the three months ended June 30, 2011 and 2010, respectively. Rent expense was approximately $218,000 and $311,000 for the six months ended June 30, 2011 and 2010, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

(Thousands)
Year Ending December 31,
2011	$219
2012	431
2013	434
2014	72
Thereafter	54

Total	$1,210

Capital Lease

Future minimum lease payments under capital lease at June 30, 2011 are as follows:

(Thousands)
Year Ending December 31,
2011	$34
2012	69
2013	48
2014	38
2015	38
Thereafter	16

Total minimum lease payments	243
Amount representing interest	(30)

Present value of minimum lease payments	213
Less current portion	(56)

Long-term portion	$157

Athlete Contracts

As of June 30, 2011, the Company has entered into endorsement contracts with athletes to actively wear and endorse the Company’s products. These contracts are based on minimum annual payments totaling approximately $734,000, $335,000 and $239,000 in 2011, 2012 and 2013, respectively, and may include additional performance-based incentives and/or product-specific sales incentives. The Company also had pending endorsement contracts with athletes to actively wear and endorse the Company’s products with minimum annual payments totaling approximately $20,000 and may include additional performance-based incentives and/or product specific sales incentives.

Product Development and Design Services

In January 2009, the Company entered into a non-exclusive agreement with Bartolomasi, Inc. for the design and development of sunglasses, goggles and prescription sunglass frames. Under the agreement, Bartolomasi, Inc. assigns all ideas, inventions and other intellectual property rights created or developed on the Company’s behalf during the term of the agreement to the Company. The agreement may be terminated by either party with 60 days advance notice, but otherwise automatically renews on an annual basis and has minimum monthly payments totaling $180,000 per annum in 2011 and 2010. In June 2011, the Company gave notice of its intention to terminate this agreement, to be effective in August 2011.

Licensing Agreements

No minimum royalty amounts associated with the Company’s obligations for the O’Neill™ and Melodies by MJB™ eyewear brands are reflected as future commitments as of June 30, 2011 because they were accrued for in the Company’s balance sheet as of June 30, 2011 (see Note 13).

Other

The Company has a contingent obligation with respect to certain awards of stock options and common stock issued pursuant to the Company’s 2004 Stock Incentive Plan subsequent to its delisting from NASDAQ on March 25, 2010 that may have been issued without qualification or an exemption therefrom as required by Section 25110 of the California Corporations Code. The amount of contingent liability is not determinable at this time, and as such the Company has not recorded a liability in the Company’s June 30, 2011 balance sheet. The Company currently believes that the amount of the potential liability would not be material (see Notes 1 related to “NASDAQ Deficiency” and 15).

Litigation

From time to time the Company may be party to lawsuits in the ordinary course of business. The Company is not currently a party to any material legal proceedings.

13.	Other Operating Expense

During the three months ended June 30, 2011, the Company determined that the future cash flows arising from the sale of current and future potential inventory purchases of the O’Neill™ and Melodies by MJB™ eyewear brands would not be sufficient to cover the amount of the remaining minimum royalty obligations. In addition, the Company decided to cease making future purchase orders of additional inventory. Subsequent to the three months ended June 30, 2011, the Company entered into an Amended and Restated License Agreement (the “Amended and Restated Agreement”) with Rose Colored Glasses LLC, the licensor of Melodies by MJB™, under which the Company agreed to pay Rose Colored Glasses LLC $1.0 million in July 2011 and issued a promissory note to Rose Colored Glasses LLC in the principal amount of $0.5 million. See also Note 15 “Subsequent Events” to the Consolidated Financial Statements.

As a result of these actions, the Company recorded $1.9 million in expense to other operating expense during the three and six months ended June 30, 2011, of which $0.4 million related to the O’Neill™ and $1.5 million related to the Melodies by MJB™ eyewear brands. At June 30, 2011, accrued liabilities in the Company’s balance sheet included $1.9 million related to these obligations.

14.	Operating Segments and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company designs and distributes sunglasses, snow and motocross goggles, and branded apparel and accessories for the action sports, snow sports and lifestyle markets. Prior to December 31, 2010, the Company owned a manufacturer, LEM, located in Italy. LEM manufactured products for non-competing brands in addition to a substantial amount of the Company’s sunglass products. On December 31, 2010, the Company sold 90% of the capital stock of LEM and deconsolidated it. Results for the three months and six months ended June 30, 2010 reflect operations of this manufacturer after elimination of intercompany transactions. During the three and six months ended June 30, 2010, the Company operated in two business segments: distribution and manufacturing. As a result of the deconsolidation of LEM on December 31, 2010, the Company only operates in one business segment: distribution for the three and six months ended June 30, 2011.

Information related to the Company’s operating segments is as follows:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	(Thousands)	(Thousands)
Net sales:
Distribution	$8,416	$15,771
Manufacturing	1,112	2,025
Intersegment	2,949	6,135
Eliminations	(2,949)	(6,135)

Total	$9,528	$17,796

Operating income (loss):
Distribution	$400	$(677)
Manufacturing	218	406

Total	$618	$(271)

Net income (loss):
Distribution	$256	$(793)
Manufacturing	152	264

Total	$408	$(529)

	June 30, 2011	December 31, 2010
	(Thousands)
Tangible long-lived assets:
Distribution	$804	$957

The Company markets its products domestically and internationally, with its principal international market being Europe. Revenue is attributed to the location from which the product was shipped. Identifiable assets are based on location of domicile.

	Three Months Ended June 30,
	U.S. and Canada	Europe and Asia Pacific	Consolidated	Intersegment
		(Thousands)		(Thousands)

	2011			2011
Net sales	$8,089	$897	$8,986	$—

	2010			2010
Net sales	$7,682	$1,846	$9,528	$2,949

	Six Months Ended June 30,
	U.S. and Canada	Europe and Asia Pacific	Consolidated	Intersegment
		(Thousands)		(Thousands)

	2011			2011
Net sales	$14,134	$1,555	$15,689	$—

	2010			2010
Net sales	$14,226	$3,570	$17,796	$6,135

	June 30, 2011	December 31, 2010
	(Thousands)
Tangible long-lived assets:
U.S. and Canada	$637	$722
Europe and Asia Pacific	167	235

Total	$804	$957

15.	Subsequent Events

Settlement Agreement with Rose Colored Glasses LLC

On July 18, 2011, the Company entered into an Amended and Restated License Agreement (the “Settlement Agreement”) with Rose Colored Glasses LLC, which amends and restates the License Agreement entered into between the Company and Rose Colored Glasses LLC on May 12, 2010 (the “Original License Agreement”). Rose Colored Glasses LLC is the licensor of the Melodies by MJB™ eyewear brand licensed by the Company. The Settlement Agreement amends the Original License Agreement by providing for an earlier expiration of the Company’s license to sell Melodies by MJB™ branded sunglasses (the “License”) on March 31, 2012 and terminating the Company’s obligations to pay $2.6 million of future royalty obligations to Rose Colored Glasses LLC. Pursuant to the Settlement Agreement, the Company paid Rose Colored Glasses LLC $1,000,000 in July 2011 and issued a promissory note in the principal amount of $500,000, which does not accrue interest and becomes payable on March 31, 2012. The Company accrued $1.5 million (less imputed interest on the non-interest bearing note of $44,000) in the Company’s financial statements as of June 30, 2011 (See Note 13).

Recent Grants Pursuant to the Company’s 2004 Stock Incentive Plan

Certain of the Company’s grants of stock options and common stock pursuant to its 2004 Stock Incentive Plan since the Company was delisted from NASDAQ on March 25, 2010 were not qualified with the California Department of Corporations and may not have been exempted from the qualification requirement. Failure to qualify or exempt securities issuance is a violation of Section 25110 of the California Corporations Code. Accordingly, the Company may be subject to a contingent liability for the rescission of such awards. The amount of contingent liability is not determinable at this time, and as such the Company has not recorded a liability in the Company’s June 30, 2011 balance sheet. The Company currently believes that the amount of the potential liability would not be material (see Notes 1 related to “NASDAQ Deficiency” and 12).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a multi-branded designer, developer, and distributor of premium sunglasses and goggles. We began as a grassroots brand in Southern California and entered the action sports and lifestyle markets with innovative and performance-driven products and an authentic connection to the action sports and lifestyle markets under the Spy Optic® brand. In February 2010, we entered a licensing agreement with Margaritaville® Eyewear, LLC to design, manufacture and sell eyewear under the brand, Margaritaville®.

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

Until December 31, 2010, we also wholly owned LEM. On December 31, 2010, we completed the sale of 90% of the capital stock of LEM to two LEM employees and two third party suppliers of LEM. We continue to hold a 10% interest in LEM. LEM was, is currently and will continue to be one of our manufacturers of sports eye glasses for several years. Due to minimum purchase commitments, we believe that there will be significant cash flows to LEM for the next two years. We have deconsolidated LEM from our Consolidated Balance Sheet as of December 31, 2010 and recognized a loss of $1.4 million on the transaction during the year ended December 31, 2010. Any future loss is limited to the fair value of the remaining 10% investment in LEM, $2,000.

Action Sports Lifestyle Brands

We design, develop and market premium products for the action sports, motor sports, snow sports and their attendant lifestyle markets of fashion, music and entertainment. Our principal products, sunglasses and goggles, are marketed primarily under the brand Spy®. We have built our brands by developing innovative, proprietary performance-based products that utilize high-quality materials and optical lens technology of the highest style, quality and value. Our products are estimated to be available in an estimated 2,500 retail locations in the United States and Canada, and internationally through an estimated 3,000 retail locations supported by our international staff and distributors. We have developed collaborations with important multi-store action sport, sporting goods, sunglass specialty and lifestyle retailers in the United States and Canada and other strategically selected, individually owned and operated specialty retailers focusing on the surfing, skateboarding, snowboarding, snow skiing, motocross, wakeboarding and mountain biking.

For the Spy® brand, we focus our marketing and sales efforts on the action sports, motor sports, snow sports and lifestyle markets, and specifically, persons ranging in age from 17 to 35. We separate our eyewear products into two groups: sunglasses, which include fashion, performance sport and women-specific sunglasses, and goggles, which includes snow sport and motocross goggles. In addition, we sell branded sunglass and goggle accessories. In managing our business, we are particularly focused on ensuring that our product designs transcend fashion and are keyed on our knowledge of our target customers and their lifestyles, which offers a strong value proposition to our target market and is the priority of our development.

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

Deconsolidation of LEM

In January 2006, we acquired for $6.1 million all of the equity interest of LEM and consolidated it. During the fourth quarter of 2010, management and the Company’s Board of Directors determined that ownership of LEM was inconsistent with our margin improvement strategies which include sourcing a portion of our product purchases from other lower cost and high quality suppliers. Additionally, owning and operating a manufacturing facility imposed an unnecessary distraction for management, included significant fixed overhead and operating expenses, and used other Company resources. Therefore, on December 31, 2010, we completed the sale of 90% of its equity interest in LEM to two LEM employees and two third-party suppliers of LEM (“Purchasers”) in exchange for approximately $20,000. In addition, LEM secured the release of our guarantee of certain of LEM’s obligations to a third party and LEM agreed to indemnify us against any liability in connection with such guarantee. The purchase price and the other terms of the transaction were determined through arms-length negotiations between us and the Purchasers on the basis of the parties’ view of the fair value of LEM. We continue to hold a 10% equity interest in LEM. LEM was, is currently and is expected to continue to be one of our manufacturers of sports eye glasses. The sale was pursuant to the Master Agreement between us, our wholly owned subsidiary, O21 Europe, and the Purchasers entered into on December 16, 2010. The Master Agreement provides that we will purchase a minimum amount of certain goods or services from LEM during the years ending December 31, 2011 and 2012, subject to the continued employment by LEM of the two employees that were a part of the Purchasers.

The minimum purchase amount for the year ending December 31, 2011 is €3,717,617. Converted into United States dollars at the spot exchange rates in effect at June 30, 2011 and December 31, 2010, and taking into account purchases made through June 30, 2011, the remaining minimum purchase amount converted to US$ was US$2,784,383 and US$4,968,595 as of June 30, 2011 and December 31, 2010, respectively. The minimum purchase amount for the year ended December 31, 2012 is €1,858,808. Converted into United States dollars, the minimum purchase amount was US$2,675,011 and US$2,484,297 as of June 30, 2011 and December 31, 2010, respectively. In the event the Company does not meet the minimum purchase amounts indicated above, the Company has the obligation to pay LEM in cash an amount equal to €0.37 for each Euro of goods and/or services of the minimum purchase amounts not purchased by the Company prior to December 31, 2011. The Company has non-cancellable open purchase orders to LEM of approximately €738,000 (US$1,062,056) as of June 30, 2011, from which it anticipates delivery prior to December 31, 2011.

Due to the minimum purchase commitments, the Company believes that there will be significant cash flows to LEM for the two years, subsequent to the December 31 2010 date of sale, and in accordance with applicable accounting guidance, the Company has included the results of operations of LEM in the Consolidated Statement of Operations during 2010 and not as a discontinued operation. The Company has deconsolidated LEM from its Consolidated Balance Sheet as of December 31, 2010 and has recognized a loss of $1.4 million on the transaction during the year ended December 31, 2010, as calculated below.

(Thousands)
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

The following unaudited pro forma condensed consolidated financial statement of operations for the three months ended June 30, 2010 has been presented as if the deconsolidation of LEM had occurred on April 1, 2010.

	Unaudited Three Months Ended June 30, 2010 (1)	Unaudited Pro Forma Adjustments (2)	Unaudited Pro Forma Results (3)
Net sales	$9,528	$(1,112)	$8,416
Cost of sales	4,018	(225)	3,793

Gross profit (loss)	5,510	(887)	4,623
Operating expenses:
Sales and marketing	2,279	(60)	2,219
General and administrative	1,893	(367)	1,526
Shipping and warehousing	289	(145)	144
Research and development	431	(207)	224

Total operating expenses	4,892	(779)	4,113

Loss from operations	618	(108)	510
Other income (expense):
Interest expense	(152)	26	(126)
Foreign currency transaction gain	(75)	5	(70)
Other expense	64	(12)	52
Loss on deconsolidation of LEM	—	(1,292)	(1,292)

Total other income (expense)	(163)	(1,273)	(1,436)

Income (loss) before provision (benefit) for income taxes	455	(1,381)	(926)
Income tax provision (benefit)	47	(48)	(1)

Net income (loss)	$408	$(1,333)	$(925)

(1)	Represents the Company’s actual (as reported) consolidated results of operations for the three months ended June 30, 2010.
(2)	Represents LEM’s results of operations for the three months ended June 30, 2010 and intercompany eliminations. These pro forma adjustments include (i) sales, cost of sales and gross profit associated with LEM’s sales to third parties (ii) intercompany eliminations to adjust LEM’s gross profit associated with the products produced by LEM for other subsidiaries of the Company and which were sold by the Company’s other subsidiaries to third parties during the period presented, and (iii) operating and other expenses incurred by LEM. Also includes the adjustment for the loss on sale of 90% of LEM as if it had occurred on April 1, 2010. This information is provided to show the effect of the elimination of LEM’s operations from the Company’s business.
(3)	Represents the pro forma consolidated results of operations of the Company and its remaining wholly owned subsidiaries, O21NA and O21 Europe, for the three months ended June 30, 2010. As noted above, this table assumes an effective date of April 1, 2010 for the deconsolidation of LEM. Accordingly, while the results of LEM for the three months ended June 30, 2010 would be eliminated, the recording of the deconsolidation would result in a loss of $1.3 million on April 1, 2010, which would result in this $1.3 million loss being recorded for the three months ended June 30, 2010.

The following unaudited pro forma condensed consolidated financial statement of operations for the six months ended June 30, 2010 has been presented as if the deconsolidation of LEM had occurred on January 1, 2010.

	Unaudited Six Months Ended June 30, 2010 (1)	Unaudited Pro Forma Adjustments (2)	Unaudited Pro Forma Results (3)
Net sales	$17,796	$(2,025)	$15,771
Cost of sales	8,565	(287)	8,278

Gross profit (loss)	9,231	(1,738)	7,493
Operating expenses:
Sales and marketing	4,269	(142)	4,127
General and administrative	3,855	(664)	3,191
Shipping and warehousing	567	(286)	281
Research and development	811	(433)	378

Total operating expenses	9,502	(1,525)	7,977

Loss from operations	(271)	(213)	(484)
Other income (expense):
Interest expense	(237)	63	(174)
Foreign currency transaction gain	(9)	8	(1)
Other expense	64	(12)	52
Loss on deconsolidation of LEM	—	(1,170)	(1,170)

Total other income (expense)	(182)	(1,111)	(1,293)

Income (loss) before provision (benefit) for income taxes	(453)	(1,324)	(1,777)
Income tax provision (benefit)	76	(83)	(7)

Net income (loss)	$(529)	$(1,241)	$(1,770)

(1)	Represents the Company’s actual (as reported) consolidated results of operations for the six months ended June 30, 2010.
(2)	Represents LEM’s results of operations for the six months ended June 30, 2010 and intercompany eliminations. These pro forma adjustments include (i) sales, cost of sales and gross profit associated with LEM’s sales to third parties (ii) intercompany eliminations to adjust LEM’s gross profit associated with the products produced by LEM for other subsidiaries of the Company and which were sold by the Company’s other subsidiaries to third parties during the period presented, and (iii) operating and other expenses incurred by LEM. Also includes the adjustment for the loss on sale of 90% of LEM as if it had occurred on January 1, 2010. This information is provided to show the effect of the elimination of LEM’s operations from the Company’s business.
(3)	Represents the pro forma consolidated results of operations of the Company and its remaining wholly owned subsidiaries, O21NA and O21 Europe, for the six months ended June 30, 2010. As noted above, this table assumes an effective date of January 1, 2010 for the deconsolidation of LEM. Accordingly, while the results of LEM for the six months ended June 30, 2010 would be eliminated, the recording of the deconsolidation would result in a loss of $1.2 million on January 1, 2010, which would result in this $1.2 million loss being recorded for the six months ended June 30, 2010.

Results of Operations

Note Regarding Pro Forma Information in Period Over Period Comparisons

In our period over period comparisons presented in the analysis below, we have included data and discussion regarding (i) our financial results as reported in our consolidated financial statements (which includes the operating results of LEM for the quarter and six months ended June 30, 2010 but not for the quarter and six months ended June 30, 2011) and (ii) our financial results that excludes the operating results of LEM for the quarter and six months ended June 30, 2010 (which corresponds to the pro forma information presented in footnote 1 to our financial statements on page 8 and in our Management Discussion and Analysis on page 23). References below to “pro forma” information refer to the financial data excluding the operating results for LEM for the quarter and six months ended June 30, 2010 that corresponds to the pro forma financial information presented on pages 8 and 23. Please also see pages 7 and 22 for an explanation of the deconsolidation of LEM and the related accounting. We believe presentation of the pro forma financial data (which is required to be presented in footnotes to the consolidated financial statements) is useful to understand how the Company has performed in the most recent operating periods compared to the Company’s performance as if LEM were not included in its operating results for the quarter and six months ended June 30, 2010.

Three Months Ended June 30, 2011 and 2010

Net Sales

Consolidated net sales decreased by $0.5 million (6%) to $9.0 million for the three months ended June 30, 2011 from $9.5 million for the three months ended June 30, 2010, due to revenue included from the sales of product LEM manufactured for third parties during the three months ended June 30, 2010.

On a pro forma basis, consolidated net sales during the three months ended June 30, 2010 were $8.4 million, which excludes sales attributable to LEM of $1.1 million during that period. On a pro forma basis, consolidated net sales increased by $0.6 million to $9.0 million (7%) for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. Closeout sales decreased approximately $0.1 million while sales of core Spy® and licensed products in North America and International increased by $0.7 million during the three months ended June 30, 2011 compared to June 30, 2010. Sales of our licensed brands included in North America and International remained modest during the three months ended June 30, 2011, but did contribute to our overall sales growth on a pro forma basis since there were relatively insignificant sales during the three months ended June 30, 2010.

Sunglass sales represented approximately 91% and 90% of net sales during the three months ended June 30, 2011 and 2010, respectively. Goggle sales represented approximately 8% and 9% of net sales during each of the three months ended June 30, 2011 and 2010, respectively. Apparel and accessories represented approximately less than 1% of net sales during each of the three months ended June 30, 2011 and 2010, respectively. Domestic net sales represented 90% and 81% of total net sales for the three months ended June 30, 2011 and 2010, respectively. Foreign net sales represented 10% and 19% of total net sales for the three months ended June 30, 2011 and 2010, respectively, due to the deconsolidation of LEM. The Company experienced sales growth in North America and internationally (excluding the impact of the LEM deconsolidation).

Cost of Sales and Gross Profit

Our consolidated gross profit decreased by $0.6 million (11%) to $4.9 million for the three months ended June 30, 2011 from $5.5 million for the three months ended June 30, 2010, primarily due to the sale of LEM on December 31, 2010. On a pro forma basis (excluding LEM 2010 gross profit of $0.9 million, which amount includes related intercompany gross profit eliminations), gross profit increased by $0.3 million (6%) to $4.9 million for the three months ended June 30, 2011 from $4.6 million for the three months ended June 30, 2010, consistent with the sales growth rate during the three months ended June 30, 2011 compared to June 30, 2010.

Gross profit, as a percentage of net sales, decreased to 54% for the three months ended June 30, 2011 from 58% for the three months ended June 30, 2010, primarily due to the sale of LEM on December 31, 2010. On a pro forma basis, gross profit as a percentage of net sales was 55% for the three months ended June 30, 2010 compared to 54% for the three months ended June 30, 2011. The 1 percentage point decrease in our gross margin percent on a pro forma basis was primarily due to (i) increased inventory reserves primarily of the Melodies by MJB™ eyewear brand, and (ii) the impact of modest changes in customer and product mix during the three months ended June 30, 2011. These decreases were partially offset by the positive effect on gross profit of selling inventory during the three months ended June 30, 2011 that was originally purchased in 2010 at historical manufacturing cost and is being sold on a FIFO basis prior to generally higher cost purchases made from LEM during 2011.

Sales and Marketing Expense

Sales and marketing expense increased by $0.3 million (16%) to $2.6 million for the three months ended June 30, 2011 from $2.3 million for the three months ended June 30, 2010. Sales and marketing expense included $0.1 million related to LEM during the three months ended June 30, 2010 such that sales and marketing expense was $2.2 million on a pro forma basis or an increase of $0.4 million when compared to the three months ended June 30, 2011. The $0.4 million increase on a pro forma basis included: (i) a $0.2 million increase in marketing related expenses primarily for additions in headcount, and (ii) a $0.2 million increase in sales incentives and commissions associated with the sales growth.

General and Administrative Expense

General and administrative expense increased by $0.7 million (38%) to $2.6 million for the three months ended June 30, 2011 from $1.9 million for the three months ended June 30, 2010. General and administrative expense included $0.4 million related to LEM during the three months ended June 30, 2010, such that general and administrative expense was $1.5 million on a pro forma basis or an increase of $1.1 million when compared to the three months ended June 30, 2011. The increase was largely due to the restructuring of our management in April 2011 and related costs during the three months ended June 30, 2011. The $1.1 million increase on a pro forma basis included: (i) a $0.5 million increase in severance costs, (ii) a $0.3 million increase in stock based compensation due to the Regent Pacific warrant and stock option modifications, (iii) a $0.2 million increase in legal costs primarily associated with the restructuring of management and related corporate affairs, and (iv) $0.1 million of other costs.

Shipping and Warehousing Expense

Shipping and warehousing expense decreased by $0.1 million (48%) to $0.2 million for the three months ended June 30, 2011 from $0.3 million for the three months ended June 30, 2010. This decrease was primarily due to the sale of LEM which had $0.1 million of shipping and warehousing expenses during the three months ended June 30, 2010.

Research and Development Expense

Research and development expense decreased by $0.2 million (63%) to $0.2 million for the three months ended June 30, 2011 from $0.4 million for the three months ended June 30, 2010 primarily due to the sale of LEM which had $0.2 million of research and development expenses during the three months ended June 30, 2010.

Other Operating Expense

Other operating expense was $2.0 million for the three months ended June 30, 2011 and none during the three months ended June 30, 2010. The increase is substantially all associated with the costs associated with the decision during the three months ended June 30, 2011 that the future cash flow from the sale of the O’Neill™ and Melodies by MJB™ eyewear products would be insufficient to cover the net present value of the remaining royalty obligations. This decision resulted in an additional $1.9 million in operating expenses during the three months ended June 30, 2011.

Other Net Expense

Other net expense was $0.3 million for the three months ended June 30, 2011 compared to $0.2 million for the three months ended June 30, 2010. The difference was primarily due to increased indebtedness during the three months ended June 30, 2011.

Income Tax Provision

The income tax expense for the three months ended June 30, 2011 and 2010 was $3,000 and $47,000, respectively, and is mainly comprised of minimum taxes due in Italy. We have recorded a full valuation allowance for deferred tax assets both in the U.S. and in Italy at June 30, 2011 and June 30, 2010, respectively. The change in income taxes was primarily due to the income before income tax expense incurred during the three months ended June 30, 2010 at LEM compared to the loss before income tax expense for the three months ended June 30, 2011.

Net Income (Loss)

A net loss of $3.0 million was realized for the three months ended June 30, 2011 compared to a net income of $0.4 million for the three months ended June 30, 2010. The 2011 loss included other operating expense of $2.0 million primarily related to the costs associated with the decision during the three months ended June 30, 2011 that the cash flow from the sale of the O’Neill™ and Melodies by MJB™ eyewear brands would be insufficient to cover the net present value due to the remaining royalty obligations. This decision resulted in a $1.9 million charge to operations during the three months ended June 30, 2011.

Six Months Ended June 30, 2011 and 2010

Net Sales

Consolidated net sales decreased by $2.1 million (12%) to $15.7 million for the six months ended June 30, 2011 from $17.8 million for the six months ended June 30, 2010, which is substantially all due to $2.0 million of revenue included from sales of product LEM manufactured for third parties during the six months ended June 30, 2010.

On a pro forma basis, consolidated net sales during the six months ended June 30, 2010 were $15.8 million, which excludes sales attributable to LEM of $2.0 million during that period. On a pro forma basis, consolidated net sales decreased by $0.1 million (1%) to $15.7 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Closeout sales decreased approximately $0.4 million while sales of our core Spy® and licensed products in North America and International were up $0.5 million during the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The sales decline of Spy® products during the three months ended March 31, 2011 compared to March 31, 2010 was almost entirely offset on a year to date basis by the sales increase during the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Sales of our licensed brands included in North America and International remained modest during the six months ended June 30, 2011, but did have a positive impact on our sales trends on a pro forma basis since such sales were relatively insignificant during the six months ended June 30, 2010.

Sunglass sales represented approximately 89% and 85% of net sales during the six months ended June 30, 2011 and 2010, respectively. Goggle sales represented approximately 11% and 14% of net sales during the six months ended June 30, 2011 and 2010, respectively. Apparel and accessories represented approximately less than 1% of net sales during each of the six months ended June 30, 2011 and 2010. Domestic net sales represented 91% and 80% of total net sales for the six months ended June 30, 2011 and 2010, respectively. Foreign net sales represented 9% and 20% of total net sales for the six months ended June 30, 2011 and 2010, respectively, primarily due to the deconsolidation of LEM. We experienced a slight decrease in domestic sales and a slight increase in international sales (excluding the impact of the LEM deconsolidation).

Cost of Sales and Gross Profit

Our consolidated gross profit decreased by $0.9 million (10%) to $8.3 million for the six months ended June 30, 2011 from $9.2 million for the six months ended June 30, 2010, primarily due to the sale of LEM on December 31, 2010. On a pro forma basis (excluding LEM 2010 gross profit of $1.7 million, which amount includes intercompany gross profit eliminations), gross profit increased by $0.8 million (10%) to $8.3 million for the six months ended June 30, 2011 from $7.5 million for the six months ended June 30, 2010.

Gross profit, as a percentage of net sales, increased to 53% for the six months ended June 30, 2011 from 52% for the six months ended June 30, 2010. On a pro forma basis, gross profit as a percentage of net sales was 48% for the six months ended June 30, 2010 compared to 53% for the six months ended June 30, 2011. The 5 percentage point increase in our gross margin percent on a pro forma basis was primarily due to (i) favorable changes in customer and product mix, (ii) the positive effect on gross profit of selling inventory during the six months ended June 30, 2011 that was originally purchased in 2010 at historical manufacturing cost and is being sold on a FIFO basis prior to generally higher cost purchases made from LEM during 2011, and partially offset by (iii) the negative impact of increased inventory reserves of the O’Neill™ and Melodies by MJB™ eyewear brands in 2011.

Sales and Marketing Expense

Sales and marketing expense increased by $1.1 million (27%) to $5.4 million for the six months ended June 30, 2011 from $4.3 million for the six months ended June 30, 2010. Sales and marketing expense included $0.2 million related to LEM during the six months ended June 30, 2010 such that sales and marketing expense would have been $4.1 million on a pro forma basis or an increase of $1.3 million when compared to the six months ended June 30, 2011. The $1.3 million increase on a pro forma basis included: (i) a $0.3 million increase in marketing related expenses primarily for additions in headcount, (ii) a $0.2 million increase in sales incentives and commissions associated with the pro forma sales growth during the three months ended June 30, 2011, (iii) a $0.4 million increase in royalties associated with the O’Neill™ and Melodies by MJB™ eyewear products and athletes, and (iv) a $0.4 million increase in advertising, public relations, marketing events, and related marketing costs.

General and Administrative Expense

General and administrative expense increased by $0.4 million (11%) to $4.3 million for the six months ended June 30, 2011 from $3.9 million for the six months ended June 30, 2010. General and administrative expense included $0.7 million related to LEM during the six months ended June 30, 2010, such that general and administrative expense would have been $3.2 million on a pro forma basis or an increase of $1.1 million when compared to the six months ended June 30, 2011. The $1.1 million increase on a pro forma basis was largely due to the restructuring of our management in April 2011 and related costs during the three months ended June 30, 2011. The $1.1 million increase on a pro forma basis included: (i) a $0.5 million increase in severance costs, (ii) a $0.3 million increase in stock based compensation due to the Regent Pacific warrant and stock option modifications, and (iii) a $0.3 million increase in legal costs primarily associated with the restructuring of management and related corporate affairs.

Shipping and Warehousing Expense

Shipping and warehousing expense decreased by $0.3 million (49%) to $0.3 million for the six months ended June 30, 2011 from $0.6 million for the six months ended June 30, 2010 due to the sale of LEM, which had $0.3 million of shipping and warehousing expenses during the six months ended June 30, 2010.

Research and Development Expense

Research and development expense decreased by $0.5 million (61%) to $0.3 million for the six months ended June 30, 2011 from $0.8 million for the six months ended June 30, 2010 primarily due to (i) the sale of LEM which had $0.4 million of research and development expenses during the six months ended June 30, 2010 and (ii) a decrease in R&D activity associated with the spending related to O’Neill™ and Melodies by MJB™ eyewear brands during the six months ended June 30, 2011

Other Operating Expense

Other operating expense was $2.0 million for the six months ended June 30, 2011 and none during the six months ended June 30, 2010. The increase is substantially all due to the decision during the three months ended June 30, 2011 that the cash flow from the sale of the O’Neill™ and Melodies by MJB™ eyewear brands would be insufficient to cover the net present value due to the remaining royalty obligations. This decision resulted in an additional $1.9 million in operating expenses during the six months ended June 30, 2011.

Other Net Expense

Other net expense was $0.5 million for the six months ended June 30, 2011 compared to other net expense of $0.2 for the six months ended June 30, 2010. The difference was primarily due to increased interest expense as a result of our increased indebtedness during the six months ended June 30, 2011.

Income Tax Provision

The income tax expense for the six months ended June 30, 2011 and 2010 was $6,000 and $76,000, respectively, and is mainly comprised of minimum taxes due in Italy. We have recorded a full valuation allowance for deferred tax assets both in the U.S. and in Italy at June 30, 2011 and June 30, 2010, respectively.

Net Income (Loss)

A net loss of $4.5 million was incurred for the six months ended June 30, 2011 compared to a net loss of $0.5 million for the six months ended June 30, 2010.

Liquidity and Capital Resources

We finance our working capital needs and capital expenditures through a combination of operating cash flows and bank revolving lines of credit supplied by banks in the U.S. and in Italy, but have also required debt and equity financing because cash used by operations has been substantial due to ongoing losses and other factors, including higher than anticipated inventory levels. During 2010, we borrowed $7.0 million from our largest shareholder, Costa Brava Partnership III, L.P., entered into capital leases for certain long-term asset purchases, and issued other long-term debt to supplement our lines of credit. In February 2011, we raised $1.2 million from the sale of shares of our common stock. In June 2011, we entered into a $6.0 million line of credit with Costa Brava and had borrowed $2.5 million as of June 30, 2011. As of June 30, 2011, we had a total of $11.1 million in debt under lines of credit, capital leases and notes payable. We recorded approximately $0.6 million in interest expense during the six months ended June 30, 2011. Cash on hand at June 30, 2011 was $0.7 million.

Cash Flow Activities

Cash Used in Operating Activities. Cash used in operating activities consists primarily of net loss or loss adjusted for certain non-cash items, including depreciation, amortization, deferred income taxes, provision for bad debts, share-based compensation expense, other operating expense and the effect of changes in working capital and other activities.

Cash used in operating activities for the six months ended June 30, 2011 was $2.3 million, which consisted of a net loss of $4.5 million, adjustments for non-cash items of approximately $3.1 million and approximately $0.9 million used in working capital and other activities. Included in the net loss is $2.0 million of other operating expense primarily related to the decision that the future cash flows from the sale of the O’Neill™ and Melodies by MJB™ eyewear brands would be insufficient to cover the net present value of the remaining minimum royalties. Working capital and other activities includes a $1.3 million increase in accounts receivable due to increased sales and timing of cash receipts combined with a $0.1 million decrease in accounts payable and accrued expenses reductions, offset by a $0.4 million reduction in net inventories.

Cash used in operating activities for the six months ended June 30, 2010 was $2.9 million, which consisted of a net loss of $0.5 million, adjustments for non-cash items of approximately $1.2 million and approximately $3.6 million used in working capital and other activities. Working capital and other activities includes a $1.7 million increase primarily due to purchasing inventory in anticipation of sales growth that did not occur. Accounts receivable included an increase of $1.0 million due to increased sales and timing of cash receipts and a $0.8 million decrease in accounts payable and accrued liabilities due to timing of invoices received and payments.

Cash Used in Investing Activities. Cash used in investing activities during the six months ended June 30, 2011 was $0.1 million and was primarily attributable to the purchase of property and equipment.

Cash used in investing activities during the six months ended June 30, 2010 was $0.3 million and was attributable to the purchase of fixed assets at LEM (including plant equipment, vehicles, computer and software equipment, leasehold improvements and molds), purchases at Orange 21 Europe (including computer software and point-of-purchase displays), and purchases at Orange 21 North America (including molds, a vehicle and computer hardware and software).

Cash Provided by Financing Activities. Cash provided by financing activities for the six months ended June 30, 2011 was $2.9 million and was primarily attributable to $2.5 million in proceeds received from the issuance of a promissory note to shareholder Costa Brava Partnership III, L.P., $1.1 million in proceeds received from the sale of common stock to Harlingwood (Alpha), LLC and $0.1 million in proceeds received from the exercise of stock options, offset by $0.9 million in net repayments on our lines of credit.

Cash provided by financing activities for the six months ended June 30, 2010 was $2.8 million and was attributable to $3.0 million in proceeds received from the issuance of a promissory note to shareholder Costa Brava Partnership III, L.P. and $0.1 million in net borrowings on our lines of credit, which were partly offset by $0.2 million for notes payable and capital lease principal payments.

Credit Facilities

San Paolo. We had a 0.6 million Euros line of credit in Italy with San Paolo IMI for LEM. Borrowing availability was based on eligible accounts receivable and export orders received at LEM. LEM was deconsolidated on December 31, 2010; therefore the balance in our Consolidated Balance Sheet is zero at June 30, 2011 and December 31, 2010.

Banca Popolare di Bergamo. We have two lines of credit with Banca Popolare di Bergamo in Italy for O21 Europe, one for a maximum of 150,000 Euros, subject to eligible accounts receivable, and one for 10,000 Euros. Both lines of credit are guaranteed by Eurofidi, a government-sponsored third party that guarantees debt, and expire on March 19, 2012.

The lines of credit balances at June 30, 2011 were zero. The lines of credit balances at December 31, 2010 were 124,000 Euros (US$166,000) and zero, respectively, and bear interest of 4.5%. Availability under these lines of credit at June 30, 2011 was 150,000 Euros (approximately US$216,000) and 10,000 Euros (approximately US$14,000), respectively.

BFI. On February 26, 2007, O21NA entered into a Loan and Security Agreement with BFI Business Finance (the “Loan Agreement”) with a maximum borrowing capacity of $5.0 million, which was subsequently modified on December 7, 2007 and February 12, 2008 to, among other things, extend the maximum borrowing capacity to $8.0 million. Effective April 30, 2010, the maximum borrowing capacity was reduced to $7.0 million for a reduction in inventory maximum advance levels. Actual borrowing availability under the Loan Agreement is based on eligible trade receivable and inventory levels of O21NA. Loans extended pursuant to the Loan Agreement bear interest at a rate per annum equal to the prime rate as reported in the Western Edition of The Wall Street Journal from time to time plus 2.5% with a minimum monthly interest charge of $2,000. O21NA granted BFI a security interest in substantially all of O21NA’s assets as security for its obligations under the Loan Agreement. Additionally, the obligations under the Loan Agreement are guaranteed by O21NA. The Loan Agreement renews annually in February for one additional year unless otherwise terminated by either O21NA or by BFI. The Loan Agreement renewed in February 2011 until February 2012.

The Loan Agreement imposes certain covenants on O21NA, including, but not limited to, covenants requiring O21NA to provide certain periodic reports to BFI, inform BFI of certain changes in the business, refrain from incurring additional debt in excess of $100,000 and refrain from paying dividends. Further, the Loan Agreement provides that BFI may declare O21NA in default if O21NA experiences a material adverse change in its business or financial condition or if BFI determines that O21NA’s ability to perform under the Loan Agreement is materially impaired. BFI’s prior consent, which shall not be unreasonably withheld, is required in the event that O21NA seeks additional debt financing, including debt financing subordinate to BFI. O21NA also established a bank account in BFI’s name into which collections on accounts receivable and other collateral are deposited (the “Collateral Account”). Pursuant to the deposit control account agreement between O21NA and BFI with respect to the Collateral Account, BFI is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to O21NA any amounts remaining after payment of all amounts due under the Loan Agreement. O21NA was in compliance with the covenants under the Loan Agreement at June 30, 2011.

At June 30, 2011 and December 31, 2010, there were outstanding borrowings of $1.4 million and $2.1 million, respectively, under the Loan Agreement. At June 30, 2011, the remaining availability under this line was $2.7 million and the interest rate was 5.84%.

Costa Brava. In December 2010, O21NA borrowed $7.0 million under a promissory note due December 31, 2012 to Costa Brava Partnership III, L.P. (“Costa Brava”), an entity that beneficially owned at June 30, 2011 approximately 45.9% of the Company’s common stock (or 49.9% on an as converted basis assuming conversion of $2,250,000 of the promissory note in accordance with its terms). The entire $7.0 million of such promissory note principal remains outstanding as of June 30, 2011. The Chairman of our Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava. The promissory note replaced the $3.0 million, $1.0 million and $1.0 million promissory notes issued by O21NA to Costa Brava in March 2010, October 2010 and November 2010, respectively, as well as provided for an additional $2.0 million in new loan proceeds. The promissory note was accounted for as a modification of debt. The promissory note is subordinated to the Loan Agreement with BFI pursuant to the terms of a debt subordination agreement dated March 23, 2010 and amended on October 4, 2010, October 29, 2010 and December 20, 2010, by and between Costa Brava and BFI.

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

The terms and conditions of the $7.0 million promissory note are similar to those of the $3.0 million, $1.0 million and $1.0 million promissory notes. Interest on the $7.0 million promissory note accrues daily at the following rates from the date of issuance of the promissory note: (i) 9% per annum payable on the last day of each calendar month and (ii) 3% per annum payable on the maturity date. In addition, the promissory note required that O21NA pay facility fees of $41,600 upon funding of the promissory note and 1% of the original principal amount on each of December 31, 2011 and on the maturity date, December 31, 2012. During the term of the promissory note, Costa Brava may, at its discretion, convert up to $2,250,000 of the principal amount of the promissory note into shares of our common stock at a conversion price of $2.25 per share. The terms of the promissory note also include customary representations and warranties, as well as reporting and financial covenants, customary for financings of this type. O21NA was in compliance with the covenants under the promissory note at June 30, 2011.

In June 2011, O21NA entered into a $6.0 million line of credit commitment with Costa Brava and had outstanding borrowings thereunder evidenced by a promissory note in the amount of $2.5 million as of June 30, 2011. Interest on the outstanding borrowings under the $6.0 million line of credit accrues daily at a rate equal to 12% per annum. In addition, the line of credit requires that O21NA pay a facility fee on each of June 21, 2012, June 21, 2013 and on the maturity date, calculated as the lesser of (i) 1% of the average daily outstanding principal amount owed under the note for the 365 day period ending on June 21, 2012, 2013 and 2014 or (ii) $60,000. The outstanding debt under the line of credit mature on June 21, 2014. The $6.0 million line of credit requires monthly and periodic interest payments. The promissory note is subordinated to the amounts borrowed by O21NA from BFI, pursuant to the terms of a Debt Subordination Agreement, dated March 23, 2010 and amended on October 4, 2010, October 29, 2010, December 20, 2010 and June 11, 2011, by and between Costa Brava and BFI. The terms of the promissory note also include customary representations and warranties, as well as reporting and financial covenants, customary for financings of this type. O21NA was in compliance with the covenants under the promissory note at June 30, 2011.

The total outstanding borrowings under all Costa Brava promissory notes at June 30, 2011 aggregated $9.5 million.

Capital Requirements

We incurred significant negative cash flow from operations and net losses during the year ended December 31, 2010 and the six months ended June 30, 2011 and June 30, 2010. In addition to our net losses during those respective periods, we had significant working capital requirements because, among other reasons, (i) we purchased inventory in anticipation of sales growth that did not occur and (ii) we were subject to minimum purchase commitments and/or made non-cancellable purchase orders pursuant to our agreements with LEM and its other suppliers, which we were unable to adjust when sales did not meet anticipated levels. Although we experienced sales growth during the three months ended June 30, 2011 (excluding $1.1 million in LEM sales due to the sale of LEM on December 31, 2010), we did not achieve our anticipated net sales during the three months ended March 31, 2011. Further, our sales were essentially flat in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 (excluding the impact of LEM sales of $2.0 million). We anticipate that we will continue to have significant working capital requirements and higher than desired levels of inventory for the foreseeable future, in part because of ongoing minimum purchase requirements, previously placed non-cancellable purchase orders with our suppliers and the level of our anticipated sales.

We rely on our credit lines with BFI, Banca Popolare di Bergamo and Costa Brava in addition to the $7.0 million Costa Brava loan. BFI may, however, reduce O21NA’s borrowing availability in certain circumstances, including, without limitation, if in its reasonable business judgment, O21NA’s creditworthiness, sales or the liquidation value of O21NA’s inventory have declined materially. Further, the BFI Loan Agreement provides that BFI may declare O21NA in default if O21NA experiences a material adverse change in its business or financial condition or if BFI determines that O21NA’s ability to perform under the Loan Agreement is materially impaired.

We anticipate that we will need additional capital during the next twelve months to support our planned operations, and intend to borrow more on its lines of credit from Costa Brava and BFI, provided they remain available and on terms acceptable to us. If we are able to achieve some or a combination of the following factors: (i) anticipated net sales growth, (ii) improve our working capital management, (iii) decrease our current and anticipated inventory to lower levels and/or (iv) improve or maintain management of our operating expenses, we believe that we should have sufficient cash on hand and available loan facilities to enable us to meet our operating requirements for at least the next 12 months.

The level of our future capital requirements will depend on many factors, including some or a combination of the following: (i) our ability to grow and maintain net sales, (ii) our ability to significantly improve our management of working capital and/or (iii) maintain or reduce our expenses and expected capital expenditures. The continued perception of uncertainty in the world’s economy may adversely impact our access to capital through our credit lines and other sources. The current economic environment could also cause lenders and other counterparties who provide credit to us to breach their obligations to us, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under the our credit arrangements.

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

Off-balance sheet arrangements

We did not enter into any off-balance sheet arrangements during the six months ended June 30, 2011 and 2010, nor did we have any off-balance sheet arrangements outstanding at June 30, 2011 and December 31, 2010.

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

Generally, we extend credit to our customers after performing credit evaluations and do not require collateral. Our payment terms generally range from net-30 to net-90, depending on the country or whether we sell directly to retailers or to a distributor. Our distributors are typically set up as prepay accounts; however, credit may be extended to certain distributors, usually upon receipt of a letter of credit. Generally, our sales agreements with our customers, including distributors, do not provide for any rights of return or price protection. However, we do approve returns on a case-by-case basis in our sole discretion. We record an allowance for estimated returns when revenue is recorded based on historical data and make adjustments when we consider it necessary. The allowance for returns is calculated using a three step process that includes: (1) calculating an average of actual returns as a percentage of sales over a rolling twelve month period; (2) estimating the average time period between a sale and the return of the product (13.0 and 12.3 months at June 30, 2011 for O21NA and O21 Europe, respectively) and (3) estimating the value of the product returned. The reserve is calculated as the average return percentage times gross sales for the average return period less the estimated value of the product returned and adjustments are made as we consider necessary. The average return percentages at June 30, 2011, the range of the average return percentages over the past two years and the effect on the liability and net sales if the highest average percentage over the past years had been used at June 30, 2011 are shown below in our sensitivity analysis. Historically, actual returns have been within our expectations. If future returns are higher than our estimates, our earnings would be adversely affected.

	Sales Return Reserve Sensitivity Analysis
	(A)	(B)	(C)	(D)
	Average Returns % at June 30, 2011	Average Returns % Range during past two years	Increase (decrease) to the liability if highest average return rate in (B) were used	Increase (decrease) to net sales if highest average return rate in (B) were used
			(Thousands)	(Thousands)
O21NA:
Spy	5.4%	4.9% - 9.5%	$867	$(867)
O’Neill	1.5%	0% - 4.3%	13	(13)
Melodies by MJB	18.8%	0% - 24.3%	10	(10)
Margaritaville	1.9%	0% - 1.9%	$—	$—

O21 Europe:
Spy	1.9%	1.9% - 8.2%	$206	$(206)
O’Neill	1.3%	0% - 6.8%	$24	$(24)

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

Recently Issued Accounting Principles

There are no recently issued accounting principles subsequent to our disclosure in the Annual Report on Form 10-K which would have a significant impact on our Consolidated Financial Statements.

Item 4.	Controls and Procedures.

Disclosure Control and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2011, the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time frames specified by the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we may be party to lawsuits in the ordinary course of business. We are not currently a party to any material legal proceedings.

Item 1A.	Risk Factors.

The risk factors set forth below update the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. In addition to the risk factors below, you should carefully consider the other risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, any of which could also materially affect our business, financial position and results of operations.

The level of our future capital needs are uncertain and we may need to raise additional funds in the future which may not be available on acceptable terms or at all.

The level of our capital requirements will depend on many factors, including:

•	acceptance of and demand for our products;

•	the costs of developing and marketing new products;

•	our ability to better control inventory levels to correspond to product sales rates;

•	the extent to which we invest in new product development; and

•	costs associated with the growth of our business.

We have incurred significant losses and negative cash flow from operations, including during the six months ended June 30, 2011.

We anticipate that we will need additional capital during the next twelve months to support our planned operations, and intend to borrow more on its existing lines of credit from Costa Brava and BFI, provided they remain available and on terms acceptable to the Company. If we are able to achieve anticipated net sales, improve our working capital management, decrease our inventory to lower levels and improve management of our operating expenses, we believe that we should have sufficient cash on hand and available loan facilities to enable the Company to meet our operating requirements for at least the next 12 months.

The level of our future capital requirements will depend on many factors, including our ability to grow and maintain net sales and our ability to manage working capital, expenses and expected capital expenditures. The continued perception of uncertainty in the world’s economy may adversely impact our access to capital through our credit lines and other sources. The current economic environment could also cause lenders and other counterparties who provide credit to the us to breach their obligations to us, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under the our credit arrangements.

Item 6.	Exhibits.

See accompanying Exhibit Index included after the signature page to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orange 21 Inc.

Date: August 12, 2011	By	/s/ Michael D. Angel
Michael D. Angel
Interim Chief Financial Officer and Treasurer
(Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description of Document	Incorporation by Reference

3.1	Restated Certificate of Incorporation	Incorporated by reference to Form 10-Q filed November 16, 2009.

3.2	Amended and Restated Bylaws	Incorporated by reference to Form 10-Q filed August 13, 2009.

4.1	Warrant Agreement with Regent Pacific	Filed herewith.

10.1+	Retention Agreement with Regent Pacific Management Corporation	Incorporated by reference to Form 8-K filed April 15, 2011.

10.2+	Employment Agreement with Carol Montgomery	Incorporated by reference to Form 8-K filed April 15, 2011.

10.3+	Employment Agreement with Michael Marckx	Incorporated by reference to Form 8-K filed April 15, 2011.

10.4+	Change in Control Severance Agreement with Michael Marckx	Incorporated by reference to Form 8-K filed April 15, 2011.

10.5*	Amended and Restated License Agreement by and between the Company and Rose Colored Glasses LLC, dated July 18, 2011	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

+	Management contract or compensatory plan or arrangement.
#	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
*	The Company has requested confidential treatment for portions of this agreement. Accordingly, certain portions of this agreement have been omitted in the version filed with this report and such confidential portions have been filed with the Securities and Exchange Commission.