Form 10-Q/A
period 2011-06-30
Orange 21 Inc.
filed 2011-09-02
CIK 932372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 to Orange 21 Inc.’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 12, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

See accompanying Exhibit Index included after the signature page to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orange 21 Inc.

Date: September 1, 2011	By	/s/ Michael D. Angel
Michael D. Angel
Interim Chief Financial Officer and Treasurer
(Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description of Document	Incorporation by Reference

3.1	Restated Certificate of Incorporation	Incorporated by reference to Form 10-Q filed November 16, 2009.

3.2	Amended and Restated Bylaws	Incorporated by reference to Form 10-Q filed August 13, 2009.

4.1	Warrant Agreement with Regent Pacific	Incorporated by reference to Form 10-Q filed August 15, 2011.

10.1+	Retention Agreement with Regent Pacific Management Corporation	Incorporated by reference to Form 8-K filed April 15, 2011.

10.2+	Employment Agreement with Carol Montgomery	Incorporated by reference to Form 8-K filed April 15, 2011.

10.3+	Employment Agreement with Michael Marckx	Incorporated by reference to Form 8-K filed April 15, 2011.

10.4+	Change in Control Severance Agreement with Michael Marckx	Incorporated by reference to Form 8-K filed April 15, 2011.

10.5*	Amended and Restated License Agreement by and between the Company and Rose Colored Glasses LLC, dated July 18, 2011	Incorporated by reference to Form 10-Q filed August 15, 2011.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to Form 10-Q filed August 15, 2011.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to Form 10-Q filed August 15, 2011.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to Form 10-Q filed August 15, 2011.

101.INS	XBRL Instance Document	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.

*	The Company has requested confidential treatment for portions of this agreement. Accordingly, certain portions of this agreement have been omitted in the version filed with this report and such confidential portions have been filed with the Securities and Exchange Commission.

+	Management contract or compensatory plan or arrangement.
#	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.