Form 10-Q
period 2011-09-30
Orange 21 Inc.
filed 2011-11-14
CIK 932372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 7, 2011, there were 12,930,440 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include those described in Item 1A of Part II of this report under the caption “Risk Factors,” in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2010 under the caption “Risk Factors,” in Item 1A of Part II of our quarterly reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, as well as those discussed elsewhere in this report and such other reports. Readers are urged not to place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required by law, we undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

SpyOptic® and Spy® are the registered trademarks of Orange 21 Inc. and its subsidiaries. O’Neill®, Margaritaville®, Melodies by MJB® and other brands, names and trademarks contained in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands, except number of shares and per share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets
Cash	$498	$263
Accounts receivable, net	5,288	4,173
Inventories, net	7,894	8,902
Prepaid expenses and other current assets	505	618
Income taxes receivable	—	14

Total current assets	14,185	13,970
Property and equipment, net	742	957
Intangible assets, net of accumulated amortization of $674 and $631 at September 30, 2011 and December 31, 2010, respectively	78	122
Other long-term assets	52	50

Total assets	$15,057	$15,099

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Lines of credit	$2,496	$2,235
Current portion of capital leases	57	27
Current portion of notes payable	485	13
Accounts payable	2,290	1,693
Accrued expenses and other liabilities	3,314	3,007

Total current liabilities	8,642	6,975
Capitalized leases, less current portion	142	38
Notes payable, less current portion	51	61
Notes payable to stockholder	10,500	7,000

Total liabilities	19,335	14,074
Stockholders’ equity (deficit)
Preferred stock: par value $0.0001; 5,000,000 shares authorized; none issued	—	—
Common stock: par value $0.0001; 100,000,000 shares authorized; 12,930,440 and 11,980,934 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1	1
Additional paid-in-capital	43,187	40,972
Accumulated other comprehensive income	538	551
Accumulated deficit	(48,004)	(40,499)

Total stockholders’ equity (deficit)	(4,278)	1,025

Total liabilities and stockholders’ equity (deficit)	$15,057	$15,099

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Net sales	$9,186	$8,224	$24,875	$26,020
Cost of sales	5,941	4,353	13,334	12,918

Gross profit	3,245	3,871	11,541	13,102
Operating expenses:
Sales and marketing	3,421	2,268	8,863	6,537
General and administrative	1,972	1,812	6,247	5,667
Shipping and warehousing	164	235	454	802
Research and development	130	375	445	1,186
Other operating expense	—	—	1,952	—

Total operating expenses	5,687	4,690	17,961	14,192

Loss from operations	(2,442)	(819)	(6,420)	(1,090)
Other income (expense):
Interest expense	(413)	(160)	(964)	(397)
Foreign currency transaction (loss) gain	(81)	85	(68)	76
Other (expense) income	(27)	20	(26)	84

Total other expense	(521)	(55)	(1,058)	(237)

Loss before provision for income taxes	(2,963)	(874)	(7,478)	(1,327)
Income tax provision	21	58	27	134

Net loss	$(2,984)	$(932)	$(7,505)	$(1,461)

Net loss per share of Common Stock
Basic	$(0.23)	$(0.08)	$(0.59)	$(0.12)

Diluted	$(0.23)	$(0.08)	$(0.59)	$(0.12)

Shares used in computing net loss per share of Common Stock
Basic	12,888	11,961	12,675	11,948

Diluted	12,888	11,961	12,675	11,948

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE 21 INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
Operating Activities
Net loss	$(7,505)	$(1,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	419	1,040
Deferred income taxes	—	20
Share-based compensation	874	328
Provision for doubtful accounts	(2)	357
(Gain) loss on sale of property and equipment	—	24
Impairment of property and equipment	105	72
Other operating expense	1,952	—
Foreign currency transaction gain	(72)	—
Amortization of debt discount	14	—
Change in operating assets and liabilities:
Accounts receivable	(1,114)	397
Inventories, net	1,009	(3,376)
Prepaid expenses and other current assets	113	8
Other assets	(2)	(41)
Accounts payable	598	873
Accrued expenses and other liabilities	(1,049)	459
Income tax payable/receivable	—	110

Net cash used in operating activities	(4,660)	(1,190)
Investing Activities
Purchases of property and equipment	(178)	(567)
Proceeds from sale of property and equipment	9	20

Net cash used in investing activities	(169)	(547)
Financing Activities
Line of credit (repayments) borrowings, net	261	(1,073)
Principal payments on notes payable	(10)	(63)
Proceeds from issuance of notes payable to stockholder	3,500	3,000
Principal payments on capital leases	(29)	(280)
Proceeds from exercise of stock options	216	13
Proceeds from sale of common stock, net of issuance costs of $44 and $0 at September 30, 2011 and 2010, respectively	1,131	—

Net cash provided by financing activities	5,069	1,597
Effect of exchange rate changes on cash	(5)	196

Net increase in cash	235	56
Cash at beginning of period	263	654

Cash at end of period	$498	$710

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,193	$352
Income taxes	$2	$2
Summary of noncash financing and investing activities:
Acquisition of property and equipment through capital leases	$164	$210

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations for the year ending December 31, 2011. The consolidated financial statements contained in this Form 10-Q should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Deconsolidation of LEM

In January 2006, the Company acquired for $6.1 million all of the equity interest of LEM and consolidated it. During the fourth quarter of 2010, management and the Company’s Board of Directors determined that ownership of LEM was inconsistent with the Company’s margin improvement strategies which include sourcing a portion of its product purchases from other lower cost and high quality suppliers. Additionally, owning and operating a manufacturing facility imposed an unnecessary distraction for management, included significant fixed overhead and operating expenses, and used other Company resources. Therefore, on December 31, 2010, the Company completed the sale of 90% of its equity interest in LEM to two LEM employees and two third-party suppliers of LEM (“Purchasers”) in exchange for approximately US$20,000. In addition, LEM secured the release of the Company’s guarantee of certain of LEM’s obligations to a third party and LEM agreed to indemnify the Company against any liability in connection with such guarantee. The purchase price and the other terms of the transaction were determined through arms-length negotiations between the Company and the Purchasers on the basis of the parties’ view of the fair value of LEM. The Company continues to hold a 10% equity interest in LEM. LEM was, is currently and is expected to continue to be one of the Company’s manufacturers of sports eye glasses. The sale was pursuant to the Master Agreement between the Company, its wholly owned subsidiary, O21 Europe, and the Purchasers effective December 31, 2010. The Master Agreement provided that the Company will purchase a minimum amount of certain goods or services from LEM during the years ending December 31, 2011 and 2012, subject to the continued employment by LEM of the two employees that were a part of the Purchasers.

The Company, O21 Europe and the Purchasers executed a 1st Amendment to the Master Agreement (the “Amendment”) as of September 23, 2011. Under the terms of the Amendment, the annual minimum purchase amount for the year ending December 31, 2011 was reduced from €3,717,617 to €3,416,000, with the reduction of the annual minimum commitment substantially all attributable to the quarterly minimum commitments for the three month periods ended September 30, 2011 and December 31, 2011. Converted into United States dollars at the spot exchange rates in effect at September 30, 2011 and December 31, 2010, and taking into account purchases made through September 30, 2011, the remaining minimum purchase amount for 2011 converted to US$ was US$1,094,639 and US$4,968,595 as of September 30, 2011 and December 31, 2010, respectively. In addition, the minimum purchase amount for the year ended December 31, 2012 was increased slightly from €1,858,808 to €1,859,000 and the portion of the annual commitment for the six months ending June 30, 2012 was reduced from €930,000 to €620,000, and the portion of the annual commitment for the six months ending December 31, 2012 was increased from €929,000 to €1,239,000. Additionally, the annual 2012 minimum commitment is subject to a further downward adjustment by an amount equal to 50% of new products purchased from LEM (as defined in the Amendment), not to exceed €400,000. Converted into United States dollars at the spot exchange rates in effect at September 30, 2011 and December 31, 2010, the minimum purchase amount for 2012 was US$2,527,868 and US$2,484,297, respectively. Further, the Amendment establishes a new minimum purchase amount for the year ended December 31, 2013 of

€361,200 plus the amount, if any, by which the minimum purchase amount for 2012 was adjusted downward pursuant to the 2012 adjustment for new product purchases described above. Converted into United States dollars at the spot exchange rates in effect at September 30, 2011, the minimum purchase amount for the year ended December 31, 2013 was US$491,160 as of September 31, 2011.

In the event the Company does not meet the minimum purchase amounts indicated above, the Company has the obligation to pay LEM in cash an amount equal to €0.37 for each Euro of goods and/or services of the minimum purchase amounts not purchased by the Company during each quarter of each annual commitment period, subject to certain carryover provisions in the event that the Company’s purchases exceed its quarterly minimum in a previous quarter or quarters. During the three months ended September 30, 2011, the Company decided that it would not purchase approximately €334,000 of its minimum commitment for the three months ended September 30, 2011 and became obligated to pay LEM approximately €124,000, which was reflected as an accrued liability in the Company’s balance sheet at September 30, 2011. The Company has non-cancellable open purchase orders to LEM of approximately €338,000 (US$459,612) through September 30, 2011, from which it anticipates delivery prior to December 31, 2011.

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

The aggregate carrying amount of the cost method investment is $2,000 as of September 30, 2011 and December 31, 2010.

The following unaudited pro forma condensed consolidated financial statement of operations for the three months ended September 30, 2010 has been presented as if the deconsolidation of LEM had occurred on July 1, 2010 (in thousands).

	Unaudited Three Months Ended September 30, 2010 (1)	Unaudited Pro Forma Adjustments (2)	Unaudited Pro Forma Results (3)
Net sales	$8,224	$(1,314)	$6,910
Cost of Sales	4,353	(580)	3,773

Gross profit (loss)	3,871	(734)	3,137
Operating expenses:
Sales and marketing	2,268	(44)	2,224
General and administrative	1,812	(221)	1,591
Shipping and warehousing	235	(98)	137
Research and development	375	(170)	205

Total operating expenses	4,690	(533)	4,157

Loss from operations	(819)	(201)	(1,020)
Other income (expense):
Interest expense	(160)	32	(128)
Foreign currency transaction gain	85	(8)	77
Other expense	20	(5)	15
Loss on deconsolidation of LEM	—	(1,444)	(1,444)

Total other income (expense)	(55)	(1,425)	(1,480)

Income (loss) before provision (benefit) for income taxes	(874)	(1,626)	(2,500)
Income tax provision (benefit)	58	(49)	9

Net Loss	$(932)	$(1,577)	$(2,509)

(1)	Represents the Company’s actual (as reported) consolidated results of operations for the three months ended September 30, 2010.
(2)	Represents LEM’s results of operations for the three months ended September 30, 2010 and intercompany eliminations. These pro forma adjustments include (i) sales, cost of sales and gross profit associated with LEM’s sales to third parties, (ii) intercompany eliminations to adjust LEM’s gross profit associated with the products produced by LEM for other subsidiaries of the Company and which were sold by the Company’s other subsidiaries to third parties during the period presented, and (iii) operating and other expenses incurred by LEM. Also includes the adjustment for the loss on sale of 90% of LEM as if it had occurred on July 1, 2010. This information is provided to show the effect of the elimination of LEM’s operations from the Company’s business.
(3)	Represents the pro forma consolidated results of operations of the Company and its remaining wholly owned subsidiaries, O21NA and O21 Europe, for the three months ended September 30, 2010. As noted above, this table assumes an effective date of July 1, 2010 for the deconsolidation of LEM. Accordingly, while the results of LEM for the three months ended September 30, 2010 would be eliminated, the recording of the deconsolidation would result in a loss of $1.4 million on July 1, 2010, which would result in this $1.4 million loss being recorded for the three months ended September 30, 2010.

The following unaudited pro forma condensed consolidated financial statement of operations for the nine months ended September 30, 2010 has been presented as if the deconsolidation of LEM had occurred on January 1, 2010 (in thousands).

	Unaudited Nine Months Ended September 30, 2010 (1)	Unaudited Pro Forma Adjustments (2)	Unaudited Pro Forma Results (3)
Net sales	$26,020	$(3,339)	$22,681
Cost of Sales	12,918	(866)	12,052

Gross profit (loss)	13,102	(2,473)	10,629
Operating expenses:
Sales and marketing	6,537	(185)	6,352
General and administrative	5,667	(884)	4,783
Shipping and warehousing	802	(384)	418
Research and development	1,186	(603)	583

Total operating expenses	14,192	(2,056)	12,136

Loss from operations	(1,090)	(417)	(1,507)
Other income (expense):
Interest expense	(397)	94	(303)
Foreign currency transaction gain	76	—	76
Other expense	84	(16)	68
Loss on deconsolidation of LEM	—	(1,170)	(1,170)

Total other income (expense)	(237)	(1,092)	(1,329)

Income (loss) before provision (benefit) for income taxes	(1,327)	(1,509)	(2,836)
Income tax provision (benefit)	134	(132)	2

Net loss	$(1,461)	$(1,377)	$(2,838)

(1)	Represents the Company’s actual (as reported) consolidated results of operations for the nine months ended September 30, 2010.
(2)	Represents LEM’s results of operations for the nine months ended September 30, 2010 and intercompany eliminations. These pro forma adjustments include (i) sales, cost of sales and gross profit associated with LEM’s sales to third parties (ii) intercompany eliminations to adjust LEM’s gross profit associated with the products produced by LEM for other subsidiaries of the Company and which were sold by the Company’s other subsidiaries to third parties during the period presented, and (iii) operating and other expenses incurred by LEM. Also includes the adjustment for the loss on sale of 90% of LEM as if it had occurred on January 1, 2010. This information is provided to show the effect of the elimination of LEM’s operations from the Company’s business.
(3)	Represents the pro forma consolidated results of operations of the Company and its remaining wholly owned subsidiaries, O21NA and O21 Europe, for the nine months ended September 30, 2010. As noted above, this table assumes an effective date of January 1, 2010 for the deconsolidation of LEM. Accordingly, while the results of LEM for the nine months ended September 30, 2010 would be eliminated, the recording of the deconsolidation would result in a loss of $1.2 million on January 1, 2010, which would result in this $1.2 million loss being recorded for the nine months ended September 30, 2010.

Recent Financing Transactions

In December 2010, O21NA borrowed $7.0 million under a promissory note due December 31, 2012 to Costa Brava Partnership III, L.P. (“Costa Brava”), an entity that beneficially owned at September 30, 2011 approximately 48.2% of the Company’s common stock (or 52.0% on an as converted basis assuming conversion of $2,250,000 of the promissory note into common stock in accordance with its terms). The entire $7.0 million of such promissory note principal remains outstanding as of September 30, 2011. The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava. The promissory note replaced the $3.0 million, $1.0 million and $1.0 million promissory notes issued by O21NA to Costa Brava in March 2010, October 2010 and November 2010, respectively, as well as provided for an additional $2.0 million in new loan proceeds. Approximately $2.6 million of the proceeds from the March 2010 promissory note were used to prepay the then current balance on the Company’s revolving line of credit extended by BFI Business Finance to O21NA. The balance of the net proceeds from O21NA’s issuance of the March 2010 promissory note as well as the proceeds from the October 2010 and November 2010 promissory notes and the additional $2.0 million proceeds from the December 2010 promissory note to Costa Brava were used for working capital purposes. See also Notes 7 “Financing Arrangements” and 11 “Related Party Transactions” to the Consolidated Financial Statements. The $7.0 million promissory note requires monthly and periodic interest payments and the entire original principal amount remains outstanding as of September 30, 2011. The $7.0 million promissory note contains reporting and financial covenants, and cross default provisions, the breach of any of which could result in the full amount outstanding thereunder being immediately due and payable. The $7.0 million promissory note also requires Costa Brava’s consent with respect to certain financing transactions.

In February 2011, the Company sold 712,121 shares of its common stock to Harlingwood (Alpha), LLC in exchange for $1,174,999, or $1.65 per share.

In June 2011, O21NA entered into a promissory note evidencing a $6.0 million line of credit commitment with Costa Brava. As of September 30, 2011, O21NA had borrowed $3.5 million under this line of credit. Interest on outstanding borrowings accrues daily at a rate equal to 12% per annum. The line of credit requires monthly and periodic interest payments, and all amounts borrowed under this line of credit are due and payable on June 21, 2014. In addition, this line of credit requires that O21NA pay a facility fee on each of June 21, 2012, June 21, 2013 and on the maturity date, calculated as the lesser of (i) 1% of the average daily outstanding principal amount owed under the note for the 365 day period ending on June 21, 2012, 2013 and 2014 or (ii) $60,000. See also Notes 7 “Financing Arrangements” and 11 “Related Party Transactions” to the Consolidated Financial Statements. The promissory note evidencing this line of credit contains reporting and financial covenants, and cross default provisions, the breach of any of which could result in the full amount outstanding thereunder being immediately due and payable. This promissory note also requires Costa Brava’s consent with respect to certain financing transactions. In October 2011, O21NA borrowed an additional $1.0 million under this line of credit, resulting in a total principal amount outstanding of $4.5 million as of November 14, 2011.

Capital Requirements and Resources

The Company incurred significant negative cash flow from operations and net losses during the year ended December 31, 2010 and the nine months ended September 30, 2011 and 2010. In addition to its net losses during those respective periods, the Company had significant working capital requirements because, among other reasons, (i) the Company purchased inventory in anticipation of sales growth that did not occur and (ii) the Company was subject to minimum purchase commitments and made non-cancellable purchase orders pursuant to the Company’s agreements with LEM and its other suppliers, which the Company was unable to adjust when sales did not meet anticipated levels. Although the Company experienced sales growth during the three and nine months ended September 30, 2011 (excluding $1.3 million and $3.3 million in LEM sales, respectively, due to the sale of LEM on December 31, 2010), the Company anticipates that it will continue to require additional cash to finance its working capital requirements, to make higher investments in marketing and sales deemed necessary to achieve the desired business growth, and to pay the interest associated with its indebtedness.

The Company relies on its credit lines with BFI, Banca Popolare di Bergamo and Costa Brava and on the $7.0 million received under the Costa Brava promissory note in December 2010 (see Note 7 “Financing Arrangements”). BFI may, however, reduce O21NA’s borrowing availability in certain circumstances, including, without limitation, if in its reasonable business judgment, O21NA’s creditworthiness, sales or the liquidation value of O21NA’s inventory have declined materially. Further the BFI loan agreement provides that BFI may declare O21NA in default if O21NA experiences a material adverse change in its business or financial condition or if BFI determines that O21NA’s ability to perform under the loan agreement is materially impaired.

The Company anticipates that it will need additional capital during the next 12 months to support its planned operations, and intends both to borrow more on its existing lines of credit from Costa Brava and BFI, provided they remain available and on terms acceptable to the Company, and to, if necessary, raise additional capital through a combination of debt and/or equity financings.

However, the Company believes that it will have sufficient cash on hand available under credit facilities to enable the Company to meet its operating requirements for at least the next twelve months without having to raise additional capital if the Company is able to achieve some or a combination of the following factors: (i) achieve desired net sales growth, (ii) improve its management of working capital, (iii) decrease its current and anticipated inventory to lower levels, (iv) improve and maintain the desired level of sales and marketing increases included in the Company’s operating expenses intended to support its desired sales growth, and/or (v) achieve increases in the available portion of its credit facilities.

The level of the Company’s future capital requirements will depend on many factors, including some or a combination of the following: (i) its ability to grow its net sales, (ii) its ability to significantly improve its management of working capital, and/or (iii) manage expected expenses and capital expenditures. The continued perception of uncertainty in the world’s economy may adversely impact the Company’s access to capital through its credit lines and other sources. The current economic environment could also cause lenders and other counterparties who provide credit to the Company to breach their obligations to the Company, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under the Company’s credit arrangements.

The Company’s access to additional financing will depend on a variety of factors (many of which the Company has little or no control over) such as market conditions, the general availability of credit, the overall availability of credit to its industry, its credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of its long-term or short-term financial prospects. If future capital is not available or is not available on acceptable terms, the Company may not be able to fund its planned operations if the Company requires such capital, which could have an adverse effect on its business.

NASDAQ Deficiency

On September 16, 2009, the Company received a notice from NASDAQ indicating that, for the preceding 30 consecutive business days, the bid price of its common stock had closed below the $1.00 minimum bid price required for continued listing on the NASDAQ Capital Market under Marketplace Rule 5550(a)(2). Pursuant to Marketplace Rule 5810(c)(3)(A), the Company had 180 calendar days from the date of the notice, or until March 15, 2010, to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of the Company’s common stock had to be at or above $1.00 per share for a minimum of 10 consecutive business days, which was not achieved. On March 16, 2010, the Company received a letter from NASDAQ indicating that it had not regained compliance with the minimum bid price rule and was not eligible for an additional 180 day compliance period given that the Company did not meet the NASDAQ Capital Market initial listing standard set forth in Listing Rule 5505. Accordingly, the Company’s common stock was suspended from trading on the NASDAQ Capital Market on March 25, 2010 and is now quoted on the over-the-counter market.

2.	Recently Issued Accounting Principles

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220)—Presentation of Comprehensive Income (“ASU 2011-05”), which amends current comprehensive income guidance by eliminating the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company does not anticipate the adoption of ASU 2011-05 to have an impact on its results of operations, financial condition, or cash flows as the only requirement is a change in the format of the current presentation.

3.	Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options and warrants, upon vesting of restricted stock and upon conversion of up to $2,250,000 of the principal amount of the Costa Brava $7.0 million promissory note, using the treasury stock method. The following table lists the potentially dilutive equity instruments, each exercisable or convertible into one share of common stock, used in the calculation of diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Thousands)		(Thousands)
Weighted average common shares outstanding - basic	12,888	11,961	12,675	11,948
Assumed conversion of dilutive stock options, restricted stock, warrants and convertible debt	—	—	—	—

Weighted average common shares outstanding - dilutive	12,888	11,961	12,675	11,948

The following potentially dilutive instruments were not included in the diluted per share calculation for the periods presented as their inclusion would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
Shares Issuable through Exercise or Conversion of:	2011	2010	2011	2010
	(Thousands)		(Thousands)
Stock options	2,055	1,862	2,055	1,862
Warrants	244	—	244	—
Convertible debt	1,000	—	1,000	—

Total	3,299	1,862	3,299	1,862

4.	Comprehensive Income (Loss)

Comprehensive income (loss) represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive income (loss). Total comprehensive income (loss) for the three months ended September 30, 2011 and 2010 was approximately ($3.1 million) and ($0.7 million), respectively. Total comprehensive loss for the nine months ended September 30, 2011 and 2010 was approximately ($7.5 million) and ($1.5 million), respectively.

The components of accumulated other comprehensive income, net of tax, are as follows:

	September 30,	December 31,
	2011	2010
	(Thousands)
Equity adjustment from foreign currency translation	$368	$481
Unrealized gain on foreign currency exposure of net investment in foreign operations	170	70

Accumulated other comprehensive income	$538	$551

5.	Accounts Receivable

Accounts receivable consisted of the following:

	September 30, 2011	December 31, 2010
	(Thousands)
Trade receivables	$7,037	$6,072
Less allowance for doubtful accounts	(485)	(636)
Less allowance for returns	(1,264)	(1,263)

Accounts receivable, net	$5,288	$4,173

6.	Inventories

Inventories consisted of the following:

	September 30, 2011	December 31, 2010
	(Thousands)
Raw materials	$42	$11
Finished goods	7,852	8,891

Inventories, net	$7,894	$8,902

The Company’s balances are net of an allowance for obsolescence of approximately $1.4 million and $0.5 million at September 30, 2011 and December 31, 2010, respectively.

7.	Financing Arrangements

Credit Facilities – San Paolo

The Company had a €0.6 million line of credit in Italy with San Paolo IMI for LEM. Borrowing availability was based on eligible accounts receivable and export orders received at LEM. LEM was deconsolidated on December 31, 2010; therefore the balance in the Company’s Consolidated Balance Sheet is zero at September 30, 2011 and December 31, 2010. See Note 1 “Deconsolidation of LEM” to the Consolidated Financial Statements.

Credit Facilities – Banca Popolare di Bergamo

The Company has two lines of credit with Banca Popolare di Bergamo in Italy for O21 Europe, one for a maximum of €150,000, subject to eligible accounts receivable, and one for €10,000. Both lines of credit are guaranteed by Eurofidi, a government-sponsored third party that guarantees debt. Both lines of credit bear interest at a rate of 4.5% annum and expire on March 19, 2012. The lines of credit balances at September 30, 2011 were zero. The lines of credit balances at December 31, 2010 were €124,000 (approximately US$166,000) and zero, respectively. Availability under these lines of credit at September 30, 2011 was €150,000 (approximately US$204,000) and €10,000 (approximately US$14,000), respectively.

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

The Loan Agreement imposes certain covenants on O21NA, including, but not limited to, covenants requiring O21NA to provide certain periodic reports to BFI, inform BFI of certain changes in the business, refrain from incurring additional debt in excess of $100,000 and refrain from paying dividends, and has cross default provisions. Further, the Loan Agreement provides that BFI may declare O21NA in default if O21NA experiences a material adverse change in its business or financial condition or if BFI determines that O21NA’s ability to perform under the Loan Agreement is materially impaired. BFI’s prior consent, which shall not be unreasonably withheld, is required in the event that O21NA seeks additional debt financing, including debt financing subordinate to BFI. O21NA also established a bank account in BFI’s name into which collections on accounts receivable and other collateral are deposited (the “Collateral Account”). Pursuant to the deposit control account agreement between O21NA and BFI with respect to the Collateral Account, BFI is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to O21NA any amounts remaining after payment of all amounts due under the Loan Agreement. O21NA was in compliance with the covenants under the Loan Agreement at September 30, 2011.

At September 30, 2011 and December 31, 2010, there were outstanding borrowings of $2.5 million and $2.1 million, respectively, under the Loan Agreement. At September 30, 2011, the remaining availability under this line was $0.6 million and the interest rate was 5.75%.

Credit Facilities – Costa Brava

In December 2010, O21NA borrowed $7.0 million under a promissory note due December 31, 2012 to Costa Brava Partnership III, L.P. (“Costa Brava”), an entity that owns at September 30, 2011 approximately 48.2%, or 52.0% on an as converted basis, of the Company’s common stock. The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava. The promissory note replaced the $3.0 million, $1.0 million and $1.0 million promissory notes issued by O21NA to Costa Brava in March 2010, October 2010 and November 2010, respectively, as well as provided for an additional $2.0 million in new loan proceeds. The promissory note was accounted for as a modification of debt. The promissory note is subordinated to the Loan Agreement with BFI pursuant to the terms of a debt subordination agreement dated March 23, 2010 and amended on October 4, 2010, October 29, 2010, December 20, 2010, and June 11, 2011 by and between Costa Brava and BFI. The $7.0 million promissory note requires monthly and periodic interest payments and the entire original principal amount remains outstanding as of September 30, 2011.

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

The terms and conditions of the $7.0 million promissory note are similar to those of the $3.0 million, $1.0 million and $1.0 million promissory notes. Interest on the $7.0 million promissory note accrues daily at the following rates from the date of issuance of the promissory note: (i) 9% per annum payable on the last day of each calendar month and (ii) 3% per annum payable on the maturity date. In addition, the promissory note required that O21NA pay facility fees of $41,600 upon funding of the promissory note and 1% of the original principal amount on each of December 31, 2011 and on the maturity date, December 31, 2012. During the term of the promissory note, Costa Brava may, at its discretion, convert up to $2,250,000 of the principal amount of the promissory note into shares of the Company’s common stock at a conversion price of $2.25 per share. The $7.0 million promissory note contains representations and warranties, and reporting and financial covenants that are customary for financings of this type, and has cross default provisions. O21NA was in compliance with the covenants under the promissory note at September 30, 2011. The $7.0 million promissory note also requires Costa Brava’s consent with respect to certain financing transactions. See also Note 11 “Related Party Transactions” to the Consolidated Financial Statements.

In June 2011, O21NA entered into a promissory note evidencing a $6.0 million line of credit commitment with Costa Brava. As of September 30, 2011, O21NA had borrowed $3.5 million under this line of credit. Interest on outstanding borrowings accrues daily at a rate equal to 12% per annum. This line of credit requires monthly and periodic interest payments, and all amounts borrowed under this line of credit are due and payable on June 21, 2014. In addition, this line of credit requires that O21NA pay a facility fee on each of June 21, 2012, June 21, 2013 and on the maturity date, calculated as the lesser of (i) 1% of the average daily outstanding principal amount owed under the note for the 365 day period ending on June 21, 2012, 2013 and 2014 or (ii) $60,000.

The promissory note evidencing this line of credit is subordinated to the amounts borrowed by O21NA from BFI, pursuant to the terms of a Debt Subordination Agreement, dated March 23, 2010 and amended on October 4, 2010, October 29, 2010, December 20, 2010 and June 11, 2011, by and between Costa Brava and BFI. The promissory note evidencing this line of credit contains customary representations and warranties, and reporting and financial covenants, and cross default provisions that are customary for financings of this type. O21NA was in compliance with the covenants under this promissory note at September 30, 2011. This promissory note also requires Costa Brava’s consent with respect to certain financing transactions. See also Note 11 “Related Party Transactions” to the Consolidated Financial Statements.

The total outstanding borrowings under all promissory notes entered into with Costa Brava at September 30, 2011 was $10.5 million. In October 2011, O21NA borrowed $1.0 million from the Costa Brava $6 million line of credit, resulting in a total amount outstanding of $4.5 million under this line of credit and increasing the total outstanding borrowings from Costa Brava to $11.5 million as of November 14, 2011.

8.	Notes Payable

Notes payable at September 30, 2011 consist of the following:

	September 30, 2011	December 31, 2010
	(Thousands)
Secured note payable for vehicle purchases, 4.69% interest rate with monthly payments of $1,400 due through December 2015. Secured by vehicles.	$65	$74
Unsecured note payable for settlement agreement, 0.0% interest rate with lump sum payment of $500,000 due March 31, 2012 (see Note 13)	471	—
Less current portion	(485)	(13)

Notes payable, less current portion	$51	$61

9.	Fair Value of Financial Instruments

In April 2009, the Company adopted the Financial Accounting Standards Board’s (“FASB”) authoritative guidance on interim disclosures about fair value of financial instruments, which requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. The Company’s financial instruments include cash, accounts receivable and payable, short-term borrowings and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature. The carrying value of the Company’s long-term debt, including the current portion approximates fair value as of September 30, 2011.

10.	Share-Based Compensation

Stock Option Activity

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(Thousands)
Options outstanding at December 31, 2010	2,038,776	$1.88
Granted	742,500	$1.83
Exercised	(210,553)	$0.94
Forfeited	(475,002)	$1.41
Expired	(41,110)	$2.39

Options outstanding at September 30, 2011	2,054,611	$2.06	6.97	$652

Intrinsic value is defined as the difference between the relevant current market value of the common stock and the grant price for options with exercise prices less than the market values on such dates. During the three and nine months ended September 30, 2011, the Company received cash proceeds from the exercise of stock options of approximately $79,000 and $216,000, respectively. The intrinsic value of stock options exercised was approximately $105,000 and $172,000 during the three and nine months ended September 30, 2011, respectively. During the three and nine months ended September 30, 2010, the Company received $13,000 in cash proceeds from the exercise of stock options.

During the nine months ended September 30, 2011 the Company modified 430,444 options associated with the restructuring of management in April 2011. The modification, which resulted in an extension of the term that certain of the Company’s previous management was allowed to exercise stock options, resulted in $31,552 of incremental stock compensation expense recorded during the nine months ended September 30, 2011.

During the three months ended September 30, 2011, the Company’s single largest shareholder acquired beneficial ownership of common shares on the open market. Following the acquisition of said shares, this individual beneficially owns at September 30, 2011 approximately 48.2%, or 52.0% on an as converted basis of the Company’s common stock. Certain of the Company’s stock option agreements contain a change-in-control provision whereby if a shareholder acquires beneficial ownership of the Company’s outstanding common stock that equates to 50% or greater of the then current number of common stock issued and outstanding, all unvested shares vest immediately. During the three months ended September 30, 2011, approximately 540,000 options vested immediately upon the change in control event resulting in approximately $0.1 million of incremental stock compensation expense.

Restricted Stock Award Activity

The Company periodically issues restricted stock awards to certain directors and key employees subject to certain vesting requirements based on future service. Fair value is calculated using the Black-Scholes option-pricing valuation model (single option approach). Although there was no restricted stock award activity during the three and nine months ended September 30, 2011, the Company did award and issue 26,796 fully vested non-restricted shares at a $1.47 weighted-average grant date fair value, which resulted in approximately $39,000 of general and administrative share-based compensation expense during the nine months ended September 30, 2011.

Warrant Activity

In April 2011, the Company issued a warrant to Regent Pacific Management Corporation (“Regent Pacific”), a professional management consulting firm, to purchase up to 244,163 shares of common stock at an exercise price of $1.85 per share, in exchange for Regent Pacific providing the services of the Company’s Interim Chief Financial Officer and other services. The warrant vests over a three month service period beginning in April 2011. The total value of the warrant was calculated using the Black-Scholes option-pricing valuation model and determined to equal approximately $360,000, of which approximately $22,530 and $360,000 has been expensed to general and administrative share-based compensation expense during the three and nine months ended September 30, 2011, respectively. The term of the warrant is 10 years.

The Company recognized the following share-based compensation expense during the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Thousands)		(Thousands)
Stock options
General and administrative expense	$71	$(5)	$602	$218
Cost of sales	26	6	41	20
Selling and marketing	90	22	176	36
Shipping and warehouse	6	1	8	3
Research and development	5	3	8	9
Restricted stock
General and administrative expense	—	—	39	36
Selling and marketing	—	—	—	6
Research and development	—	—	—	—
Warrant
General and administrative expense	—	—	—	—

Total	198	27	874	328
Income tax benefit	(67)	(9)	(297)	(112)

Stock-based compensation expense, net of taxes	$131	$18	$577	$216

Total unrecognized share-based compensation expense for outstanding stock option awards at September 30, 2011 is approximately $0.7 million which will be recognized over a weighted average remaining years of 2.1.

11.	Related Party Transactions

Promissory Notes with Shareholder, Costa Brava Partnership III, L.P.

On December 20, 2010, O21NA borrowed $7.0 million under a promissory note due December 31, 2012 to Costa Brava, which remains outstanding as of September 30, 2011. The promissory note replaced the $3.0 million, $1.0 million and $1.0 million promissory notes issued to Costa Brava in March 2010, October 2010 and November 2010, respectively, as well as provided for an additional $2.0 million in new loan proceeds. The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava. At September 30, 2011, Seth Hamot beneficially owned approximately 48.2% (or 52.0% on an as converted basis assuming conversion of (i) $2,250,000 of the $7.0 million Costa Brava promissory note in accordance with its terms and (ii) the exercise of all stock options held by Mr. Hamot that are exercisable within sixty days from September 30, 2011). See also Note 7 “Financing Arrangements” to the Consolidated Financial Statements.

In June 2011, O21NA entered into promissory note evidencing a $6.0 million line of credit commitment with Costa Brava. As of September 30, 2011, O21NA had borrowed $3.5 million under this line of credit. In October 2011, O21NA borrowed an additional $1.0 million from this line of credit, resulting in a total amount outstanding of $4.5 million under the $6.0 million line of credit with Costa Brava. See also Note 7 “Financing Arrangements” to the Consolidated Financial Statements.

Customer Sales

During the nine months ended September 30, 2010, Simo Holdings, Inc. (formerly known as No Fear, Inc., “No Fear”) and its affiliates beneficially owned shares of the Company’s outstanding common stock. They no longer owned shares at June 30, 2010. In addition, No Fear and its subsidiaries, No Fear Retail Stores, Inc. (“No Fear Retail”) and MX No Fear Europe SAS (“MX No Fear”), own retail stores in the U.S. and Europe that purchase products from the Company. Aggregated sales to the U.S. retail stores owned by the foregoing entities during nine months ended September 30, 2010 were approximately $560,000. Accounts receivable due from such U.S. retail stores amounted to approximately $150,000 at September 30, 2010.

Aggregated sales to the MX No Fear stores during the nine months ended September 30, 2010 were approximately $328,000. Accounts receivable due from the MX No Fear stores amounted to approximately $156,000 at September 30, 2010.

No Fear Parties Settlement Agreement

On April 28, 2009, the Company entered into a Settlement Agreement and Mutual General Release, effective as of April 30, 2009, by and among the Company’s three wholly owned subsidiaries, O21NA, O21 Europe and LEM (collectively, the “Orange 21 Parties”), and Mark Simo, No Fear, No Fear Retail and MX No Fear, (collectively, the “No Fear Parties”). This settlement agreement relates to various disputes among the parties regarding outstanding accounts receivable owed to the Company by No Fear Retail and MX No Fear and certain claims by Mr. Simo regarding his compensation for services he rendered as former Chief Executive Officer of the Company.

Pursuant to the terms of this settlement agreement, the Orange 21 Parties on the one hand and the No Fear Parties on the other hand each released the other with respect to any and all claims arising from or related to past dealings of any kind between the parties. As of September 30, 2010, the Company received payments of approximately $429,000 in the aggregate from No Fear and approximately €261,000 (approximately US$344,000) in the aggregate from MX No Fear. No further amounts are due under this settlement agreement.

12.	Commitments and Contingencies

Operating Leases

Prior to November 1, 2010, the Company leased its principal administrative and distribution facilities in Carlsbad, California, under a month to month operating lease with monthly payments of approximately $38,000. On November 1, 2010, the Company entered into a 38 month facility lease for the same facility, which commenced on November 1, 2010 and terminates on December 31, 2013. The facility lease has total lease payments of approximately $1.1 million and average monthly rent payments of approximately $29,000. O21 Europe leases a warehouse facility in Varese, Italy, which is used primarily for international sales and distribution and also leases a car. LEM leased two buildings in Italy that were used for office space, warehousing and manufacturing. The Company also leases certain computer equipment, vehicles and temporary housing in Italy. Rent expense was approximately $106,000 and $146,000 for the three months ended September 30, 2011 and 2010, respectively. Rent expense was approximately $325,000 and $457,000 for the nine months ended September 30, 2011 and 2010, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

(Thousands)
Year Ending December 31,
2011	$109
2012	427
2013	430
2014	68
2015	51
Thereafter	—

Total	$1,085

Capital Lease

Future minimum lease payments under capital lease at September 30, 2011 are as follows:

(Thousands)
Year Ending December 31,
2011	$17
2012	69
2013	48
2014	38
2015	38
Thereafter	16

Total minimum lease payments	226
Amount representing interest	(27)

Present value of minimum lease payments	199

(Thousands)
Less current portion	(57)

Long-term portion	$142

Athlete Contracts

As of September 30, 2011, the Company has entered into endorsement contracts with athletes to actively wear and endorse the Company’s products. These contracts are based on minimum annual payments totaling approximately $709,000, $297,000, $232,000 and $33,000 in 2011, 2012, 2013 and 2014, respectively, and may include additional performance-based incentives and/or product-specific sales incentives. The Company also had pending endorsement contracts with athletes to actively wear and endorse the Company’s products with minimum annual payments totaling approximately $27,000 and $31,000, respectively, and may include additional performance-based incentives and/or product specific sales incentives.

Other

The Company had a contingent obligation with respect to certain awards of stock options and common stock issued pursuant to the Company’s 2004 Stock Incentive Plan subsequent to its delisting from NASDAQ on March 25, 2010 that may have been issued without qualification or an exemption therefrom as required by Section 25110 of the California Corporations Code. In connection with its request for certification with the California Department of Corporations, the Company made a repurchase offer in September 2011 to certain employees who held stock options resulting in payment by the Company of $5,000 in November 2011.

Litigation

From time to time the Company may be party to lawsuits in the ordinary course of business. The Company is not currently a party to any material legal proceedings.

13.	Other Operating Expense

During the nine months ended September 30, 2011, the Company determined that the future cash flows arising from the sale of current and future potential inventory purchases of the O’Neill® and Melodies by MJB® eyewear brands would not be sufficient to cover the amount of the remaining minimum royalty obligations. In addition, the Company decided to cease making future purchase orders of additional inventory.

In July 2011, the Company entered into an Amended and Restated License Agreement with Rose Colored Glasses LLC, the licensor of Melodies by MJB®. This settlement agreement amends the original licensing agreement entered into by the Company and Rose Colored Glasses LLC in May 2010, by providing for an earlier expiration of the Company’s license to sell Melodies by MJB® branded sunglasses on March 31, 2012 and by terminating the Company’s obligations to pay $2.6 million of future royalty obligations to Rose Colored Glasses LLC. Pursuant to this settlement agreement, the Company paid Rose Colored Glasses LLC $1,000,000 in cash in July 2011 and issued a promissory note in the principal amount of $500,000, which does not accrue interest and becomes payable on March 31, 2012. As a result of these actions, the Company recorded $1.9 million in expense to other operating expense during the nine months ended September 30, 2011, of which $0.4 million related to the O’Neill® and $1.5 million related to the Melodies by MJB® eyewear brands. At September 30, 2011, the Company’s consolidated balance sheet included $0.3 million in accrued liabilities related to the remaining O’Neill® royalty obligations and $500,000 (less imputed interest of $29,119) in notes payable related to the Rose Colored Glasses LLC settlement agreement.

14.	Operating Segments and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company designs and distributes sunglasses, snow and motocross goggles, and branded apparel and accessories for the action sports, snow sports and lifestyle markets. Prior to December 31, 2010, the Company owned a manufacturer, LEM, located in Italy. LEM manufactured products for non-competing brands in addition to a substantial amount of the Company’s sunglass products. On December 31, 2010, the Company sold 90% of the capital stock of LEM and deconsolidated it. Results for the three months and nine months ended September 30, 2010 reflect operations of this manufacturer after elimination of intercompany transactions. During the three and nine months ended September 30, 2010, the Company operated in two business segments: distribution and manufacturing. As a result of the deconsolidation of LEM on December 31, 2010, the Company only operates in one business segment- (distribution) for the three and nine months ended September 30, 2011.

Information related to the Company’s operating segments is as follows:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	(Thousands)	(Thousands)
Net sales:
Distribution	$6,911	$22,682
Manufacturing	1,313	3,338
Intersegment	1,792	7,927
Eliminations	(1,792)	(7,927)

Total	$8,224	$26,020

Operating income (loss):
Distribution	$(1,164)	$(1,841)
Manufacturing	345	751

Total	$(819)	$(1,090)

Net income (loss):
Distribution	$(1,210)	$(2,003)
Manufacturing	278	542

Total	$(932)	$(1,461)

The Company markets its products domestically and internationally, with its principal international market being Europe. Revenue is attributed to the location from which the product was shipped. Identifiable assets are based on location of domicile.

	Three Months Ended September 30,
	U.S. and Canada	Europe and Asia Pacific	Consolidated	Intersegment
		(Thousands)		(Thousands)

	2011			2011
Net sales	$7,228	$1,958	$9,186	$—

	2010			2010
Net sales	$5,631	$2,593	$8,224	$1,792

	Nine Months Ended September 30,
	U.S. and Canada	Europe and Asia Pacific	Consolidated	Intersegment
		(Thousands)		(Thousands)

	2011			2011
Net sales	$21,362	$3,513	$24,875	$—

	2010			2010
Net sales	$19,857	$6,163	$26,020	$7,927

	September 30, 2011	December 31, 2010
	(Thousands)
Tangible long-lived assets:
U.S. and Canada	$615	$722
Europe and Asia Pacific	127	235

Total	$742	$957

15.	Subsequent Events

Recent Financing Transactions/Related Party Transaction

In October 2011, the Company borrowed $1.0 million from the $6.0 million line of credit with Costa Brava, resulting in a total outstanding balance of $4.5 million under this line of credit. See also Note 7 “Financing Arrangements” to the Consolidated Financial Statements.

Senior Executive Changes and Appointment of Director

As previously reported in the Company’s current report on Form 8-K filed on November 2, 2011, the following changes in the Company’s senior executive team occurred on October 27, 2011:

•	Carol Montgomery Appointed to Board of Directors. The Company’s board of directors appointed Carol Montgomery as a member of the board of directors effective on December 15, 2011.

•

Resignation of Carol Montgomery as Chief Executive Officer. The Company’s chief executive officer, Carol Montgomery, submitted her resignation, which will be effective on December 15, 2011, the date of her appointment to the board.

•

Promotion of Michael Marckx to Chief Executive Officer. The Company’s board of directors appointed the Company’s president, Michael Marckx, as the Company’s chief executive officer, effective on December 15, 2011. Mr. Marckx will also continue to serve as the Company’s president.

•

Appointment of Michael D. Angel as Chief Financial Officer. The Company’s board of directors appointed the Company’s interim chief financial officer and treasurer, Michael D. Angel, as the Company’s chief financial officer, treasurer and secretary, effective on January 3, 2012. Mr. Angel’s responsibilities will not materially change as a result of his promotion.

•

Appointment of Greg Hagerman as Executive Vice President, Sales and Operations. The Company’s board of directors appointed Greg Hagerman as the Company’s executive vice president, sales and operations, effective on his commencement of employment, which is anticipated to be December 1, 2011.

In connection with the foregoing, the Company entered into employment agreements with each of Messrs. Marckx, Angel and Hagerman, and entered into or authorized the entry into change in control severance agreements with such individuals, the material terms of which were described in the Company’s current report on Form 8-K filed on November 2, 2011.

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

Overview

We are a multi-branded designer, developer, and distributor of premium sunglasses and goggles. We began as a grassroots brand in Southern California and entered the action sports and lifestyle markets with innovative and performance-driven products and an authentic connection to the action sports and lifestyle markets under the SpyOptic® brand.

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

SPY® Products

We design, develop, market and sell premium products for the action sports, motorsports, snow sports, cycling, and multi-sports and their attendant lifestyle markets of fashion, music and entertainment and, specifically, active people within youth demographics in these subcultures. Our principal products, sunglasses, goggles and optical frames (the optical product line was just launched in September of this year) are marketed under the SPY® brand. We have built our brands by developing innovative, proprietary, performance-based products that utilize materials and lens technologies of significant quality, style and value. Our products are available in an estimated 2,500 retail locations in the United States and Canada and internationally through an estimated 3,000 retail locations supported by our international staff and distributors. We have developed collaborations with important multi-store action sports, sporting goods, sunglass specialty and lifestyle retailers in the United States and Canada and other strategically-selected, individually-owned-and-operated specialty retailers focusing on surfing, skateboarding, snowboarding, snow skiing, motorsports, wakeboarding, cycling and mountain biking.

We separate our eyewear products into three groups: (i) Sunglasses, which includes fashion, performance and women-specific sunglasses; (ii) Goggles, which includes snow sport and motocross goggles created for core demographics; and a new goggle line extension for the SPY® brand that targets new distribution opportunities and customers; (iii) Optical, which includes opthalmic-quality frames and sunglasses for persons in a slightly older, but still youthful, demographic. In addition, we sell branded accessories for sunglasses and goggles. In managing our business, we are particularly focused on ensuring that our product designs transcend fashion and are keyed on knowing our target customers and their lifestyles, which offers a strong value proposition to our core market and is the priority of our brand and market development.

Other Lifestyle Products

During 2010 and 2011, we designed, manufactured and sold eyewear under the O’Neill®, Melodies by MJB® and Margaritaville® brands. We have recently decided to focus our development, marketing and sales activity on our SPY® products. As part of that focus, we decided to cease any new purchase orders of additional inventory for the O’Neill®, Melodies by MJB® or Margaritaville® eyewear brands.

Deconsolidation of LEM

In January 2006, we acquired for $6.1 million all of the equity interest of LEM and consolidated it. During the fourth quarter of 2010, management and our Board of Directors determined that ownership of LEM was inconsistent with our margin improvement strategies which include sourcing a portion of its product purchases from other lower cost and high quality suppliers. Additionally, owning and operating a manufacturing facility imposed an unnecessary distraction for management, included significant fixed overhead and operating expenses, and used other resources. Therefore, on December 31, 2010, we completed the sale of 90% of our equity interest in LEM to two LEM employees and two third-party suppliers of LEM (“Purchasers”) in exchange for approximately US$20,000. In addition, LEM secured the release of our guarantee of certain of LEM’s obligations to a third party and LEM agreed to indemnify us against any liability in connection with such guarantee. The purchase price and the other terms of the transaction were determined through arms-length negotiations between us and the Purchasers on the basis of the parties’ view of the fair value of LEM. We continue to hold a 10% equity interest in LEM. LEM was, is currently and is expected to continue to be one of our manufacturers of sports eye glasses. The sale was pursuant to the Master Agreement between us, our wholly owned subsidiary, O21 Europe, and the Purchasers effective December 31, 2010. The Master Agreement provided that we will purchase a minimum amount of certain goods or services from LEM during the years ending December 31, 2011 and 2012, subject to the continued employment by LEM of the two employees that were a part of the Purchasers.

O21 Europe, the Purchasers and us executed a 1st Amendment to the Master Agreement (the “Amendment”) as of September 23, 2011. Under the terms of the Amendment, the annual minimum purchase amount for the year ending December 31, 2011 was reduced from €3,717,617 to €3,416,000, with the reduction of the annual minimum commitment substantially all attributable to the quarterly minimum commitments for the three month periods ended September 30, 2011 and December 31, 2011. Converted into United States dollars at the spot exchange rates in effect at September 30, 2011 and December 31, 2010, and taking into account purchases made through September 30, 2011, the remaining minimum purchase amount for 2011 converted to US$ was US$1,094,639 and US$4,968,595 as of September 30, 2011 and December 31, 2010, respectively. In addition, the minimum purchase amount for the year ended December 31, 2012 was increased slightly from €1,858,808 to €1,859,000 and the portion of the annual commitment for the six months ending June 30, 2012 was reduced from €930,000 to €620,000, and the portion of the annual commitment for the six months ending December 31, 2012 was increased from €929,000 to €1,239,000. Additionally, the annual 2012 minimum commitment is subject to a further downward adjustment by an amount equal to 50% of new products purchased from LEM (as defined in the Amendment), not to exceed €400,000. Converted into United States dollars at the spot exchange rates in effect at September 30, 2011 and December 31, 2010, the minimum purchase amount for 2012 was US$2,527,868 and US$2,484,297, respectively. Further, the Amendment establishes a new minimum purchase amount for the year ended December 31, 2013 of €361,200 plus the amount, if any, by which the minimum purchase amount for 2012 was adjusted downward pursuant to the 2012 adjustment for new product purchases described above. Converted into United States dollars at the spot exchange rates in effect at September 30, 2011, the minimum purchase amount for the year ended December 31, 2013 was US$491,160 as of September 31, 2011.

In the event we do not meet the minimum purchase amounts indicated above, we have the obligation to pay LEM in cash an amount equal to €0.37 for each Euro of goods and/or services of the minimum purchase amounts not purchased by us during each quarter of each annual commitment period, subject to certain carryover provisions in the event that our purchases exceed our quarterly minimum in a previous quarter or quarters. During the three months ended September 30, 2011, we decided that we would not purchase approximately €334,000 of our minimum commitment for the three months ended September 30, 2011 and became obligated to pay LEM approximately €124,000, which was reflected as an accrued liability in our balance sheet at September 30, 2011. We have non-cancellable open purchase orders to LEM of approximately €338,000 (US$459,612) through September 30, 2011, from which we anticipate delivery prior to December 31, 2011.

Due to the minimum purchase commitments, the Company believes that there will be significant cash flows to LEM through December 31, 2013. In accordance with applicable accounting guidance, the Company has included the results of operations of LEM in the Consolidated Statement of Operations during 2010 and not as a discontinued operation. The Company deconsolidated LEM from its Consolidated Balance Sheet as of December 31, 2010 and recognized a loss of $1.4 million on the transaction during the year ended December 31, 2010, as calculated below.

(Thousands)
Loss on sale of 90% of LEM during the year ended December 31, 2010:
Investment in LEM removed from Consolidated Balance Sheet	$12,000
LEM cumulative retained earnings in USD as translated removed from Consolidated Balance Sheet	(10,537)
Proceeds received for sale of 90% of LEM	(20)
Fair value of 10% retained ownership in LEM	(2)

Loss on sale of 90% of LEM	$1,441

Any future loss is limited to the fair value of the remaining 10% investment in LEM, $2,000. Based on the Company’s evaluation of current accounting guidance, it was determined that the Company did not maintain significant influence over LEM and, accordingly, has recorded the remaining 10% interest in LEM in accordance with the cost method. Based on the Company’s lack of ability to influence, lack of a role in policy and decision making, no further guarantee over LEM’s debt and no seat on LEM’s board of directors, the Company concluded that it would not be appropriate to account for such investment in consolidation under the equity method of accounting.

The following unaudited pro forma condensed consolidated financial statement of operations for the three months ended September 30, 2010 has been presented as if the deconsolidation of LEM had occurred on July 1, 2010.

	Unaudited Three Months Ended September 30, 2010 (1)	Unaudited Pro Forma Adjustments (2)	Unaudited Pro Forma Results (3)
Net sales	$8,224	$(1,314)	$6,910
Cost of Sales	4,353	(580)	3,773

Gross profit (loss)	3,871	(734)	3,137
Operating expenses:
Sales and marketing	2,268	(44)	2,224
General and administrative	1,812	(221)	1,591
Shipping and warehousing	235	(98)	137
Research and development	375	(170)	205

Total operating expenses	4,690	(533)	4,157

Loss from operations	(819)	(201)	(1,020)
Other income (expense):
Interest expense	(160)	32	(128)
Foreign currency transaction gain	85	(8)	77
Other expense	20	(5)	15
Loss on deconsolidation of LEM	—	(1,444)	(1,444)

Total other income (expense)	(55)	(1,425)	(1,480)

Loss before provision (benefit) for income taxes	(874)	(1,626)	(2,500)
Income tax provision (benefit)	58	(49)	9

Net loss	$(932)	$(1,577)	$(2,509)

(1)	Represents the Company’s actual (as reported) consolidated results of operations for the three months ended September 30, 2010.
(2)	Represents LEM’s results of operations for the three months ended September 30, 2010 and intercompany eliminations. These pro forma adjustments include (i) sales, cost of sales and gross profit associated with LEM’s sales to third parties (ii) intercompany eliminations to adjust LEM’s gross profit associated with the products produced by LEM for other subsidiaries of the Company and which were sold by the Company’s other subsidiaries to third parties during the period presented, and (iii) operating and other expenses incurred by LEM. Also includes the adjustment for the loss on sale of 90% of LEM as if it had occurred on July 1, 2010. This information is provided to show the effect of the elimination of LEM’s operations from the Company’s business.
(3)	Represents the pro forma consolidated results of operations of the Company and its remaining wholly owned subsidiaries, O21NA and O21 Europe, for the three months ended September 30, 2010. As noted above, this table assumes an effective date of July 1, 2010 for the deconsolidation of LEM. Accordingly, while the results of LEM for the three months ended September 30, 2010 would be eliminated, the recording of the deconsolidation would result in a loss of $1.4 million on April 1, 2010, which would result in this $1.4 million loss being recorded for the three months ended September 30, 2010.

The following unaudited pro forma condensed consolidated financial statement of operations for the nine months ended September 30, 2010 has been presented as if the deconsolidation of LEM had occurred on January 1, 2010.

	Unaudited Nine Months Ended September 30, 2010 (1)	Unaudited Pro Forma Adjustments (2)	Unaudited Pro Forma Results (3)
Net sales	$26,020	$(3,339)	$22,681
Cost of Sales	12,918	(866)	12,052

Gross profit (loss)	13,102	(2,473)	10,629
Operating expenses:
Sales and marketing	6,537	(185)	6,352
General and administrative	5,667	(884)	4,783
Shipping and warehousing	802	(384)	418
Research and development	1,186	(603)	583

Total operating expenses	14,192	(2,056)	12,136

Loss from operations	(1,090)	(417)	(1,507)
Other income (expense):
Interest expense	(397)	94	(303)
Foreign currency transaction gain	76	—	76
Other expense	84	(16)	68
Loss on deconsolidation of LEM	—	(1,170)	(1,170)

Total other income (expense)	(237)	(1,092)	(1,329)

Loss before provision (benefit) for income taxes	(1,327)	(1,509)	(2,836)
Income tax provision (benefit)	134	(132)	2

Net loss	$(1,461)	$(1,377)	$(2,838)

(1)	Represents the Company’s actual (as reported) consolidated results of operations for the nine months ended September 30, 2010.
(2)	Represents LEM’s results of operations for the nine months ended September 30, 2010 and intercompany eliminations. These pro forma adjustments include (i) sales, cost of sales and gross profit associated with LEM’s sales to third parties (ii) intercompany eliminations to adjust LEM’s gross profit associated with the products produced by LEM for other subsidiaries of the Company and which were sold by the Company’s other subsidiaries to third parties during the period presented, and (iii) operating and other expenses incurred by LEM. Also includes the adjustment for the loss on sale of 90% of LEM as if it had occurred on January 1, 2010. This information is provided to show the effect of the elimination of LEM’s operations from the Company’s business.
(3)	Represents the pro forma consolidated results of operations of the Company and its remaining wholly owned subsidiaries, O21NA and O21 Europe, for the nine months ended September 30, 2010. As noted above, this table assumes an effective date of January 1, 2010 for the deconsolidation of LEM. Accordingly, while the results of LEM for the nine months ended September 30, 2010 would be eliminated, the recording of the deconsolidation would result in a loss of $1.2 million on January 1, 2010, which would result in this $1.2 million loss being recorded for the nine months ended September 30, 2010.

Results of Operations

Note Regarding Pro Forma Information in Period Over Period Comparisons

In our period over period comparisons presented in the analysis below, we have included data and discussion regarding (i) our financial results as reported in our consolidated financial statements (which includes the operating results of LEM for the three and nine months ended September 30, 2010 but not for the three and nine months ended September 30, 2011) and (ii) our financial results that excludes the operating results of LEM for the three and nine months ended September 30, 2010 (which corresponds to the pro forma information presented in footnote 1 to our consolidated financial statements on pages 9 and 10 and in our Management Discussion and Analysis on pages 25 and 27). References below to “pro forma” information refer to the financial data excluding the operating results for LEM for the three and nine months ended September 30, 2010 that corresponds to the pro forma financial information presented on pages 9 and 10 and 25 and 27. Please also see pages 7 and 8 and 24 for an explanation of the deconsolidation of LEM and the related accounting. We believe presentation of the pro forma financial data which is required to be presented in footnotes to the consolidated financial statements is also useful to understand how the Company has performed in the most recent operating periods compared to the Company’s performance as if LEM were not included in its operating results for the three and nine months ended September 30, 2010.

Three Months Ended September 30, 2011 and 2010

Net Sales

Consolidated net sales increased by $1.0 million (12%) to $9.2 million for the three months ended September 30, 2011 from $8.2 million for the three months ended September 30, 2010.

On a pro forma basis, consolidated net sales during the three months ended September 30, 2010 were $6.9 million, which excludes sales attributable to LEM of $1.3 million during that period. On a pro forma basis, consolidated net sales increased by $2.3 million to $9.2 million (33%) for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. Sales of core Spy® products in North America and international increased by $1.6 million. Closeout sales increased approximately $0.7 million to $0.9 million during the three months ended September 30, 2011 and such closeout sales consisted primarily of two of the licensed brands (O’Neill® and Melodies by MJB®). Closeout sales during the same period in 2010 were $0.2 million and consisted of Spy® branded products.

Sunglass sales represented approximately 57% and 61% of net sales during the three months ended September 30, 2011 and 2010, respectively. Goggle sales represented approximately 43% and 36% of net sales during each of the three months ended September 30, 2011 and 2010, respectively. Apparel and accessories represented approximately less than 1% and 3% of net sales during the three months ended September 30, 2011 and 2010, respectively. Domestic net sales represented 79% and 68% of total net sales for the three months ended September 30, 2011 and 2010, respectively. Foreign net sales represented 21% and 32% of total net sales for the three months ended September 30, 2011 and 2010, respectively, due to the deconsolidation of LEM. Excluding the impact of LEM, we experienced sales growth both in North America and internationally.

Cost of Sales and Gross Profit

Consolidated gross profit decreased by $0.6 million (16%) to $3.2 million for the three months ended September 30, 2011 from $3.9 million for the three months ended September 30, 2010.

On a pro forma basis, excluding LEM gross profit of $0.7 million, which includes related intercompany gross profit eliminations, gross profit increased by $0.1 million (3%) to $3.2 million for the three months ended September 30, 2011 from $3.1 million for the three months ended September 30, 2010. The increased gross profit contribution attributable to higher sales was partially offset by the impact of closeout sales of two licensed brands at cost, and inventory reserves primarily related to the Margaritaville® licensed brand.

Gross profit, as a percentage of net sales, decreased to 35% for the three months ended September 30, 2011 from 47% for the three months ended September 30, 2010.

On a pro forma basis, which excludes the impact of LEM, gross profit as a percentage of net sales was 45% for the three months ended September 30, 2010 compared to 35% for the three months ended September 30, 2011. The decrease in our gross margin percent on a pro forma basis during the three months ended September 30, 2011 compared to the same period in the prior year was due primarily to (i) closeout sales of licensed products sold approximately at cost during the three months ended September 30, 2011, which were none in the same period during 2010 and (ii) increased inventory reserves related to our licensed brands, primarily Margaritaville®, and (iii) to a lesser extent, the impact of an amount payable due to LEM for €124,000, which is accrued for as of September 30, 2011 due to our decision to not purchase €334,000 of the minimum commitment during the third quarter of 2011. These decreases in gross margin percent were partially offset by the positive effect on our gross profit percentage of (i) the positive impact of changes in customer and product mix during the three months ended September 30, 2011 and (ii) selling inventory during the three months ended September 30, 2011 that was originally purchased in 2010 at its historical manufacturing cost and is being sold on a FIFO basis prior to generally higher cost purchases made from LEM during 2011.

Sales and Marketing Expense

Sales and marketing expense increased by $1.1 million (51%) to $3.4 million for the three months ended September 30, 2011 from $2.3 million for the three months ended September 30, 2010. Sales and marketing expense included $44,000 related to LEM during the three months ended September 30, 2010 such that sales and marketing expense was $2.2 million on a pro forma basis, or an increase of $1.2 million when compared to the three months ended September 30, 2010. The $1.2 million increase on a pro forma basis included: (i) a $0.4 million increase in sales incentives and commissions associated with the sales growth and additions in headcount, (ii) a $0.3 million increase in salary and salary-related expenses primarily for additions in headcount, and (iii) a $0.3 million increase in marketing-related activities.

General and Administrative Expense

General and administrative expense increased by $0.2 million (9%) to $2.0 million for the three months ended September 30, 2011 from $1.8 million for the three months ended September 30, 2010. General and administrative expense included $0.2 million related to LEM during the three months ended September 30, 2010 such that general and administrative expense was $1.6 million on a pro forma basis or an increase of $0.4 million when compared to the three months ended September 30, 2010. The $0.4 million increase on a pro forma basis included: (i) a $0.3 million increase in legal costs primarily related to, securities, corporate affairs and contractual matters, as well as restructuring of management, (ii) a $0.2 million increase in consulting costs associated with the Regent Pacific consulting arrangement, and (iii) a $0.2 million decrease in bad debts expense due to improved accounts receivable collection activity in North America and Europe.

Shipping and Warehousing Expense

Shipping and warehousing expense decreased by $0.1 million (30%) to $0.1 million for the three months ended September 30, 2011 from $0.2 million for the three months ended September 30, 2010. The decrease was due primarily to the inclusion of $0.1 million in LEM shipping and warehousing expenses during the three months ended September 30, 2010.

Research and Development Expense

Research and development expense decreased by $0.3 million (66%) to $0.1 million for the three months ended September 30, 2011 from $0.4 million for the three months ended September 30, 2010. The decrease was due primarily to the inclusion of $0.2 million in LEM research and development expenses during the three months ended September 30, 2010. Reduced use of outside consultants associated with our licensed brands (O’Neill®, Melodies by MJB® and Margaritaville®) product lines during the three months ended September 30, 2011 also contributed to the decrease in research and development expense. We do not expect to incur significant research and development costs related to licensed brands in the foreseeable future.

Other Net Expense

Other net expense was $0.5 million for the three months ended September 30, 2011 compared to $0.1 million for the three months ended September 30, 2010. The difference was due primarily to increased interest expense as a result of our increased indebtedness in the three months ended September 30, 2011.

Income Tax Provision

The income tax expense for the three months ended September 30, 2011 and 2010 was $21,000 and $58,000, respectively. The income tax provision included $49,000 related to LEM during the three months ended September 30, 2010 such that the income tax provision would have been $9,000 on a pro forma basis. The income tax provision is comprised primarily of minimum taxes due in Italy. We have recorded a full valuation allowance for deferred tax assets both in the U.S. and in Italy at September 30, 2011 and 2010, respectively.

Net Loss

A net loss of $3.0 million was realized for the three months ended September 30, 2011 compared to a net loss of $0.9 million for the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 and 2010

Net Sales

Consolidated net sales decreased by $1.1 million (4%) to $24.9 million for the nine months ended September 30, 2011 from $26.0 million for the nine months ended September 30, 2010.

On a pro forma basis, consolidated net sales during the nine months ended September 30, 2010 were $22.7 million, which excludes sales attributable to LEM of $3.3 million during that period. On a pro forma basis, consolidated net sales increased by $2.2 million (10%) to $24.9 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Sales of our core Spy® products in North America and international increased by $1.6 million. Closeout sales increased approximately $0.3 million to $2.1 million during the nine months ended September 30, 2011 compared to $1.8 million over the same period in 2010. Closeout sales of Spy® branded products decreased by $0.5 million while closeout sales of our licensed products increased by $0.7 million for the nine months ended September 30, 2011 compared to the same period in 2010. In addition, other sales of our licensed brands (primarily sales of Margaritaville®) increased by $0.4 million during the nine months ended September 30, 2011 and were nil in the prior year.

Sunglass sales represented approximately 77% and 78% of net sales during the nine months ended September 30, 2011 and 2010, respectively. Goggle sales represented approximately 23% and 21% of net sales during the nine months ended September 30, 2011 and 2010, respectively. Apparel and accessories represented approximately less than 1% of net sales during each of the nine months ended September 30, 2011 and 2010. Domestic net sales represented 87% and 76% of total net sales for the nine months ended September 30, 2011 and 2010, respectively. Foreign net sales represented 13% and 24% of total net sales for the nine months ended September 30, 2011 and 2010, respectively, primarily due to the deconsolidation of LEM. Excluding the impact of LEM, we experienced a slight decrease in domestic sales and a slight increase in international sales.

Cost of Sales and Gross Profit

Our consolidated gross profit decreased by $1.6 million (12%) to $11.5 million for the nine months ended September 30, 2011 from $13.1 million for the nine months ended September 30, 2010.

On a pro forma basis, excluding LEM gross profit of $2.5 million, which includes intercompany gross profit eliminations, gross profit increased by $0.9 million (9%) to $11.5 million for the nine months ended September 30, 2011 from $10.6 million for the nine months ended September 30, 2010. The increased gross profit contribution was attributable to higher sales and was partially offset by the impact of closeout sales during the three months ended September 30, 2011 of two licensed brands at cost and inventory reserves primarily related to the three licensed brands (O’Neill®, Melodies by MJB® and Margaritaville®) during the nine months ended September 30, 2011.

Gross profit, as a percentage of net sales, decreased to 46% for the nine months ended September 30, 2011 from 50% for the nine months ended September 30, 2010.

On a pro forma basis, gross profit as a percentage of net sales was 47% for the nine months ended September 30, 2010 compared to 46% for the nine months ended September 30, 2011. The decrease in our gross margin percent on a pro forma basis during the nine months ended September 30, 2011 compared to the same period last year was primarily due to (i) ) closeout sales of licensed products sold approximately at cost during the nine months ended September 30, 2011, which were none in the same period during 2010, and (ii) increased inventory reserves related to our licensed brands (O’Neill®, Melodies by MJB® and Margaritaville®), and (iii) to a lesser extent, the impact of an amount payable due to LEM for €124,000 which is accrued for as of September 30, 2011 due to our decision to not purchase €334,000 of the minimum commitment during the third quarter of 2011. These decreases were partially offset by the positive effect on our gross profit percentage of (i) the positive impact of modest changes in customer and product mix during the three months ended September 30, 2011, and (ii) selling inventory during the nine months ended September 30, 2011 that was originally purchased in 2010 at its historical manufacturing cost and is being sold on a FIFO basis prior to generally higher cost purchases made from LEM during 2011.

Sales and Marketing Expense

Sales and marketing expense increased by $2.3 million (36%) to $8.9 million for the nine months ended September 30, 2011 from $6.5 million for the nine months ended September 30, 2010. Sales and marketing expense included $0.2 million related to LEM during the nine months ended September 30, 2010 such that sales and marketing expense would have been $6.3 million on a pro forma basis for the 2010 period, sales and marketing expense for the 2011 period increased by $2.6 million when compared to 2010 period. The $2.6 million increase on a pro forma basis included: (i) a $1.0 million increase in payroll-related expenses, of which $0.6 million and $0.4 million related primarily to headcount increases in the marketing and sales functions, respectively, (ii) a $0.5 million increase in sales incentives and commissions associated with the pro forma sales growth during the nine months ended September 30, 2011, (iii) a $0.3 million increase in third-party royalties and athletes payroll and commissions, (iv) a $0.3 million increase in advertising, public relations, marketing events, and related marketing costs, (v) a $0.2 million increase in sales displays costs, and (vi) a $0.1 million increase related to first-time marketing costs associated with our new Optical and Performance product lines.

General and Administrative Expense

General and administrative expense increased by $0.6 million (10%) to $6.2 million for the nine months ended September 30, 2011 from $5.7 million for the nine months ended September 30, 2010. General and administrative expense included $0.9 million related to LEM during the nine months ended September 30, 2010 such that general and administrative expense would have been $4.8 million on a pro forma basis for the 2010 period. On a pro forma basis, general and administrative expense for the 2011 period increased by $1.5 million when compared to the 2010 period. The $1.5 million increase on a pro forma basis was due largely to the restructuring of management in April 2011 and related costs during the nine months ended September 30, 2011. The $1.5 million increase on a pro forma basis included: (i) a $0.7 million increase in legal costs primarily related to securities, corporate affairs and contractual matters, as well as restructuring of management (ii) a $0.5 million increase in severance costs, (iii) a $0.5 million increase in consulting costs associated with the Regent Pacific consulting arrangement, and (iv) a $0.4 million increase in stock based compensation due primarily to the Regent Pacific warrant and stock option modifications, offset by (v) a $0.3 million decrease in bad debt expense due to improved accounts receivable collection activity in North America and Europe.

Shipping and Warehousing Expense

Shipping and warehousing expense decreased by $0.3 million (43%) to $0.5 million for the nine months ended September 30, 2011 from $0.8 million for the nine months ended September 30, 2010 due to the sale of LEM, which incurred $0.4 million of shipping and warehousing expenses during the nine months ended September 30, 2010.

Research and Development Expense

Research and development expense decreased by $0.8 million (63%) to $0.4 million for the nine months ended September 30, 2011 from $1.2 million for the nine months ended September 30, 2010 primarily due to (i) the sale of LEM which had $0.6 million of research and development expenses during the nine months ended September 30, 2010 and (ii) a $0.1 million decrease in R&D activity associated with the spending related to our licensed brands (O’Neill®, Melodies by MJB® and Margaritaville®) during the nine months ended September 30, 2011. We do not expect to incur research and development costs related to our licensed brands in the foreseeable future.

Other Operating Expense

Other operating expense was $2.0 million for the nine months ended September 30, 2011 and none during the nine months ended September 30, 2010. The increase is substantially all due to the decision during the nine months ended September 30, 2011 that the cash flow from the sale of the O’Neill® and Melodies by MJB® eyewear brands would be insufficient to cover the net present value due to the remaining royalty obligations. This decision resulted in a $1.9 million expense to operating expenses during the nine months ended September 30, 2011.

Other Net Expense

Other net expense was $1.1 million for the nine months ended September 30, 2011 compared to other net expense of $0.2 million for the nine months ended September 30, 2010. The difference was primarily due to increased interest expense from $0.3 million, net of LEM, for the nine months ended September 30, 2010 to $1.0 million for the nine months ended September 30, 2011. The increase in interest expense is a result of our increased indebtedness during the nine months ended September 30, 2011.

Income Tax Provision

The income tax expense for the nine months ended September 30, 2011 and 2010 was $27,000 and $134,000, respectively. Income tax provision included $132,000 related to LEM during the nine months ended September 30, 2010 such that income tax provision would have been $2,000 on a pro forma basis. Income tax provision is comprised primarily of minimum taxes due in Italy. We have recorded a full valuation allowance for deferred tax assets both in the U.S. and in Italy at September 30, 2011 and September 30, 2010, respectively.

Net Loss

A net loss of $7.5 million was incurred for the nine months ended September 30, 2011 compared to a net loss of $1.5 million for the nine months ended September 30, 2010.

Liquidity and Capital Resources

We finance our working capital needs and capital expenditures through a combination of operating cash flows and bank revolving lines of credit supplied by banks in the U.S. and in Italy, but have also required debt and equity financing because cash used by operations has been substantial due to ongoing losses and other factors, including higher than anticipated inventory levels. During 2010, we borrowed $7.0 million from our largest shareholder, Costa Brava Partnership III, L.P., entered into capital leases for certain long-term asset purchases, and issued other long-term debt to supplement our lines of credit. In February 2011, we raised $1.2 million from the sale of shares of our common stock to a single investor. In June 2011, we entered into a $6.0 million line of credit with Costa Brava and had borrowed $3.5 million under that line of credit as of September 30, 2011. As of September 30, 2011, we had a total of $13.7 million in debt under lines of credit, capital leases and notes payable. We recorded approximately $1.0 million in interest expense during the nine months ended September 30, 2011. Cash on hand at September 30, 2011 was $0.5 million. In October 2011, we borrowed an additional $1.0 million under our $6.0 million line of credit with Costa Brava resulting in a total amount $14.7 million of debt outstanding under lines of credit, capital leases and other notes payable.

Cash Flow Activities

Cash Used in Operating Activities. Cash used in operating activities consists primarily of net loss or loss adjusted for certain non-cash items, including depreciation, amortization, deferred income taxes, provision for bad debts, share-based compensation expense, other operating expense and the effect of changes in working capital and other activities.

Cash used in operating activities for the nine months ended September 30, 2011 was $4.7 million, which consisted of a net loss of $7.5 million, adjustments for non-cash items of approximately $3.3 million and approximately $0.4 million used in working capital and other activities. Included in the net loss is $2.0 million of other operating expense primarily related to the decision that the future cash flows from the sale of the O’Neill® and Melodies by MJB® eyewear brands would be insufficient to cover the net present value of the remaining minimum royalties. Working capital and other activities includes a $1.1 million increase in accounts receivable due to increased sales and timing of cash receipts combined with a $0.6 million decrease in accounts payable and accrued expenses reductions, offset by a $1.0 million reduction in net inventories and a $0.1 million reduction in prepaid expenses and other current assets.

Cash used in operating activities for the nine months ended September 30, 2010 was $1.2 million, which consisted of a net loss of $1.5 million, adjustments for non-cash items of approximately $1.8 million and approximately $1.5 million used in working capital and other activities. Working capital and other activities includes a $3.4 million increase in net inventories for the goggle season, the addition of the O’Neill® and Melodies by MJB® eyewear lines and a buildup of Spy® sunglasses in anticipation of increased sales. Working capital and other activities also includes a $1.3 million increase in accounts payable and accrued liabilities due to timing of invoices received and payments and a $0.4 million decrease in accounts receivable due to decreased sales and timing of cash receipts.

Cash Used in Investing Activities. Cash used in investing activities during the nine months ended September 30, 2011 was $0.2 million and was primarily attributable to the purchase of property and equipment.

Cash used in investing activities during the nine months ended September 30, 2010 was $0.5 million and was attributable to the purchase of fixed assets at LEM, including plant equipment, vehicles, computer and software equipment, leasehold improvements and molds, purchases at Orange 21 Europe for computer software and point-of-purchase displays, and purchases at O21NA for molds, a vehicle and computer hardware and software.

Cash Provided by Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2011 was $5.1 million and was primarily attributable to $3.5 million in proceeds received from the issuance of a promissory note to shareholder Costa Brava, $1.1 million in proceeds received from the sale of common stock to Harlingwood (Alpha), LLC, $0.2 million in proceeds received from the exercise of stock options, and $0.2 million in borrowings on our lines of credit.

Cash provided by financing activities for the nine months ended September 30, 2010 was $1.6 million and was attributable to $3.0 million in proceeds received from the issuance of a promissory note to shareholder Costa Brava, partially offset by $1.1 million in net repayments on our lines of credit and $0.3 million for notes payable and capital lease principal payments.

Credit Facilities

San Paolo. We had a €0.6 million line of credit in Italy with San Paolo IMI for LEM. Borrowing availability was based on eligible accounts receivable and export orders received at LEM. LEM was deconsolidated on December 31, 2010; therefore the balance in our Consolidated Balance Sheet is zero at September 30, 2011 and December 31, 2010.

Banca Popolare di Bergamo. We have two lines of credit with Banca Popolare di Bergamo in Italy for O21 Europe, one for a maximum of €150,000, subject to eligible accounts receivable, and one for €10,000. Both lines of credit are guaranteed by Eurofidi, a government-sponsored third party that guarantees debt, and expire on March 19, 2012.

The lines of credit balances at September 30, 2011 were zero. The lines of credit balances at December 31, 2010 were €124,000 (approximately US$166,000) and zero, respectively, and bear interest of 4.5%. Availability under these lines of credit at September 30, 2011 was €150,000 (approximately US$204,000) and €10,000 (approximately US$14,000), respectively.

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

The Loan Agreement imposes certain covenants on O21NA, including, but not limited to, covenants requiring O21NA to provide certain periodic reports to BFI, inform BFI of certain changes in the business, refrain from incurring additional debt in excess of $100,000 and refrain from paying dividends, and has cross default provisions. Further, the Loan Agreement provides that BFI may declare O21NA in default if O21NA experiences a material adverse change in its business or financial condition or if BFI determines that O21NA’s ability to perform under the Loan Agreement is materially impaired. BFI’s prior consent, which shall not be unreasonably withheld, is required in the event that O21NA seeks additional debt financing, including debt financing subordinate to BFI. O21NA also established a bank account in BFI’s name into which collections on accounts receivable and other collateral are deposited (the “Collateral Account”). Pursuant to the deposit control account agreement between O21NA and BFI with respect to the Collateral Account, BFI is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to O21NA any amounts remaining after payment of all amounts due under the Loan Agreement. O21NA was in compliance with the covenants under the Loan Agreement at September 30, 2011.

At September 30, 2011 and December 31, 2010, there were outstanding borrowings of $2.5 million and $2.1 million, respectively, under the Loan Agreement. At September 30, 2011, the remaining availability under this line was $0.6 million and the interest rate was 5.75%.

Costa Brava. In December 2010, O21NA borrowed $7.0 million under a promissory note due December 31, 2012 to Costa Brava Partnership III, L.P. (“Costa Brava”), an entity that owns at September 30, 2011 approximately 48.2%, or 52.0% on an as converted basis, of our common stock. The Chairman of our Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava. The promissory note replaced the $3.0 million, $1.0 million and $1.0 million promissory notes issued by O21NA to Costa Brava in March 2010, October 2010 and November 2010, respectively, as well as provided for an additional $2.0 million in new loan proceeds. The promissory note was accounted for as a modification of debt. The promissory note is subordinated to the Loan Agreement with BFI pursuant to the terms of a debt subordination agreement dated March 23, 2010 and amended on October 4, 2010, October 29, 2010, December 20,

2010, and July 11, 2011 by and between Costa Brava and BFI. The $7.0 million promissory note requires monthly and periodic interest payments and the entire original principal amount remains outstanding as of September 30, 2011.

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

The terms and conditions of the $7.0 million promissory note are similar to those of the $3.0 million, $1.0 million and $1.0 million promissory notes. Interest on the $7.0 million promissory note accrues daily at the following rates from the date of issuance of the promissory note: (i) 9% per annum payable on the last day of each calendar month and (ii) 3% per annum payable on the maturity date. In addition, the promissory note required that O21NA pay facility fees of $41,600 upon funding of the promissory note and 1% of the original principal amount on each of December 31, 2011 and on the maturity date, December 31, 2012. During the term of the promissory note, Costa Brava may, at its discretion, convert up to $2,250,000 of the principal amount of the promissory note into shares of our common stock at a conversion price of $2.25 per share. The $7.0 million promissory note contains representations and warranties, and reporting and financial covenants that are customary for financings of this type, and has cross default provisions. O21NA was in compliance with the covenants under the promissory note at September 30, 2011. The $7.0 million promissory note also requires Costa Brava’s consent with respect to certain financing transactions.

In June 2011, O21NA entered into a promissory note evidencing a $6.0 million line of credit commitment with Costa Brava. As of September 30, 2011, O21NA had borrowed $3.5 million under this line of credit. Interest on the outstanding borrowings accrues daily at a rate equal to 12% per annum. This line of credit requires monthly and periodic interest payments, and all amounts borrowed under this line of credit are due and payable on June 21, 2014. In addition, this line of credit requires that O21NA pay a facility fee on each of June 21, 2012, June 21, 2013 and on the maturity date, calculated as the lesser of (i) 1% of the average daily outstanding principal amount owed under the note for the 365 day period ending on June 21, 2012, 2013 and 2014 or (ii) $60,000.

The promissory note evidencing this line of credit is subordinated to the amounts borrowed by O21NA from BFI, pursuant to the terms of a Debt Subordination Agreement, dated March 23, 2010 and amended on October 4, 2010, October 29, 2010, December 20, 2010 and June 11, 2011, by and between Costa Brava and BFI. The promissory note evidencing this line of credit contains customary representations and warranties and reporting and financial covenants that are customary for financings of this type, and cross default provisions. O21NA was in compliance with the covenants under this promissory note at September 30, 2011. This promissory note also requires Costa Brava’s consent with respect to certain financing transactions.

The total outstanding borrowings under all promissory notes entered into with Costa Brava at September 30, 2011 was $10.5 million. In October 2011, O21NA borrowed another $1.0 million from the Costa Brava line of credit, resulting in a total amount outstanding of $4.5 million under this line of credit and increasing the total outstanding borrowings from Costa Brava to $11.5 million as of November 14, 2011.

Capital Requirements

We incurred significant negative cash flow from operations and net losses during the year ended December 31, 2010 and the nine months ended September 30, 2011 and 2010. In addition to our net losses during those respective periods, we had significant working capital requirements because, among other reasons, (i) we purchased inventory in anticipation of sales growth that did not occur and (ii) we were subject to minimum purchase commitments and made non-cancellable purchase orders pursuant to our agreements with LEM and its other suppliers, which we were unable to adjust when sales did not meet anticipated levels. Although we experienced sales growth during the three and nine months ended September 30, 2011 (excluding $1.3 million and $3.3 million in LEM sales, respectively, due to the sale of LEM on December 31, 2010), we anticipate that we will continue to have requirements for additional cash to finance our working capital requirements, to make higher investments in marketing and sales deemed necessary to achieve our desired business growth, and to pay the interest associated with our indebtedness.

We rely on our credit lines with BFI, Banca Popolare di Bergamo and Costa Brava and on the $7.0 million received under the Costa Brava promissory note in December 2010. BFI may, however, reduce O21NA’s borrowing availability in certain circumstances, including, without limitation, if in its reasonable business judgment, O21NA’s creditworthiness, sales or the liquidation value of O21NA’s inventory have declined materially. Further the BFI loan agreement provides that BFI may declare O21NA in default if O21NA experiences a material adverse change in its business or financial condition or if BFI determines that O21NA’s ability to perform under the loan agreement is materially impaired.

We anticipate that we will need additional capital during the next 12 months to support our planned operations, and intend both to borrow more on our existing lines of credit from Costa Brava and BFI, provided they remain available and on terms acceptable to us and to, if necessary, raise additional capital through a combination of debt and/or equity financings. However, we believe that we will have sufficient cash on hand and cash available under credit facilities to enable us to meet our operating requirements for at least the next 12 months without having to raise additional capital if we are able to achieve some or a combination of the following factors: (i) achieve desired net sales growth, (ii) improve our management of working capital, (iii) decrease our current and anticipated inventory to lower levels, (iv) improve and maintain the desired level of sales and marketing increases included in our operating expenses intended to support its desired sales growth, and/or (v) achieve increases in the available portion of our credit facilities.

The level of our future capital requirements will depend on many factors, including some or a combination of the following: (i) our ability to grow our net sales, (ii) our ability to significantly improve our management of working capital and/or (iii) manage expected expenses and capital expenditures. The continued perception of uncertainty in the world’s economy may adversely impact our access to capital through our credit lines and other sources. The current economic environment could also cause lenders and other counterparties who provide credit to us to breach their obligations to us, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under the our credit arrangements.

Our access to additional financing will depend on a variety of factors (many of which we have little or no control over) such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of our long-term or short-term financial prospects. If future capital is not available or is not available on acceptable terms, we may not be able to fund our planned operations if we require such capital, which could have an adverse effect on our business.

Off-balance sheet arrangements

We did not enter into any off-balance sheet arrangements during the nine months ended September 30, 2011 and 2010, nor did we have any off-balance sheet arrangements outstanding at September 30, 2011 and December 31, 2010.

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

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

Revenue Recognition and Reserve for Returns

Our revenue is primarily generated through sales of sunglasses, goggles and apparel, net of returns and discounts. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. These criteria are usually met upon delivery to our common carrier, which is also when the risk of ownership and title passes to our customers.

Generally, we extend credit to our customers after performing credit evaluations and do not require collateral. Our payment terms generally range from net-30 to net-90, depending on the country or whether we sell directly to retailers or to a distributor. Our distributors are typically set up as prepay accounts; however, credit may be extended to certain distributors, usually upon receipt of a letter of credit. Generally, our sales agreements with our customers, including distributors, do not provide for any rights of return or price protection. However, we do approve returns on a case-by-case basis in our sole discretion. We record an allowance for estimated returns when revenue is recorded based on historical data and make adjustments when we consider it necessary. The allowance for returns is calculated using a three step process that includes: (1) calculating an average of actual returns as a percentage of sales over a rolling twelve month period; (2) estimating the average time period between a sale and the return of the product (13.0 and 12.3 months at September 30, 2011 for O21NA and O21 Europe, respectively) and (3) estimating the value of the product returned. The reserve is calculated as the average return percentage times gross sales for the average return period less the estimated value of the product returned and adjustments are made as we consider necessary. The average return percentages at September 30, 2011, the range of the average return percentages over the past two years and the effect on the liability and net sales if the highest average percentage over the past years had been used at September 30, 2011 are shown below in our sensitivity analysis. Historically, actual returns have been within our expectations. If future returns are higher than our estimates, our earnings would be adversely affected.

	Sales Return Reserve Sensitivity Analysis
	(A)	(B)	(C)	(D)
	Average Returns % at September 30, 2011	Average Returns % Range during past two years	Increase (decrease) to the liability if highest average return rate in (B) were used	Increase (decrease) to net sales if highest average return rate in (B) were used
			(Thousands)	(Thousands)
O21NA:
Spy®	5.3%	4.9% - 8.1%	$614	$(614)
O’Neill®	1.9%	0% - 4.3%	17	(17)
Melodies by MJB®	13.2%	0% - 24.3%	35	(35)
Margaritaville®	3.4%	0% - 3.4%	$—	$—

O21 Europe:
Spy®	1.4%	1.3% - 8.2%	$238	$(238)
O’Neill®	1.0%	0% - 6.8%	$28	$(28)

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

Recently Issued Accounting Principles

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220)—Presentation of Comprehensive Income (“ASU 2011-05”), which amends current comprehensive income guidance by eliminating the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted. We do not anticipate the adoption of ASU 2011-05 to have an impact on our results of operations, financial condition, or cash flows as the only requirement is a change in the format of the current presentation.

Item 4. Controls and Procedures.

Disclosure Control and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2011, the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time frames specified by the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we may be party to lawsuits in the ordinary course of business. We are not currently a party to any material legal proceedings.

Item 1A.	Risk Factors.

The risk factors set forth below update the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. In addition to the risk factors below, you should carefully consider the other risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, any of which could also materially affect our business, financial position and results of operations.

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

We have incurred significant losses and negative cash flow from operations, including during the nine months ended September 30, 2011.

We anticipate that we will need additional capital during the next twelve months to support our planned operations, and intend to both borrow more on our existing lines of credit from Costa Brava and BFI, provided they remain available and on terms acceptable to us, and to raise capital through a combination of debt and/or equity financings. The level of our future capital requirements will depend on many factors, including our ability to grow and maintain net sales and our ability to manage working capital, expenses and expected capital expenditures. The continued perception of uncertainty in the world’s economy may adversely impact our access to capital through our credit lines and other sources. The current economic environment could also cause lenders and other counterparties who provide credit to us to breach their obligations to us, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under the our credit arrangements.

The recent changes in our senior management may result in disruption of our operations or adversely impact the implementation of our business plan.

In October 2011, our board of directors appointed our chief executive officer to become a member of our board of directors effective December 15, 2011, and accepted her resignation as chief executive officer effective that date, appointed our current president to be our chief executive officer effective December 15, 2011, appointed our current interim chief financial officer and treasurer to be our chief financial officer, treasurer and secretary effective on January 3, 2012, and appointed a new executive vice president, sales and operations effective on his commencement of employment, which is anticipated to be December 1, 2011. The effect of the change in our senior management may result in a disruption of our operations or could adversely impact the implementation of our business plan.

Item 6.	Exhibits.

See accompanying Exhibit Index included after the signature page to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orange 21 Inc.

Date: November 14, 2011	By	/s/ Michael D. Angel
Michael D. Angel
Interim Chief Financial Officer and Treasurer
(Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description of Document	Incorporation by Reference

2.1	1st Amendment to Master Agreement dated September 23, 2011 by and among Orange 21 Inc., Orange 21 Europe S.r.l., Stefano Lodigiani, Claudio Marcassa, Nomec 92 S.r.l. and Greencube S.r.l.	Filed herewith

3.1	Restated Certificate of Incorporation	Incorporated by reference to Form 10-Q filed November 16, 2009

3.2	Amended and Restated Bylaws	Incorporated by reference to Form 10-Q filed August 13, 2009

10.1+	First Amendment to Retainer Agreement between Regent Pacific Management Corporation and Orange 21 Inc. dated September 20, 2011	Incorporated by reference to Form 8-K filed September 26, 2011

10.2+	Amended and Restated Executive Employment Agreement by and between Orange 21 Inc. and Michael Marckx dated October 31, 2011	Incorporated by reference to Form 8-K filed November 2, 2011

10.3+	Amended and Restated Change in Control Severance Agreement by and between Orange 21 Inc. and Michael Marckx dated October 31, 2011	Incorporated by reference to Form 8-K filed November 2, 2011

10.4+	Executive Employment Agreement by and between Orange 21 Inc. and Michael D. Angel dated as October 31, 2011	Incorporated by reference to Form 8-K filed November 2, 2011

10.5+	Form of Change in Control Severance Agreement by and between Orange 21 Inc. and Michael D. Angel	Incorporated by reference to Form 8-K filed November 2, 2011

10.6+	Executive Employment Agreement by and between Orange 21 Inc. and Greg Hagerman dated as October 31, 2011	Incorporated by reference to Form 8-K filed November 2, 2011

10.7+	Form of Change in Control Severance Agreement by and between Orange 21 Inc. and Greg Hagerman	Incorporated by reference to Form 8-K filed November 2, 2011

10.8+	Amended and Restated Orange 21 Inc. 2004 Stock Incentive Plan	Filed herewith

10.9†	Amended and Restated License Agreement dated July 18, 2011 between Orange 21 Inc. and Rose Colored Glasses LLC†	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS*	XBRL Instance Document	Furnished herewith

Exhibit No.	Description of Document	Incorporation by Reference

101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

†	The registrant has requested confidential treatment for portions of this agreement. Accordingly, certain portions of this agreement have been omitted in the version filed with this report and such confidential portions have been filed with the Securities and Exchange Commission.
+	Management contract or compensatory plan or arrangement.
#	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
*	Pursuant to Rule 406T of regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.