Form 10-Q/A
period 2011-06-30
Orange 21 Inc.
filed 2011-11-30
CIK 932372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Explanatory Note

The sole purpose of this Amendment No. 2 to Orange 21 Inc.’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended June 30, 2011, as filed with the Securities and Exchange Commission (the “Commission”) on August 15, 2011 and amended on September 2, 2011, is to amend the Form 10-Q as an exhibit-only filing in response to comments received from the staff of the Commission regarding a request for confidential treatment of certain portions of exhibit 10.5 originally filed with the Form 10-Q. This Amendment No. 2 to the Form 10-Q amends and restates the exhibit index included in Part II, Item 6 of the Form 10-Q to include a version of exhibit 10.5 with fewer redactions compared to the exhibit 10.5 filed with Form 10-Q on August 15, 2011.

No other changes have been made to the Form 10-Q. This Amendment No. 2 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6. Exhibits

See accompanying Exhibit Index included after the signature page to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orange 21 Inc.

Date: November 29, 2011	By	/s/ Michael D. Angel
Michael D. Angel
Interim Chief Financial Officer and Treasurer
(Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description of Document	Incorporation by Reference

3.1	Restated Certificate of Incorporation	Incorporated by reference to Form 10-Q filed November 16, 2009.

3.2	Amended and Restated Bylaws	Incorporated by reference to Form 10-Q filed August 13, 2009.

4.1	Warrant Agreement with Regent Pacific	Incorporated by reference to Form 10-Q filed August 15, 2011.

10.1+	Retention Agreement with Regent Pacific Management Corporation	Incorporated by reference to Form 8-K filed April 15, 2011.

10.2+	Employment Agreement with Carol Montgomery	Incorporated by reference to Form 8-K filed April 15, 2011.

10.3+	Employment Agreement with Michael Marckx	Incorporated by reference to Form 8-K filed April 15, 2011.

10.4+	Change in Control Severance Agreement with Michael Marckx	Incorporated by reference to Form 8-K filed April 15, 2011.

10.5*	Amended and Restated License Agreement by and between the Company and Rose Colored Glasses LLC, dated July 18, 2011	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document	Incorporated by reference to Form 10-Q/A filed September 2, 2011.

101.SCH	XBRL Taxonomy Extension Schema Document	Incorporated by reference to Form 10-Q/A filed September 2, 2011.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Incorporated by reference to Form 10-Q/A filed September 2, 2011.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Incorporated by reference to Form 10-Q/A filed September 2, 2011.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Incorporated by reference to Form 10-Q/A filed September 2, 2011.

*	The Company has requested confidential treatment for portions of this agreement. Accordingly, certain portions of this agreement have been omitted in the version filed with this report and such confidential portions have been filed with the Securities and Exchange Commission.

+	Management contract or compensatory plan or arrangement.
#	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.