Form 10-K
period 2011-12-31
Spy Inc.
filed 2012-03-20
CIK 932372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-51071

SPY INC.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the closing price on June 30, 2011 was $5,396,229. As of March 6, 2012, there were 13,012,450 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2012 annual meeting of stockholders.

SPY INC. AND SUBSIDIARIES

2011 FORM 10-K

PART I

Item 1. Business

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. All statements in this report, other than those that are purely historical, are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Forward-looking statements in this report include, without limitation, statements regarding:

•	our ability to increase sales levels;

•	our ability to manage expense levels;

•	competition and the factors we believe provide us a competitive advantage;

•	the importance of our ability to develop and produce new and/or innovative products;

•	product line extensions and new product lines;

•	the importance and effectiveness of marketing our products;

•	the effect of seasonality on our business;

•

the sufficiency of our existing sources of liquidity and anticipated cash flows from operations to fund our operations, capital expenditures and other working capital requirements for the next 12 months;

•	the circumstances under which we may seek additional financing and our ability to obtain any such financing;

•	the importance of our intellectual property; and

•	our efforts to protect our intellectual property.

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

Overview

SPY Inc. designs, markets and distributes premium sunglasses, goggles and prescription frame eyewear. In 1994, we began as a grassroots brand in Southern California with the goal of creating innovative and aesthetically progressive eyewear, and, in doing so, we believe we captured the imagination of the action sports market with authentic, distinctive, performance-driven products under the SPY® brand. Today, we believe the SPY® brand, symbolized by the distinct “cross” logo, is a well recognized eyewear brand in its segment of the action sports industry, with a reputation for its high quality products, style and innovation.

We were incorporated as Sports Colors, Inc. in California in August 1992, but we had no operations until April 1994, when we changed our name to Spy Optic, Inc. In November 2004, we reincorporated in Delaware and changed our name to Orange 21 Inc. In February 2012, we changed our name from Orange 21 Inc. to SPY Inc. to better reflect the focus of our business going forward.

References in this report to “we,” “our,” “us,” “SPY,” and “SPY Inc.” refer to SPY Inc. and its two operating subsidiaries—Spy Optic Inc. (“SPY North America”) and Spy Optic Europe S.r.l. S.U. (“SPY Europe”)—except where the context clearly indicates that the term refers only to SPY Inc. Effective December 31, 2010, we sold substantially all of our interest in LEM S.r.l. (“LEM”). See “Deconsolidation of LEM” in Note 1 to the Consolidated Financial Statements.

SPY® and Spy Optic® are the registered trademarks of SPY Inc. and its subsidiaries. O’Neill®, Margaritaville®, Melodies by MJB® and other brands, names and trademarks contained in this report are the property of their respective owners.

Our Products and Target Markets

SPY® Products

We design, market and distribute premium products for hard core participants in action sports, motorsports, snow sports, cycling and multi-sports markets, which embrace their attendant lifestyle subcultures, crossing over into more mainstream fashion, music and entertainment markets. We believe a principal strength is our ability to create distinctive products for active people within the youthful demographics of these subcultures. Our principal products—sunglasses, goggles and prescription frames—are marketed under the SPY® brand.

We have built SPY® by developing innovative, proprietary, performance-based products with quality materials and lens technologies, style and value. We sell our products directly to numerous retail locations in North America, and to retail locations internationally supported by our international staff and distributors. We have developed collaborations with important multi-store action sports, sporting goods, sunglass specialty and lifestyle retailers in North America and other strategically-selected, individually owned-and-operated specialty retailers focusing on surfing, motocross, snowboarding, cycling, skateboarding, snow skiing, motorsports, wakeboarding, multi-sports and mountain biking.

We separate our eyewear products into three groups: (i) Sunglasses, which includes fashion, performance sport and women-specific sunglasses; (ii) Goggles, which includes snow sport and motocross goggles created for our core demographics, and a new goggle line extension for the SPY® brand that targets new distribution opportunities and customers; and (iii) Optical, which includes optical-quality frames and sunglasses for persons in a slightly older, but still youthful, demographic. In addition, we sell branded accessories for sunglasses and goggles.

SPY® is a creative, athlete-driven brand. We strive to ensure that our products are relevant in function and design. We do this, in part, through receiving feedback from the athletes who wear our products during competition and by knowing the lifestyles of our target customers. In doing so, we believe we are able to offer a stronger product offering to our target market.

Previous Products

During 2011 and 2010, we designed, manufactured and sold eyewear under the O’Neill®, Melodies by MJB® and Margaritaville® brands. During 2011, we decided to focus our development, marketing and sales activity on our SPY® products. As part of that focus, we decided to cease any new purchase orders of additional inventory for the O’Neill®, Melodies by MJB® and Margaritaville® licensed eyewear brands. In July 2011, we entered into an agreement with Rose Colored Glasses LLC in which, among other matters, the parties agreed to terminate the existing license agreement for Melodies by MJB® effective March 31, 2012. Additionally, in December 2011, SPY North America gave O’Neill® a 180 day notice of termination in accordance with the allowable termination clause in the agreement.

Business Strategy

Our goal is to capitalize on the strengths of the SPY® brand by providing consumers with stylish, high-quality and performance-driven products. We strive to differentiate our brand through two primary means: (1) emphasizing an irreverent brand personality that is authentic to our customer base; and (2) achieving recognition for high-quality products and innovative product designs. To this end, we are pursuing the following operating and growth strategies.

Operating and Growth Strategies

Brand Development.    Brand development is a cornerstone of our company. SPY® reflects a collaboration of talented athletes, designers, and creative people connected by a common obsession with action sports, riding, technology, style, music, and world-class performance—all with an irreverent, but fun attitude. We strive to design products that continuously evolve in style and performance and remain attractive to core consumers in our target markets and to our retail accounts. In 2011, we reorganized our product development in ways that we believe will allow us to respond more quickly to changing consumer tastes and preferences. We also refocused our brand in 2011 through marketing initiatives, including a new advertising campaign and what we believe is more effective use of our athletes. We intend to continue these initiatives.

Drive Product Demand Through Quality and Innovative Design.    We focus on what helped build our brand from its inception: technological performance through the development of proprietary features and lens technologies. For example, our patented Scoop® airflow technology contains our ARC® lenses that are engineered to incorporate interchangeable lenses. Our sunglasses are forged from high quality materials such as Grilamid®, propionate and acetate. These technologies and materials provide performance features and product characteristics, such as flexible sport frames, more comfortable fashion frames and, in the case of acetate, allow us to hand cut and polish our fashion frames. Our use of hand painting techniques and specialized trims, including metal logos, hinges and temple plates, help us to create distinctive premium sunglasses and goggles. We intend to continue developing innovative styles and products in order to further strengthen our brand. We believe our continued focus on innovation will help drive demand for our products.

Brand Authenticity.    To sustain the relevancy of our brands to our target market, we reorganized our entire marketing operation in 2011, and realigned our branding efforts in order to reflect better the original intent of our brand. We collaborate closely with our team riders, our music and art community and our key retailers. Our grassroots marketing programs include the participation and sponsorship of events, online storytelling, and feature advertising in action sports and lifestyle media. Our advertising campaign, found in many vertical print media titles, combines athletes, lifestyle and innovative product photography. Our approach to event marketing utilizes our SPY® branded vehicles to showcase our products and athletes at a wide variety of events. As the official eyewear sponsor of USA Cycling, we are involved in 18 national championship events annually.

Actively Manage Retail Relationships.    We manage the retail sales process by monitoring customer sales and inventory levels by product category and style with the objective of ensuring optimal brand representation and product offerings. Our sales programs, including in-store clinics, point-of-purchase displays, online sales support and marketing materials are designed to assist our authorized retailers in promoting the authenticity of our brands and products and maximize the implementation of our consumer marketing initiatives. We plan to continue to develop strategic partnerships with specialty and national retailers that are designed to help ensure brand authenticity and maximum point-of-sale opportunities. We believe we generally have very good relationships with our retailers, which help us influence the assortments and positioning of our products at retail.

Expand Domestic Distribution and Brand Recognition Outside of California.    We believe opportunities exist to increase our sales outside of California by building partnerships with our key retailers through brand management, product positioning and managing account expectations for turn and profitability.

Expand International Distribution.    We believe opportunities exist to increase our sales outside of North America through our recently introduced prescription frame and performance sport sunglass product lines. To increase the distribution of these products and our existing core products on a domestically and internationally, we utilize different distribution models based on the needs for each individual territory. Our two current distribution models are Direct and Traditional Distribution.

Direct: This model is currently utilized in several of our larger target markets in Europe. This model emulates the distribution model we currently use in North America. We hired a sales force and sell products directly to our dealer network within these countries. We believe this model provides the best opportunity to accelerate growth within these countries, but it also requires the most upfront investment to establish the dealer network, sales force and internal infrastructure.

Traditional Distribution: This model is used where we see less demand for our product at present. It allows us to sell products within certain countries without making a substantial investment in that country. Products are sold to an authorized distributor in the country who in turn provides all sales, service, marketing and accounting functions for the dealer base within that country. The effectiveness of this model is directly related to the effectiveness of the distribution partners in the relevant markets, which, in turn, is affected by our brand’s overall strength in the action sports market.

Introduce New Products.    We intend to increase our sales by developing and introducing new products that embody our style, and standards of design, performance, value and quality. We expanded our prescription frame and performance sport sunglasses in both North America and international markets in 2011. We plan to introduce more new eyewear product lines, such as fashion eyeglass frames, and product lines with premium lenses and special limited edition collections.

Products

We design, market and distribute premium sunglasses, goggles, prescription frames, apparel and accessories. Our current eyewear product line consists of seven product categories, including fashion sunglasses, women-specific sunglasses, performance sport sunglasses, prescription frames, snow sport goggles, motocross goggles and accessories.

Fashion Sunglasses

We currently offer a broad selection of fashion sunglass products. The majority of our fashion sunglass frames are constructed of propionate or acetate, which enable us to produce smooth, dense products that are adjustable to facial contours and are comfortable to wear. These frames are engineered using a wide variety of distinctive colorations and color fades that are created and/or polished for a high-gloss finish. The majority of our fashion sunglass frames, including all color fades, are hand-painted in Italy or China. We also incorporate adjustable wire-core temples into many of our fashion sunglass products so that our sunglass frames will provide a more custom fit for each individual. In addition, we offer metal sunglass frames and eyewear forged from pliable yet strong monel alloy, a metal compound made from nickel, silver and aluminum. Retail prices for these models range from $75 to $180.

Women-Specific Sunglasses

We currently offer several models of women-specific sunglass products. These models are constructed of propionate or acetate, which are engineered utilizing a wide variety of distinctive colorations and color fades that are polished for a high-gloss finish. Other materials utilized in this product line include Grilamid® and monel alloy. Retail prices for these models range from $85 to $120.

Performance Sport Sunglasses

We currently offer several SPY® branded performance sport sunglass products, which are designed to meet the demands of cyclists and other action sports athletes while offering innovative styling. The frames are constructed from injection-molded Grilamid®, a lightweight material that is shatter-resistant and remains pliable in all weather conditions. These models incorporate our patented Scoop® airflow technology, contain our ARC® lenses and are engineered to incorporate interchangeable lenses. Most models also are available with our Trident™ polarized lenses and Hytrel rubber on the bridge and temple tips of the frames to prevent slippage. Retail prices for these models range from $85 to $160.

Prescription Frames

We currently offer a broad selection of unisex prescription eyewear frames, made in Italy or China of hand-milled acetate and monel alloy. These frames are available worldwide and retail prices for these frames range between from $180 to $210.

Snow Sport Goggles

We currently offer several models of snow sport goggle products. Our snow sport goggle models are constructed of injected polyurethane, anti-fog lens construction and hypoallergenic foam, and offer 100% ultraviolet, or UV, protection. Select styles incorporate our patented Scoop® airflow technology, Optics by Carl Zeiss Vision, Isotron™ face foam with Dri-Force™ Fleece. Three of the SPY® models use our ARC® spherical, dual-lens system and the other models utilize cylindrical, dual-pane lens technology. All of our goggles are helmet compatible. Retail prices for these models range from $35 to $150.

Motocross Goggles

We currently offer several models of motocross goggles products. Similar to our line of snow sport goggles, our motocross goggles are constructed of injected polyurethane and incorporate our patented Scoop® airflow technology, Isotron™ face foam and Lexan hard-coated scratch-resistant lenses. For perspiration absorption, we use either our moisture-wicking Dri-Force™ fleece, which is bonded to our Isotron™ face foam, or our two-stage Sweat Absorption System. All of the models of motocross goggles use our high-quality, anti-fog coating and are compatible with tear-off lens systems. Retail prices for these models range from $30 to $70.

Accessories

We currently offer a broad selection of motocross accessories as well as performance sport sunglass and snow sport goggle lens replacement kits, which enable consumers to interchange the color of lenses in our performance sport sunglasses to adjust to various light conditions. Retail prices for our accessories range from $20 to $60.

Sales and Distribution

Our strategic growth depends on the careful selection of retail accounts which are able to effectively address our target market. We sell our products directly to numerous retail locations in North America, and to numerous retail locations internationally supported by our international staff and distributors. Our distribution strategy focused on the action sports and lifestyle markets has been important to developing new channel business and fostering stronger businesses with our current national account partners. We believe the largest current growth opportunity for our brand is expanding our presence in the prescription frame and performance sport sunglasses distribution channels and increasing other product sales into additional sporting goods, sunglass specialty and optical retailers domestically and internationally. As a result, we intend to focus substantial resources towards our brand development and growing sales of our products to these types of retail accounts. Additionally, we sell direct to consumer primarily through our e-commerce website, www.spyoptic.com, as well as through several other on-line channels.

Domestic Sales and Distribution

We sell our products to retailers who merchandise our products in a manner consistent with the image of our brand and the quality of our products. We have developed collaborations with multi-store action sport, sporting goods, sunglass specialty and lifestyle retailers in North America and other individually-owned-and-operated specialty retailers focusing on surfing, cycling and multi-sports, skateboarding, snowboarding, snow skiing, motocross, wakeboarding and mountain biking. Our domestic sales force consists of independent non-exclusive field sales representatives and an internal sales organization.

We require our retailers and distributors to maintain specific standards in representing our brand at the point of sale, including minimum inventory levels, point-of-purchase branding, authorized dealer identification and an agreement designed to ensure that store inventory is consistent with our current product collection. Our retailers also must agree not to resell or divert products through unauthorized distribution channels. To preserve and enhance our brands, retailers not adhering to strict guidelines are coached to ensure compliance to such guidelines. Retailers that do not comply with our guidelines are eliminated from our authorized dealer network.

We understand that our retail partners represent the connection between our brand and the consumer; therefore, we are focused on building strong relationships with our top accounts and their senior management, buyers, merchandisers and retail sales staff. Our retail marketing and sales support teams assist our sales representatives and retailers with the tools, knowledge and support to sell our products. We provide dealer catalogs, clinic tools, displays, point-of-purchase materials, dealer mailings, sales representative training and an in-house support staff designed to ensure that we focus on all aspects of selling our products and building relationships with our retailers. We also utilize SPY® branded support vehicles operated by key sales and marketing representatives. These vehicles help promote our SPY® brand at regional action sports events and provide a variety of retailer support services, including merchandising and onsite training.

International Sales and Distribution

Our products are currently sold in over 40 countries outside of North America. Net sales to foreign countries accounted for 15% and 28% of our total net sales for the years ended December 31, 2011 and 2010, respectively. All of our sales, marketing and distribution activities outside of North America are currently serviced directly by our wholly-owned European subsidiary, SPY Europe, located in Varese, Italy. Our international sales are generated by our direct sales force in several of our larger target markets in Europe and elsewhere by our international distributors. Our direct sales force consists of independent sales representatives and by a sales agency in a target market for the Optical Distribution channel. Our international distributors utilize an independent or hired sales force consisting of non-exclusive sales representatives in the regions of Europe,

Middle East and Africa, Asia Pacific and South America. These distributors help us ensure that each region is provided with the marketing, sales support and product mix that is complementary to the needs of retailers within their respective territories.

In addition to our traditional distribution model, we employ another method of international distribution that does not rely exclusively upon our international distributors and their sales representatives. This method of international distribution consists of targeting sales territories where product demand is expected to support the establishment of direct operations in such territory, which we refer to as our Dealer Direct program. This program utilizes regional independent or agency sales representatives that provide all on-site retail services, while we provide all marketing, accounting and fulfillment operations. Fulfillment services can be provided by our United States or Italy based distribution centers, depending on the location of the Dealer Direct territory. We have implemented the Dealer Direct program in France, Italy, Spain, Germany and Austria. We may continue to expand this program in other countries in the future. We regularly evaluate alternative distribution models with the goal of increasing our international sales.

Promotion and Advertising

The marketing, promotions and public relations of our SPY® brand are all managed by our in-house staff with the assistance of specialized athlete consultants. This structure is designed to enable us to deliver a targeted, consistent and recognized advertising message across all consumer touchpoints. We generally do not use outside marketing agencies, preferring instead to rely on our internal marketing and art departments to create and manage our advertisements and various marketing initiatives. Our marketing is informed through collaboration with our roster of athletes.

We market at the grassroots level in the action sports market and its attendant lifestyle markets. At the same time, we have recently expanded to include higher profile media through broadcast and outdoor advertising.

Our promotions and advertising emphasize what we believe are the distinguishing aspects of our SPY® brand and builds upon the authenticity and credibility of our athletes. Marketing efforts are focused on the youth culture, with an emphasis on 18 to 35 year olds. Our advertising and promotional strategy primarily consists of athlete sponsorship, television, outdoor media, SPY® branded events, co-sponsored events, promotional vehicle tours, print advertisements, music, film and online marketing programs.

We employ managers for the surf, cycling, snowboard, ski, motocross, motosports and wakeboard sectors of the action sports market, each of whom possess expertise within his or her specific discipline. Many of our managers were professional athletes and remain involved within their specific sports. Our managers are responsible for selecting sponsored athletes, grassroots marketing and creating special event initiatives, maintaining industry relationships and directing print advertising placement within their segment.

We are extremely selective with athlete sponsorship and seek to work with those who are the right fit for our brand in their athletic pursuits, lifestyle and ability to influence youth culture on a regional or domestic or international level. We sponsor domestic and international teams of world-class athletes that wear our eyewear and goggles, use our products and prominently display the SPY® brand and its distinctive “cross” logo in competitions and in other public appearances. We also produce or sponsor films featuring our athletes, and support contests and other events in which our athletes promote our products. Some of our best-known athletes across a multitude of sports include the following:

Surfers—John John Florence, Nate Tyler, Joel Tudor, Wade Goodall, Alex Gray and Alana Blanchard

Snowboarders —Louie Vito, DCP, Eero Niemela and Darrell Mathes

Skiers—Ahmet Dadali, Wiley Miller and JF Houle

Snowmobile Rider—Tucker Hibbert

Wakeboarders—Danny Harf, Bob Soven, Tom Fooshee and the Bonifay brothers—Parks and Shane

Motocross Riders—Jeremy McGrath, Kevin Windham and Tony Cairoli

NASCAR Driver—Dale Earnhardt Jr.

Rally Car Racer—Ken Block

IndyCar Racer—J.R. Hildebrand

Cyclists—Matthew Busche, Jonathan Paige and Nicole Duke

Mountain Bikers—Sam Hill, Troy Brosnan and Mike Montgomery

Triathletes—Chris McDonald, Mac Brown and Ian Mikelson

BMX Riders—Cory Bohan, Gary Young and Brandon Dosch

We sponsor national and regional action sports events and employ a SPY® vehicle-marketing program designed to fortify the SPY® brand at trade shows and action sports, music and lifestyle events.

Our marketing program, which includes our outdoor and print campaigns, combines our irreverent brand attributes with our sponsored athletes’ personalities and lifestyles and creative product photography. We believe we benefit from the exposure generated by our athletes as an editorial endorsement of our products performance and style. We work with major trade magazines, including Velo News, Transworld Business and Snow Industries of America Daily News, who publish special product reports, including reports featuring our products, in conjunction with international and domestic action sports and power sports trade shows. We also attend relevant major action sport, cycling, outdoor and prescription optical trade shows in North America, Europe and the Asia/Pacific region to promote our brand and products.

Product Design and Development

•

Our products are designed for individuals who embrace the action sports, performance and lifestyle markets. We believe that valuable input comes from our managers, employees, sponsored athletes, retailers and sales representatives who are actively involved in action sports. This connection with the action sports and lifestyle markets greatly influences our product design and features.

•

In order to respond effectively to changing consumer preferences, we stay abreast of emerging lifestyle, technical and fashion trends in the action sports, performance and lifestyle markets. Our design team regularly monitors regional domestic and international fashion in order to identify trends that may be incorporated into future product designs.

•

Every eyewear design starts with a hand-drawn sketch, which is then converted into a computer-rendered technical drawing. The computer-rendered technical drawing is then fabricated into a hand-finished prototype. This prototype is extensively analyzed and measured through laboratory and field-testing to ensure that it reflects the design integrity of the original sketch and that the fit meets our standards. In addition, we often incorporate key changes and improvements for our eyewear through input from our sponsored athletes, sales representatives, managers, retailers and employees. Once the prototype is thoroughly tested and optimized, the design is translated into a hand-polished, steel injection-mold or a “tool” for handmade product.

•

Our goal is to differentiate our products from those of our competitors by incorporating innovative designs, advanced optical technology, and premium components and materials. We believe that the experience of our design team will help us maintain our position as a recognized brand in the action sports and lifestyle markets and help us expand the scope of our products into the prescription frame and performance sport sunglass markets.

Research and development expenses during the years ended December 31, 2011 and 2010 were approximately $0.6 million and $1.5 million, respectively.

Product Technologies

Scoop® Airflow Technology

Our patented airflow system is referred to as Scoop® airflow technology. The Scoop® ventilation system forces air through strategically placed vents on goggle and sunglass frames, which reduces pressure and eliminates fogging. Our Scoop® technology is protected by four U.S. patents. Currently, we license our Scoop® technology to one other sunglass company on a non-exclusive basis. During the years ended December 31, 2011 and 2010, we received minimal royalty revenue from this sunglass company.

Sunglass Lens Technology

Our Accurate Radius Curvature, or ARC®, prismatic lenses are used in most of our sunglass frames and are designed to provide optically correct, distortion-free vision and a total absence of prismatic aberration and astigmatism. Our ARC™ lens becomes thinner as it moves away from the optical center of the lens. This feature is designed to complement the natural curvature of the human eye to provide clarity at all angles of vision, eliminate distortion and selectively filter out light waves that cause eye fatigue and discomfort. The lens properties, combined with high-quality, vacuum-applied surface coatings, are designed to manipulate the light spectrum to ensure maximum visual performance with no distortion. We also offer a number of surface coatings to achieve different lens colors by absorbing and reflecting different wavelengths in the light spectrum. In addition, we integrate filtering agents into our lens manufacturing process, which is designed to provide eye protection in every type of environment. All of our lenses provide complete UV protection, including UVA, UVB, and UVC energy, and are designed to protect against the harmful effects of solar radiation.

Some of our products incorporate high-quality injected polarized lenses. Our Trident™ polarized lenses are designed to diffuse glare through the use of a highly advanced polarizing filter placed between two injected lens layers. Some of our products are also ANSI certified and meet the Z80.3 standard, which stipulates criteria for aspects of quality and safety that the consumer would not be able to assess visually. This includes elements such as transmittance (e.g., being able to distinguish between a green and yellow light in average daylight), cosmetic quality (eliminating cracks or bubbles in the plastic), and durability tests (including flame resistance).

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

•

Optics by Carl Zeiss Vision.    During 2010 we introduced this lens technology to the Soldier and the Bias. We collaborated with Optics by Carl Zeiss Vision on this technology. This lens program is designed to provide optical performance, clarity and toughness for lens tints and mirror in all conditions.

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

Manufacturing

During 2011, we purchased a majority of our sunglass products approximately equally from one manufacturer in China and one manufacturer in Italy (LEM S.r.l. or “LEM”), and in the future, believe we will purchase a greater portion of our sunglasses sourced from China. Our sunglass manufacturing process begins with fabrication of the eyewear frames. The final mold for each model of our eyewear products is injected with intensely heated materials, such as Grilamid® or propionate. The components of each frame are then placed in a wood chip or ceramic chip tumbling machine designed to ensure that every frame piece is smooth. After the tumbling process, the frames are washed in high-speed ultra-sonic vibration machines to clean them prior to the inspections, polish and painting process.

Our painting process includes up to five layers of paint. Each of these layers includes a multi-day painting, drying and curing process. We also hand set all of our polished metal logos and accents.

Once the assembly process is completed, we test all of our products for optical clarity based on United States, European and Australian standards. The American National Standards Institute and the American Society for Testing and Materials have established specific testing criteria for eyewear. These tests analyze product safety and provide quantitative measures of optical quality, UV protection, light transmission and impact resistance. In addition, we perform a broad range of eyewear durability testing and mechanical integrity testing that includes extremes of UV, heat, condensation and humidity. Our testing process also utilizes a laser-based lens testing technique to test whether our lenses meet a variety of optical distortion standards. After lens testing, each product is inspected for paint quality, fit, finish and overall appearance.

The vast majority of our goggle products are manufactured by OGK in China. We expect to continue to manufacture a majority of our goggles through OGK for the foreseeable future. Our goggle manufacturing process begins with the fabrication of the goggle frame. The final mold for each goggle model is injected with intensely heated polyurethane. The frame components are then washed using a cleaning process that is designed to ensure secure paint adherence. After cleaning, each frame is subjected to our painting process, which can include up to four layers of paint and often includes printing custom paint designs. Several key components of our products are assembled using overmolding or a sonic welding process to help secure the bond between materials, and all of our metal logos and details are hand painted and set into the frame.

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

Customers

Our products are currently sold in the United States, Canada and in over 40 other countries outside of North America. Our customer base reflects our heritage and influence across the action sports and lifestyle markets and a distribution strategy which focuses on action sport, sporting goods, sunglass specialty and lifestyle retailers. Our net sales are spread over a large customer base. No single customer or group of related customers accounted for more than 10% of our net sales during either of the years ended December 31, 2011 or 2010.

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

Intellectual Property

We use a combination of patent, trademark, copyright, trade secret and trade dress laws, as well as confidentiality agreements, to aggressively protect our intellectual property, including product designs, product research and development and recognized trademarks. We believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our products, in identifying our brand and in distinguishing our products from those of our competitors. We have six U.S. utility patents with respect to our products as follows: one regarding our sports goggle (expires in 2022); four regarding our Scoop® airflow technology (expire between 2012 and 2015); and one regarding our screen for eye protection goggles (expires 2025). We have 22 U.S. design patents with respect to our products as follows: 21 regarding our sunglasses (expire between 2012 and 2025); and one regarding one of our goggles (expires in 2013). We continue to file patent applications on our inventions that are significant to our business and pursue significant trademarks where applicable.

Our federally registered trademarks include: SPY, Spy, SpyOptic, EyeSpy, Windows For Your Head, Scoop, Delta Photochromic, Dri-Force, ARC, a “trident” design, Plus System, Gemini, Mosaic, Prodigus Metal Alloy, Zed, Haymaker, Selectron, Double Decker, Hielo, Logan, HSX, MC2, Decker, Viente, Dirty Mo, Tron, a “triangle with cross” design, a “cross with bar” design, and three “cross” designs; and our unregistered or pending marks include, but are not limited to: Spy (various), SPY Optic Inc, Whip, Doom, Dirk, Spectra, Geo Force and AdoptATrack. We seek to dissuade counterfeiting by monitoring the domestic and international marketplace through our staff and services provided by outside firms that specialize in anti-counterfeiting measures. Our employees, sales representatives, distributors and retailers also help us to police against infringing products by notifying us of any suspect products, confiscating counterfeit products, and assisting law enforcement agencies. Our sales representatives are also educated on our patents and trade dress and assist in preventing potentially infringing products from obtaining retail shelf space.

Competition

SPY® competes with sunglass and goggle brands in various niches of the action sports and other sport markets including brands such as Oakley, Ray-Ban, Dragon Optical, Anon Optics, Von Zipper, Electric Visual, Arnette, Scott and Smith Optics. We also compete with broader lifestyle brands that offer eyewear products, such as Quiksilver, Fox and Maui Jim. In both markets, we compete primarily on the basis of design, performance, price, value, quality, brand name, marketing and distribution.

Segments

Prior to the deconsolidation of LEM on December 31, 2010, (1) we focused our business on two geographic segments: North America (including the U.S. and Canada) and foreign; and (2) we operated in two business segments: distribution and manufacturing. Since January 1, 2011, we have continued to focus our business on the same two geographic segments but only operate in one business segment: distribution. See Note 17 “Operating Segments and Geographic Information,” to our Consolidated Financial Statements for a further description of these segments.

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

Employees

As of December 31, 2011, SPY North America and SPY Europe employed a total of 106 full-time employees and two part-time employees, including 95 employees in the United States and 13 employees in the rest of the world. This aggregate number of employees consists of 48 in sales and marketing, 21 in general and administration, 4 in research and development and 35 in manufacturing support and fulfillment operations. We have never had a work stoppage. We consider our employee relations to be good.

Corporate Information

We operate our business through our subsidiaries, and currently have one wholly-owned subsidiary incorporated in California, Spy Optic Inc., and one wholly-owned subsidiary incorporated in Italy, Spy Optic

Europe S.r.l.S.U. In January 2006, we acquired LEM S.r.l. In December 2010, we sold 90% of the capital stock of LEM. See “Deconsolidation of LEM” in Note 1 to the Consolidated Financial Statements. LEM was, is currently and will continue to be one of our manufacturers of sports eye glasses for several years. Due to minimum purchase commitments, we believe that there will be significant cash flows to LEM through December 31, 2012. We have deconsolidated LEM from our Consolidated Balance Sheet as of December 31, 2010 and recognized a loss of $1.4 million on the transaction during the year ended December 31, 2010. Any future loss is limited to the fair value of the remaining 10% investment in LEM, $2,000.

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

Our performance depends on general economic conditions and their impact on consumer confidence and discretionary consumer spending both domestically and internationally, which have weakened significantly over the past several years and may remain depressed for the foreseeable future. Our business and financial performance, including our sales and the collection of our accounts receivable, may continue to be adversely affected by the current weakness and any future weakness in economic activity and consumer spending in North America, Europe and in other regions of the world in which we do business. Further, economic factors such as a reduction in the availability of credit, increased or continuing unemployment levels, higher fuel and energy costs, rising interest rates, adverse conditions in the housing markets, financial market volatility, recession, reduced consumer confidence, savings rates, acts of terrorism, major epidemics and other factors affecting consumer spending behavior could adversely affect demand for our products. If consumer spending fails to increase, we will not be able to improve our sales. In addition, reduced consumer spending may cause us to lower prices or suffer increases in product returns, which would have a negative impact on gross profit.

We rely on ongoing debt financing and we have a large amount of debt which may be difficult to repay or refinance when it becomes due.

Our subsidiary, SPY North America, presently has the following credit arrangements:

•

A maximum $7.0 million line of credit with BFI Business Finance (“BFI”), of which, at December 31, 2011, $2.5 million was outstanding (out of a total of $3.6 million available for borrowing as of that date). This line of credit renews annually in February for an additional year unless otherwise terminated by either SPY North America or BFI.

•

A $7.0 million term loan borrowed from Costa Brava Partnership III, L.P. (“Costa Brava”) due on June 21, 2013, all of which was outstanding at December 31, 2011. The chairman of our board of directors, Seth Hamot, is the president and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava.

•	A $6.0 million line of credit with Costa Brava due on June 21, 2013, all of which was outstanding at December 31, 2011.

The amount SPY North America can borrow under the BFI line of credit is heavily dependent on the levels of its sales and eligible inventory, and the actual amount available for borrowing may be substantially less than $7.0 million. At December 31, 2011, $1.1 million was available. In addition, BFI may reduce SPY North America’s borrowing availability under the BFI line of credit in certain circumstances, including if BFI determines in good faith that SPY North America’s creditworthiness has declined, the turnover of SPY North

America’s inventory has changed materially or the liquidation value of such inventory has decreased. Further, BFI may declare SPY North America in default if SPY North America experiences a material adverse change in its business or financial condition or in its ability to perform its obligations under the loan agreement pursuant to which the BFI line of credit is extended. If we are unable to extend the due date of our borrowings from Costa Brava sufficiently prior to June 21, 2013, BFI might determine that to be a material adverse change.

At December 31, 2011, our borrowings from Costa Brava were $13.0 million in principal plus $0.2 million in accrued interest, all of which becomes due on June 21, 2013. In addition, we intend to continue to elect to have the monthly interest payment due on our borrowings from Costa Brava added to the principal amount of such indebtedness, thereby increasing the aggregate amount of indebtedness that will become due to Costa Brava in June 2013.

We have relied and will continue to rely on our borrowings from BFI and Costa Brava to fund working capital needs and ongoing losses. We do not anticipate that we can generate sufficient revenue and profit to repay these borrowings in full when due. Therefore, we will need to seek to renew the BFI line of credit at its annual renewal in February 2013, and to extend the June 2013 maturity dates of the Costa Brava indebtedness. If we are unable to renew the BFI line of credit and extend the maturity dates of the Costa Brava indebtedness, then we will need to raise additional capital through debt and/or equity financing to continue our operations. No assurances can be given that any such financing will be available to us on favorable terms, if at all. At this time, we do not have any commitments for alternative financings or for an extension of the maturity dates of the Costa Brava indebtedness. The inability to obtain debt or equity financing in a timely manner and in amounts sufficient to fund our operations, if necessary, would have an immediate and substantial adverse impact on our business, financial condition or results of operations.

The level of our future capital needs are uncertain, and we may need to raise additional funds in the next twelve months which may not be available on acceptable terms or at all.

We have incurred significant losses and negative cash flow from operations, including during the year ended December 31, 2011. We anticipate that we will need additional capital during the next twelve months to support our planned operations. Our capital requirements will depend on many factors, including:

•	the acceptance of and demand for our products;

•	the costs associated to maintain and grow our business;

•	the costs of developing, producing and selling new and/or existing products;

•	the costs of marketing the SPY® brand;

•	working capital requirements, including working capital necessary to support growth, if any; and

•	the number and timing of acquisitions and other strategic transactions.

We intend to borrow more under our existing line of credit with BFI, provided it remains available, and on terms acceptable, to us. As discussed under the risk factor immediately above, (i) the amount we can borrow under the BFI line of credit is heavily dependent on the levels of SPY North America’s sales and eligible inventory, and the actual amount available for borrowing may be substantially less than $7.0 million; and (ii) we expect that the amount of our indebtedness to Costa Brava that will become due in June 2013 will increase. If our existing credit arrangements do not provide us with sufficient liquidity, then we intend to raise capital through a combination of debt and/or equity financings. However, no assurances can be given that any such financing will be available to us on favorable terms, if at all. The level of our future capital requirements will depend on many factors, including our ability to grow and maintain net sales and our ability to manage working capital, expenses and expected capital expenditures. The amount of our current debt and the continued perception of uncertainty in the world’s economy may adversely impact our access to capital through our BFI credit line and other sources. The current economic environment could also cause lenders and other counterparties who provide credit to us to breach their obligations to us, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under our credit arrangements.

Current economic conditions could adversely impact our liquidity and our ability to obtain financing, including counterparty risk.

The recent unprecedented disruptions in the credit and financial markets and resulting decline in general economic and business conditions may adversely impact our access to capital through our BFI credit line and other sources. The current economic environment could cause lenders to fail to extend credit to us, and cause lenders and other counterparties who provide credit to us to breach their obligations to us, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under our credit arrangements, any of which would have an immediate and substantial adverse impact on our business, financial condition or results of operations. Also, if we require additional financing as a result of the foregoing or other factors, the turmoil in capital markets could negatively impact our ability to obtain such financing. Our access to additional financing will depend on a variety of factors (many of which we have little or no control over) such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of our long-term or short-term financial prospects.

We have a history of significant losses. If we do not achieve or sustain profitability, our financial condition and stock price could suffer.

We have a history of losses and we may continue to incur losses for the foreseeable future. As of December 31, 2011, our accumulated deficit was $51.4 million and, during the year ended December 31, 2011, we incurred a net loss of $10.9 million. We have not achieved profitability for a full fiscal year since our initial public offering. If we are unable to maintain or grow our revenues, or if we are unable to reduce operating expenses sufficiently, we will not be able to achieve full fiscal year profitability in the near future or at all. Even if we do achieve full fiscal year profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve full fiscal year profitability within a short period of time, or at all, or if we are unable to sustain profitability at satisfactory levels, our financial condition and stock price could be adversely affected.

If we are unable to continue to develop innovative and stylish products, demand for our products may decrease.

The action sports and lifestyle markets are subject to constantly changing consumer preferences based on fashion and performance trends. Our success depends largely on the continued strength of our SPY® brand and our ability to continue to introduce innovative and stylish products that are accepted by consumers in our target markets. We must anticipate the rapidly changing preferences of consumers and provide products that appeal to their preferences in a timely manner while preserving the relevancy and authenticity of our SPY® brand. Achieving market acceptance for new products and new product lines (such as the prescription frame and performance sport sunglass product lines we introduced in 2011) requires substantial marketing and product development efforts and expenditures to create consumer demand. Decisions regarding product designs must be made several months in advance of the time when consumer acceptance can be measured. If we do not continue to develop innovative and stylish products that provide greater performance and design attributes than the products of our competitors and that are accepted by our targeted consumers, we may lose customer loyalty, which could result in declines in our net sales, gross profit and market share.

We may not be able to compete effectively, which will cause our net sales and market share to decline.

The action sports and lifestyle markets in which we compete are intensely competitive. Our SPY® brand competes with sunglass and goggle brands in various niches of the action sports market including Oakley, Ray-Ban, Dragon Optical, Anon Optics, Von Zipper, Electric Visual, Arnette, Scott and Smith Optics. We also compete with broader lifestyle brands that offer eyewear products, such as Quiksilver, Fox and Maui Jim. In addition, our recent entry into the prescription frame market exposes us to various other competitors, most of which have been in this market for significant periods of time. In all markets, we compete primarily on the basis of fashion trends, design, performance, value, quality, brand recognition, marketing and distribution channels.

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

If our marketing efforts are not effective, our SPY® brand may not achieve the broad recognition necessary to our success.

We believe that broader recognition and favorable perception of our SPY® brand is essential to our future success. Accordingly, we intend to continue an aggressive brand strategy through a variety of marketing initiatives designed to foster recognition for our brands in action sports and its attendant lifestyle cultures. If we are unsuccessful, these marketing expenses may never be offset, and we may be unable to maintain or increase net sales. Successful positioning of our brands depends largely on:

•	the success of our advertising and promotional efforts;

•	preservation of the relevancy and authenticity of our SPY® brand in our target demographic,

•	our ability to continue to provide innovative, stylish and high-quality products to our customers; and

•	managing the recognition and perception of our SPY® brand.

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

Our business may suffer if we fail to develop new products that are received favorably by our target customer audience or successfully expand distribution sales channels to reach those customers.

We are continuously evaluating potential entries into or expansion of new product offerings. In expanding our product offerings, we intend to leverage our sales and marketing platform and customer base to develop these opportunities. While we have generally been successful promoting our SPY® branded products in our target domestic markets, we have not achieved the success desired in promoting our SPY® branded products in our target international markets or our licensed brands, such as O’Neill®, Melodies by MJB® or Margaritaville®. We cannot predict whether we will be successful in gaining market acceptance for any new products that we may develop, such as our recent addition of prescription frame and performance sport sunglass product lines. In addition, expansion of our business into new product offerings has required and will require us to incur significant sales and marketing and research and development expenses, and, in the case of our prescription frame and performance sport sunglass product lines, may target different retail and distribution sales channels where our SPY® brand is weaker. These requirements could strain our management and financial and operational resources. Additional challenges that may affect our ability to expand our product offerings include our ability to:

•	increase awareness and popularity of, and the demand for, our existing brands;

•	establish awareness of and customer demand for any new brands or products we may introduce or acquire;

•	attract, acquire and retain customers at a reasonable cost;

•	achieve and maintain a critical mass of customers and orders across all of our product offerings;

•	maintain or improve our gross margins;

•	produce and receive product on-time and according to specification through third party manufacturers;

•	compete effectively in highly competitive markets; and

•	expand our international penetration.

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

SPY North America granted a security interest in substantially all of its assets to BFI as security for its obligations under the BFI loan agreement. SPY North America also has established bank accounts in BFI’s name into which collections on U.S. and Canadian accounts receivable and other collateral are deposited. We refer to such accounts as the BFI collateral accounts. BFI is entitled to sweep all amounts deposited into the BFI collateral accounts and apply such amounts to outstanding obligations under the BFI loan agreement. Additionally, SPY Inc. guaranteed SPY North America’s obligations under the BFI loan agreement and granted BFI a blanket security interest in substantially all of its assets as security for its obligations under its guaranty.

If SPY North America defaults on any of its obligations under the BFI loan agreement, BFI will be entitled to exercise its remedies under that agreement and applicable law. Specifically, the remedies available to BFI include increasing the applicable interest rate on all amounts outstanding under the BFI loan agreement, declaring all amounts thereunder immediately due and payable, assuming control of the BFI collateral accounts or any other assets pledged by SPY Inc. or SPY North America, and directing our customers to make payments directly to BFI. Our results of operations and reputation may be harmed by BFI’s exercise of its remedies.

The recent changes in our senior management may result in disruption of our operations or adversely impact the implementation of our business plan.

During 2011 we experienced changes in key senior management positions. In April 2011: (i) A. Stone Douglass, who served as our chief executive officer since 2008 and as acting chief financial officer since 2010, resigned from all of his positions with our company; (ii) Carol Montgomery was appointed as our chief executive officer and secretary, (ii) Michael Angel was appointed as interim chief financial officer and treasurer, and (iv) Michael Marckx was promoted from vice president of marketing to president.

Effective December 3, 2011, Greg Hagerman was appointed as our executive vice president, sales and operations. Effective December 15, 2011, Carol Montgomery was appointed to our board of directors and resigned as our chief executive officer, and Mr. Marckx was appointed as our president and chief executive officer. Effective January 3, 2012, Mr. Angel was appointed as our chief financial officer, treasurer and secretary. The effect of the changes in our key senior management positions may result in a disruption of our operations or could adversely impact the implementation of our business plan. If our management team is unable to execute on our business plan, our business may be harmed, which could adversely impact our branding strategy, product development strategy and net sales.

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

If we are unable to maintain and expand our endorsements by professional athletes, our ability to market and sell our products or develop new products may be harmed.

A key element of our marketing strategy has been to obtain endorsements from prominent athletes to sell our products, preserve the relevancy and authenticity of our brands and to support new products. We generally enter into endorsement contracts with our athletes for terms of one to three years. There can be no assurance that we will be able to maintain our existing relationships with these athletes in the future or that we will be able to attract new athletes to endorse our products in order to grow our brands or product categories. Further, we may not select athletes that are sufficiently popular with our target demographics or successful in their respective sports. Even if we do select successful athletes, we may not be successful in negotiating commercially reasonable terms with those individuals. If we are unable in the future to secure athletes or arrange athlete endorsements of our products on terms we deem to be reasonable, we may be required to modify our marketing platform and to rely more heavily on other forms of marketing and promotion which may not prove to be as effective as endorsements or may adversely effect our ability to develop new products. In addition, negative publicity concerning any of our sponsored athletes could harm our brands and adversely impact our business.

Our business could be harmed if we fail to maintain proper inventory levels.

We place orders with our manufacturers for some of our products prior to the time we receive orders for these products from our customers. We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery, and to fulfill the minimum purchase requirements under our supply agreement with LEM. We also maintain an inventory of selected products that we anticipate will be in high demand. We may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand’s image and harm our operating results and financial condition.

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

The capacity of our manufacturers to manufacture our products is dependent in substantial part, upon the availability of raw materials used in the fabrication of sunglasses and goggles. Any shortage of raw materials or inability of a manufacturer to procure from other vendors or to manufacture or ship our products in a timely manner, or at all, could impair our ability to ship orders of our products in a timely manner and could cause us to miss the delivery requirements of our customers. As a result, we could experience cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could harm our net sales, results of operations and reputation. Our manufacturers may experience shortages of raw materials and other production delays, which have resulted in, and may in the future result in, delays in deliveries of our products of up to several months.

Any interruption or termination of our relationships with our manufacturers could harm our business.

During 2011, we purchased a majority of our sunglass products approximately equally from one manufacturer in China and one manufacturer in Italy (LEM S.r.l. or “LEM”), and in the future, believe we will purchase a greater portion of our sunglasses sourced from China. The vast majority of our goggle products are manufactured by OGK in China. We expect to continue to manufacture a majority of our goggles through OGK for the foreseeable future. We do not have long-term agreements with any of our manufacturers other than LEM. We cannot be certain that we will not experience difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs and failures to comply with our requirements for the proper utilization of our intellectual property. In addition, our international manufactures are subject to economic, regulatory and market conditions in their respective countries. Most of our manufacturers have extended credit to us and there can be no assurances that they will continue to do so on commercially reasonable terms or at all. If our relationship with any of our manufacturers is interrupted or terminated for any reason, including the failure of any manufacturer to perform its obligations to us, we would need to locate alternative manufacturing sources. The establishment of new manufacturing relationships involves numerous uncertainties, and we may not be able to obtain alternative manufacturing sources in a manner that would enable us to meet our customer orders on a timely basis or on satisfactory commercial terms. If we are required to change any of our major manufacturers, we would likely experience increased costs, substantial disruptions and delays in the manufacture and shipment of our products and a loss of net sales.

Any failure to maintain ongoing sales through our independent sales representatives or maintain our international distributor relationships could harm our business.

We sell our products to retail locations in the United States and internationally through retail locations serviced by us through our direct sales team and a network of independent sales representatives in the United States and Canada, and through our international distributors. We rely on these independent sales representatives and distributors to provide customer contacts and market our products directly to our customer base. Our independent sales representatives are not obligated to continue selling our products, and they may terminate their arrangements with us at any time with limited notice. We generally do not have long-term agreements with our international distributors. Our ability to maintain or increase our net sales will depend in large part on our success in developing and maintaining relationships with our independent sales representatives and our international distributors. It is possible that we may not be able to maintain or expand these relationships successfully or secure agreements with additional sales representatives or distributors on commercially reasonable terms, or at all. Any failure to develop and maintain our relationships with our independent sales representatives or our international distributors, and any failure of our independent sales representatives or international distributors to effectively market our products, could harm our net sales.

We face business, political, operational, financial and economic risks because a significant portion of our operations and sales are to customers outside of the United States.

Our European sales and administration operations are located in Italy. During 2011, we purchased a majority of our sunglass products approximately equally from one manufacturer in China and from LEM in Italy, and in the future, believe we will purchase a greater portion of our sunglasses sourced from China. In addition, a majority of our goggle products are manufactured by OGK in China. We are subject to risks inherent in international business, many of which are beyond our control, including:

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

•

economic downturns in foreign countries or geographic regions in which our manufacturers are located, such as Italy and China, which among other things, may make expose the operations of our manufacturers to risk and increase our manufacturing costs;

•	trade restrictions, higher tariffs or the imposition of additional regulations relating to import or export of our products;

•

unexpected changes in regulatory requirements, royalties and withholding taxes that restrict the repatriation of earnings and affect our effective income tax rate due to profits generated or lost in foreign countries;

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

We sell a majority of our products in transactions denominated in U.S. Dollars. However, we own a ten percent equity interest in one of our suppliers in Italy and purchase products from that supplier in transactions denominated in Euros. We also sell our products in Canada in transactions denominated in the Canadian Dollar and in Europe in transactions denominated in Euros. If the U.S. Dollar weakens against the Euro or the Canadian Dollar in the future, our revenue and cost of sales could be negatively impacted.

Because the effect of foreign exchange rates on our financial results can be significant, we have engaged in the past, and may in the future engage in, certain hedging activities to mitigate over time the impact of the translation of foreign currencies on our financial results. Our hedging activities have in the past reduced, but have not eliminated, the effects of foreign currency fluctuations. Factors that could impact the effectiveness of our hedging activities include the volatility of currency markets and the availability of hedging instruments. The degree to which our financial results are affected has depended in part upon the effectiveness of our hedging activities. As of December 31, 2011, we were not engaged in any foreign currency hedging activities.

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

Since we sell our products internationally and are dependent on foreign manufacturing in Italy and China, we also are dependent on the laws of foreign countries to protect our intellectual property. These laws may not protect intellectual property rights to the same extent or in the same manner as the laws of the U.S. Although we will continue to devote substantial resources to the establishment and protection of our intellectual property on a worldwide basis, we cannot be certain that these efforts will be successful or that the costs associated with protecting our rights abroad will not be significant. We have been unable to register SPY® as a trademark for our products in a few selected markets in which we do business. In addition, although we have filed applications for federal registration, we have no trademark registrations for SPY® for our wearing apparel products currently being sold.

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

We may consider opportunities to acquire or make investments in other technologies, products, licensing arrangements and businesses from time to time that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base, although we have no specific agreements with respect to potential acquisitions or investments at this time. We have limited experience in acquiring other businesses and technologies and our recent efforts to license other brands were not successful. Potential and completed acquisitions and strategic investments involve numerous risks, including:

•	problems assimilating the purchased technologies, products, licensed brands or business operations or managing various different brands;

•	problems maintaining uniform standards, procedures, controls and policies;

•	unanticipated costs associated with an acquisition;

•	diversion of management’s attention from our core business;

•	inability to generate sufficient revenues to offset acquisition startup costs;

•	harm to our existing business relationships with manufacturers and customers;

•	risks associated with entering new markets in which we have no or limited prior experience; and

•	potential loss of key employees of acquired businesses.

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

Risks Related to the Market for Our Common Stock

Our stock is thinly traded and our stock price may be volatile.

The trading price of our common stock fluctuates due to the factors discussed in this section and elsewhere in this report. Our stock is relatively illiquid, or “thinly traded,” which can enhance volatility in the share price and make it difficult for investors to buy or sell shares in the public market without materially affecting the quoted share price. For example, between January 1, 2010 and March 6, 2012, our stock has traded as high as $2.20 and as low as $0.25. In addition, the trading market for our common stock may be influenced by the public float that exists in our stock from time to time. For example, although as of March 6, 2012 we have approximately 13.0 million shares outstanding, approximately 9.7 million, or approximately 74.2%, of those shares are held by ten stockholders, with Costa Brava owning 48.7% of our outstanding shares. If any of those investors were to decide to sell a substantial portion of their respective shares, it would place substantial downward pressure on our stock price. The limited trading in our stock may make it difficult for investors to sell their shares in the public market at any given time at prevailing prices.

We also have 2,439,967 shares of our common stock reserved for the exercise of outstanding stock options, of which 1,126,633 were fully vested and exercisable as of December 31, 2011. Additionally, we have 1,000,000 and 244,163 shares reserved for the conversion of outstanding convertible debt and warrants, respectively. Most of our outstanding shares may be sold on the open market, subject to certain volume and other limitations on shares held by affiliates pursuant to Rule 144 pursuant to the Securities Act of 1933, as amended.

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

Our operating results fluctuate from quarter to quarter as a result of many factors, including changes in demand for our products, our effectiveness in managing our suppliers and costs, the timing of the introduction of new products and weather patterns. Historically, we have experienced greater net sales in the second and third quarters of the fiscal year as a result of the seasonality of our products and the markets in which we sell our products, and our first and fourth fiscal quarters have traditionally been our weakest operating quarters due to seasonality. In addition, we generally have sold more of our sunglass products in the first half of the fiscal year and a majority of our goggle products in the last half of the fiscal year. We anticipate that this seasonal impact on our net sales will continue. As a result, our net sales and operating results have fluctuated significantly from period to period in the past and are likely to do so in the future. These fluctuations could cause the market price of our common stock to decline. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. In future periods, our net sales and results of operations may be below the expectations of analysts and investors, which could cause the market price of our common stock to decline.

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

Four of our stockholders and affiliates controlled over 70.9% of our outstanding common stock as of March 6, 2012. Directors Seth Hamot and John Pound have direct or indirect control over approximately 49.2% and 10.5%, respectively, of our common stock. In addition, Mr. Hamot may convert a portion of a promissory note that he beneficially owns through Costa Brava into 1,000,000 shares of our common stock, which equates to approximately an additional 7.7% of our currently outstanding common stock. Our current executive officers, directors and their affiliates own or control, in the aggregate, approximately 68.8% of our outstanding common stock as of March 6, 2012. The interest of these stockholders may differ from that of minority holders. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

•	delaying, deferring, or preventing a change in control of our company;

•	impeding a merger, consolidation, takeover, or other business combination involving our company;

•	causing us to enter into transactions or agreements that are not in the best interests of all stockholders; and

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters totals 32,551 square feet and is located in Carlsbad, California. In October 2010, we entered into a 38 month lease for this facility, which commenced on November 1, 2010 and has average monthly rent payments of approximately $29,000 per month. We also lease one building in Varese, Italy totaling approximately 9,100 square feet with monthly lease payments of approximately $5,000. This facility is used for international sales and distribution and the lease expires in September 2015.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market and Holders

Our common stock is quoted on the OTC Bulletin Board under the symbol “XSPY.OB” (and until February 15, 2012 it was so quoted under the symbol “ORNG.OB”). Our common stock was traded on the NASDAQ Capital Market under the symbol “ORNG” until March 25, 2010 when we were delisted as a result of noncompliance with NASDAQ Listing Rules. At March 6, 2012, there were 67 stockholders of record of our common stock. Many of the holders are brokers and other institutions on behalf of stockholders, therefore we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Dividends

We have never declared or paid any cash dividend on our common stock, nor do we currently intend to pay any cash dividend on our common stock in the foreseeable future. We expect to retain our earnings, if any, for the growth and development of our business. In addition, the terms of our credit facility limit our ability to pay cash dividends on our common stock. A description of our credit facility can be found in this report under Item 7 under the caption “Liquidity and Capital Resources” and Item 8 under the caption “Financial Statements and Supplementary Data.”

Common Stock Prices

On March 6, 2012, the closing sales price for our common stock was $1.65. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock as quoted on the Pink Sheets or OTC Bulletin Board for periods after March 25, 2010, and as traded on the NASDAQ until March 25, 2010. Quotations for the common stock for periods after March 25, 2010 are market quotations that reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Stock Prices
	High	Low
2011
Fourth Quarter	$2.00	$1.25
Third Quarter	2.00	1.26
Second Quarter	1.85	1.40
First Quarter	2.25	1.25

2010
Fourth Quarter	$1.72	$1.09
Third Quarter	1.75	0.57
Second Quarter	1.00	0.54
First Quarter	1.50	0.25

Securities Authorized for Issuance under Compensation Plans

Set forth in the table below is certain information regarding the number of shares of our common stock that were subject to outstanding stock options or other compensation plan grants and awards as of December 31, 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,439,967	$1.97	1,044,163

Total	2,439,967	$1.97	1,044,163

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, our ability to increase sales levels, manage expense levels, fund our operations and other statements regarding matters that are not historical are forward-looking statements. See “Special Note Regarding Forward-Looking Statements” at the beginning of this report.

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

SPY®, SpyOptic® and Spy® are the registered trademarks of SPY Inc. and its subsidiaries. O’Neill®, Margaritaville®, Melodies by MJB® and other brands, names and trademarks contained in this report are the property of their respective owners.

Overview

SPY Inc. designs, markets and distributes premium sunglasses, goggles and prescription frame eyewear. In 1994, we began as a grassroots brand in Southern California with the goal of creating innovative and aesthetically progressive eyewear, and, in doing so, we believe we captured the imagination of the action sports market with authentic, distinctive, performance-driven products under the SPY® brand. Today, we believe the SPY® brand, symbolized by the distinct “cross” logo, is a well recognized eyewear brand in its segment of the action sports industry, with a reputation for its high quality products, style and innovation.

We were incorporated as Sports Colors, Inc. in California in August 1992, but we had no operations until April 1994, when we changed our name to Spy Optic, Inc. In November 2004, we reincorporated in Delaware and changed our name to Orange 21 Inc. In February 2012, we changed our name from Orange 21 Inc. to SPY Inc. to better reflect the focus of our business going forward.

References in this report to “we,” “our,” “us,” “SPY,” and “SPY Inc.” refer to SPY Inc. and its two operating subsidiaries—Spy Optic Inc. (“SPY North America”) and Spy Optic Europe S.r.l. S.U. (“SPY Europe”)—except where the context clearly indicates that the term refers only to SPY Inc. Effective December 31, 2010, we sold substantially all of our interest in LEM S.r.l. (“LEM”). See “Deconsolidation of LEM” in Note 1 to the Consolidated Financial Statements.

Our Products and Target Markets

SPY® Products

We design, market and distribute premium products for hard core participants in action sports, motorsports, snow sports, cycling and multi-sports markets, which embrace their attendant lifestyle subcultures, crossing over into more mainstream fashion, music and entertainment markets. We believe a principal strength is our ability to create distinctive products for active people within the youthful demographics of these subcultures. Our principal products—sunglasses, goggles and prescription frames—are marketed under the SPY® brand.

We have built SPY® by developing innovative, proprietary, performance-based products with quality materials and lens technologies, style and value. We sell our products directly to numerous retail locations in North America, and to retail locations internationally supported by our international staff and distributors. We have developed collaborations with important multi-store action sports, sporting goods, sunglass specialty and lifestyle retailers in North America and other strategically-selected, individually owned-and-operated specialty retailers focusing on surfing, motocross, snowboarding, cycling, skateboarding, snow skiing, motorsports, wakeboarding, multi-sports and mountain biking.

We separate our eyewear products into three groups: (i) Sunglasses, which includes fashion, performance sport and women-specific sunglasses; (ii) Goggles, which includes snow sport and motocross goggles created for our core demographics, and a new goggle line extension for the SPY® brand that targets new distribution opportunities and customers; and (iii) Optical, which includes optical-quality frames and sunglasses for persons in a slightly older, but still youthful, demographic. In addition, we sell branded accessories for sunglasses and goggles.

SPY® is a creative, athlete-driven brand. We strive to ensure that our products are relevant in function and design. We do this, in part, through receiving feedback from the athletes who wear our products during competition and by knowing the lifestyles of our target customers. In doing so, we believe we are able to offer a stronger product offering to our target market.

Previous Products

During 2011 and 2010, we designed, manufactured and sold eyewear under the O’Neill®, Melodies by MJB® and Margaritaville® brands. During 2011, we decided to focus our development, marketing and sales activity on our SPY® products. As part of that focus, we decided to cease any new purchase orders of additional inventory for the O’Neill®, Melodies by MJB® and Margaritaville® licensed eyewear brands. In July 2011, we entered into an agreement with Rose Colored Glasses LLC in which, among other matters, the parties agreed to terminate the existing license agreement for Melodies by MJB® effective March 31, 2012. Additionally, in December 2011, SPY North America gave O’Neill® a 180 day notice of termination in accordance with the allowable termination clause in the agreement.

Deconsolidation of LEM

In January 2006, we acquired for $6.1 million all of the equity interest of LEM and consolidated it. LEM was, is currently and is expected to continue to be one of our manufacturers of sports eye glasses for the foreseeable future. During the fourth quarter of 2010, management and our Board of Directors determined that ownership of LEM was inconsistent with our margin improvement strategies which include sourcing a portion of our product purchases from other lower cost and high quality suppliers. Additionally, owning and operating a manufacturing facility imposed an unnecessary distraction for management, included significant fixed overhead and operating expenses, and used other resources. Therefore, on December 31, 2010, we completed the sale of 90% of our equity interest in LEM to two LEM employees and two third-party suppliers of LEM (“Purchasers”) in exchange for approximately US$20,000. In addition, LEM secured the release of our guarantee of certain of

LEM’s obligations to a third party and LEM agreed to indemnify us against any liability in connection with such guarantee. The purchase price and the other terms of the transaction were determined through arms-length negotiations between us and the Purchasers on the basis of the parties’ view of the fair value of LEM. We continue to hold a 10% equity interest in LEM. The sale was pursuant to a master agreement between us, SPY Europe and the Purchasers effective December 31, 2010. The master agreement also provides that we will purchase a minimum amount of certain goods or services from LEM during the years ending December 31, 2011 and 2012, subject to the continued employment by LEM of the two employees that were a part of the Purchasers.

We, SPY Europe and the Purchasers entered into an amendment to the master agreement dated as of September 23, 2011. Under the terms of the amendment, the annual minimum purchase amount for the year ending December 31, 2011 was reduced from €3,717,617 to €3,416,000, with the reduction of the annual minimum commitment substantially all attributable to the quarterly minimum commitments for the three month periods ended September 30, 2011 and December 31, 2011. In addition, (i) the minimum purchase amount for the year ended December 31, 2012 was increased slightly from €1,858,808 to €1,859,000, (ii) the portion of the annual commitment for the six months ending June 30, 2012 was reduced from €930,000 to €620,000, and (iii) the portion of the annual commitment for the six months ending December 31, 2012 was increased from €929,000 to €1,239,000. The annual 2012 minimum commitment is subject to a further downward adjustment by an amount equal to 50% of new products we purchase from LEM (as defined in the amendment), which downward adjustment may not exceed €400,000. The minimum purchase amount for 2012, when converted into United States dollars at the spot exchange rates in effect at December 31, 2011 was US$2,407,405 per the amended agreement, and at December 31, 2010 was US$2,484,297, per the original agreement. Further, the amendment establishes a new minimum purchase amount for the year ended December 31, 2013 of €361,200 plus the amount, if any, by which the minimum purchase amount for 2012 was adjusted downward pursuant to the adjustment for new product purchases described above. Converted into United States dollars at the spot exchange rate in effect at December 31, 2011, the minimum purchase amount for the year ended December 31, 2013 was US$467,754 as of December 31, 2011.

In the event we do not meet the minimum purchase amounts indicated above, we must pay LEM in cash an amount equal to €0.37 for each Euro of goods and/or services of the minimum purchase amounts not purchased by us during each quarter of each annual commitment period, subject to certain carryover provisions if our purchases exceed our quarterly minimum in a previous quarter or quarters. During the year ended December 31, 2011, we decided that we would not purchase approximately €334,000 of our minimum commitment for the three months ended September 30, 2011 and therefore paid LEM approximately €124,000 (US$173,944) in the year ended December 31, 2011. During the three months ended December 31, 2011 we decided that we would not purchase approximately €467,000 of our minimum commitment for the three months ended December 31, 2011 and therefore became obligated to pay LEM approximately €173,000 (US$224,035), which is reflected as an accrued liability in our Consolidated Balance Sheet at December 31, 2011. We have non-cancellable open purchase orders to LEM of approximately €427,000 (US$552,965) through December 31, 2012, from which we anticipate delivery prior to December 31, 2012.

Due to our minimum purchase commitments, we believe that there will be significant cash flows to LEM through December 31, 2012. In accordance with applicable accounting guidance, we have included the results of operations of LEM in the Consolidated Statement of Operations during 2010 and not as a discontinued operation. We deconsolidated LEM from our Consolidated Balance Sheet as of December 31, 2010 and recognized a loss of approximately $1.4 million on the transaction during the year ended December 31, 2010, as calculated below.

Loss on sale of 90% of LEM:	(Thousands)
Investment in LEM removed from Consolidated Balance Sheet	$12,000
LEM cumulative retained earnings in USD as translated removed from Consolidated Balance Sheet	(10,537)
Proceeds received for sale of 90% of LEM	(20)
Fair value of 10% retained ownership in LEM	(2)

Loss on sale of 90% of LEM	$1,441

Any future loss is limited to the fair value of the remaining 10% investment in LEM, $2,000. Based on our evaluation of current accounting guidance, it was determined that we did not maintain significant influence over LEM and, accordingly, have recorded the remaining 10% interest in LEM in accordance with the cost method. Based on the our lack of ability to influence, lack of a role in policy and decision making, no further guarantee over LEM’s debt and no seat on LEM’s board of directors, we concluded that it would not be appropriate to account for such investment in consolidation under the equity method of accounting.

The following unaudited pro forma condensed consolidated financial statement of operations for the year ended December 31, 2010 has been presented as if the deconsolidation of LEM had occurred on January 1, 2010.

	Year Ended December 31, 2010 (1)	Unaudited Pro Forma Adjustments (2)	Unaudited Pro Forma Results (3)
Net sales	$34,987	$(4,639)	$30,348
Cost of sales	18,235	(1,870)	16,365

Gross profit	16,752	(2,769)	13,983
Operating expenses:
Sales and marketing	9,272	(226)	9,046
General and administrative	7,471	(1,098)	6,373
Shipping and warehousing	1,103	(531)	572
Research and development	1,539	(768)	771

Total operating expenses	19,385	(2,623)	16,762

Loss from operations	(2,633)	(146)	(2,779)
Other expense:
Interest expense	(606)	118	(488)
Foreign currency transaction gain	141	(2)	139
Other income	84	(16)	68
Loss on deconsolidation of LEM	(1,441)	271	(1,170)

Total other expense	(1,822)	371	(1,451)

Loss before provision for income taxes	(4,455)	225	(4,230)
Income tax provision	152	(149)	3

Net loss	$(4,607)	$374	$(4,233)

(1)	Represents our actual (as reported) consolidated results of operations for the year ended December 31, 2010.

(2)	Represents LEM’s results of operations for the year ended December 31, 2010 and intercompany eliminations. These pro forma adjustments include (i) sales, cost of sales and gross profit associated with

LEM’s sales to third parties, (ii) intercompany eliminations to adjust LEM’s gross profit associated with the products produced by LEM for other subsidiaries of us and which were sold by our other subsidiaries to third parties during the period presented, and (iii) operating and other expenses incurred by LEM. Also includes the adjustment for the loss on sale of 90% of LEM as if it had occurred on January 1, 2010. This information is provided to show the effect of the elimination of LEM’s operations from our business.

(3)	Represents the pro forma consolidated results of operations of us and our remaining wholly owned subsidiaries, SPY North America and SPY Europe, for the year ended December 31, 2010. As noted above, this table assumes an effective date of January 1, 2010 for the deconsolidation of LEM. Accordingly, while the results of LEM for the year ended December 31, 2010 would be eliminated, the recording of the deconsolidation would result in a loss of $1.2 million on January 1, 2010, which would result in this $1.2 million loss being recorded for the year ended December 31, 2010.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report. The results of operations of LEM are included in our consolidated results of operations discussed below for the year ended December 31, 2010.

Years Ended December 31, 2011 and 2010

Net Sales

Consolidated net sales decreased by $1.6 million (5%) to $33.4 million for the year ended December 31, 2011 from $35.0 million for the year ended December 31, 2010.

On a pro forma basis, consolidated net sales during the year ended December 31, 2010 were $30.3 million, which excludes sales attributable to LEM of $4.6 million during that period. On a pro forma basis, consolidated net sales increased by $3.0 million (10%) to $33.4 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. Sales of our SPY® brand products in North America and internationally increased by $1.8 million (6%) to $31.1 million for the year ended December 31, 2011 compared to $29.3 million during the year ended December 31, 2010. These SPY® sales amounts included approximately $3.0 million of sales in 2011 considered to be closeouts, defined as (a) older styles not in the current product offering or (b) the sales of certain excess inventory of current products sold at reduced pricing levels generally to closeout channels, compared to $1.9 million of such sales in 2010. Sales of other products, which were substantially all licensed brands (O’Neill®, Melodies by MJB® and Margaritaville®), increased by $1.2 million to $2.2 million for the year ended December 31, 2011 compared to $1.0 million for the year ended December 31, 2010. The majority of our 2011 sales of licensed brands were considered to be closeout sales based on our decision during 2011 to cease making purchases of new licensed brand inventory and we do not expect to generate any significant sales from the licensed brands (O’Neill®, Melodies by MJB® and Margaritaville®) in the future.

Sunglass sales represented approximately 73% and 72% of net sales during the year ended December 31, 2011 and 2010, respectively. Goggle sales represented approximately 27% and 27% of net sales during the years ended December 31, 2011 and 2010, respectively. Apparel and accessories represented approximately less than 1% and approximately 1% of net sales during the year ended December 31, 2011 and 2010, respectively. Domestic (U.S. and Canada) net sales represented 85% and 72% of total net sales for the year ended December 31, 2011 and 2010, respectively. Foreign net sales represented 15% and 28% of total net sales for the year ended December 31, 2011 and 2010, respectively. Excluding the impact of LEM, we experienced increases in both domestic and international sales.

Gross Profit

Our consolidated gross profit decreased by $2.4 million (14%) to $14.4 million for the year ended December 31, 2011 from $16.8 million for the year ended December 31, 2010.

On a pro forma basis, excluding LEM gross profit of $2.8 million, which includes intercompany gross profit eliminations, gross profit increased by $0.4 million (3%) to $14.4 million for the year ended December 31, 2011 from $14.0 million for the year ended December 31, 2010. The increased gross profit contribution was primarily attributable to higher sales of SPY® products in 2011 compared to 2010, and the higher level of sales of SPY® brand closeouts in 2011 which were sold at prices which generated significantly higher levels of gross profit in 2011 than in 2010. The impact of these increases in gross profit was partially offset by a negative impact related to inventory reserves associated with our licensed brands (O’Neill®, Melodies by MJB® and Margaritaville®) for either estimated excess inventories or to the write-down of such inventory to the lower of cost or market during the year ended December 31, 2011.

Gross profit, as a percentage of net sales, decreased to 43% for the year ended December 31, 2011 from 48% for the year ended December 31, 2010.

On a pro forma basis, gross profit as a percentage of net sales was 46% for the year ended December 31, 2010 compared to 43% for the year ended December 31, 2011. The decrease in our gross profit percent on a pro forma basis during the year ended December 31, 2011 compared to the same period last year was primarily due to (i) increased inventory reserves applicable to licensed brands (O’Neill®, Melodies by MJB® and Margaritaville®) for (a) excess inventory and (b) to write-down inventory of licensed brands (O’Neill®, Melodies by MJB® and Margaritaville®) to the estimated lower of cost or market, and (ii) to a lesser extent, the impact of an amount paid or payable due to LEM for €297,000 ($397,979) which was expensed during December 31, 2011 due to our decision to not purchase €802,703 ($1,039,500) of the minimum commitment during the year ended December 31, 2011. These decreases were partially offset by the positive effect on our gross profit percentage of (i) the positive impact of modest changes in customer and product mix during the year ended December 31, 2011, and (ii) selling inventory during the year ended December 31, 2011 that was originally purchased in 2010 at its historical manufacturing cost and that is being sold on a FIFO basis prior to generally higher cost purchases made from LEM during 2011.

Sales and Marketing Expense

Sales and marketing expense increased by $3.1 million (33%) to $12.3 million for the year ended December 31, 2011 from $9.3 million for the year ended December 31, 2010. Sales and marketing expense included $0.2 million related to LEM during the year ended December 31, 2010, such that sales and marketing expense would have been $9.0 million on a pro forma basis for the 2010 period. On a pro forma basis, sales and marketing expense for the 2011 period increased by $3.3 million when compared to the 2010 period. The $3.3 million increase on a pro forma basis included: (i) a $1.1 million increase in payroll-related expenses driven by increased headcount, (ii) a $0.8 million increase in sales incentives and commissions associated with the pro forma sales growth during the year ended December 31, 2011, (iii) a $0.8 million increase in advertising, public relations, marketing events, and related marketing costs, (iv) a $0.3 million increase in third-party royalties and athletes payroll and commissions, (v) a $0.2 million increase related to first-time marketing costs associated with our new prescription frames and performance sport sunglass product lines, and (vi) a $0.1 million increase in sales displays costs. The increases were offset by a $0.2 million decrease in royalties expense associated with licensed brands (O’Neill®, Melodies by MJB® and Margaritaville®).

General and Administrative Expense

General and administrative expense increased by $1.0 million (13%) to $8.5 million for the year ended December 31, 2011 from $7.5 million for the year ended December 31, 2010. General and administrative expense included $1.1 million related to LEM during the year ended December 31, 2010 such that general and administrative expense would have been $6.4 million on a pro forma basis for the 2010 period. On a pro forma basis, general and administrative expense for the 2011 period increased by $2.1 million when compared to the 2010 period. The $2.1 million increase on a pro forma basis was due largely to the restructuring of management in April 2011 and related costs during the year ended December 31, 2011. The $2.1 million increase on a pro forma basis included: (i) a $0.8 million increase in legal costs primarily related to securities, corporate affairs and contractual matters, as well as restructuring, (ii) a $0.7 million increase in consulting and related costs associated with the Regent Pacific consulting arrangement, (iii) a $0.4 million increase in severance costs, and (iv) a $0.4 million increase in share-based compensation. The foregoing was partially offset by a $0.3 million decrease in bad debt expense due to improved accounts receivable collection activity in North America and Europe.

Shipping and Warehousing Expense

Shipping and warehousing expense decreased by $0.5 million (44%) to $0.6 million for the year ended December 31, 2011 from $1.1 million for the year ended December 31, 2010 due to the sale of LEM, which incurred $0.5 million of shipping and warehousing expenses during the year ended December 31, 2010.

Research and Development Expense

Research and development expense decreased by $1.0 million (64%) to $0.6 million for the year ended December 31, 2011 from $1.5 million for the year ended December 31, 2010 primarily due to (i) the sale of LEM which had $0.8 million of research and development expenses during the year ended December 31, 2010 and (ii) a $0.2 million decrease in research and development activity associated with the spending related to our licensed brands (O’Neill®, Melodies by MJB® and Margaritaville®) during the year ended December 31, 2011. We do not expect to incur research and development costs related to our licensed brands in the foreseeable future.

Other Operating Expense

Other operating expense was $1.8 million for the year ended December 31, 2011 and none during the year ended December 31, 2010. The increase is substantially all due to the decision during the year ended December 31, 2011 that the cash flows produced by the O’Neill® and Melodies by MJB® eyewear brands would be insufficient to cover the net present value of the remaining royalty obligations. In July 2011, we entered into an agreement with Rose Colored Glasses LLC in which among other matters, the parties agreed to terminate the existing license agreement for Melodies by MJB® effective March 31, 2012. Additionally, in December 2011, SPY North America gave O’Neill® a 180-day notice of termination in accordance with the allowable termination clause in the agreement. These decisions resulted in a $1.8 million expense to operating expenses during the year ended December 31, 2011.

Other Expense

Other expense was $1.5 million for the year ended December 31, 2011 compared to other expense of $1.8 million for the year ended December 31, 2010. The amount recorded during the year ended December 31, 2010 was impacted significantly by the $1.4 million loss recorded on the sale of LEM. Net of this loss, other expense was $0.4 million for the year ended December 31, 2010, such that the increase in the year ended December 31, 2011 compared to the prior year was $1.0 million on a pro forma basis. The increase was primarily due to increased interest expense from $0.5 million, net of LEM, for the year ended December 31, 2010 to $1.4 million for the year ended December 31, 2011. The increase in interest expense is a result of our increased indebtedness during the year ended December 31, 2011.

Income Tax Provision

The income tax expense for the year ended December 31, 2011 and 2010 was $32,000 and $152,000, respectively. Income tax provision included $149,000 related to LEM during the year ended December 31, 2010 such that income tax provision would have been $3,000 on a pro forma basis. Income tax provision is comprised primarily of taxes due in Italy. We have recorded a full valuation allowance for deferred tax assets both in the U.S. and in Italy at December 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

We finance our working capital needs and capital expenditures through a combination of operating cash flows and bank revolving lines of credit supplied by banks in the U.S. and in Italy, but have also required debt and equity financing because cash used by operations has been substantial due to ongoing losses and other factors, including higher than anticipated inventory levels of both our SPY® brand and our licensed brands. In December 2010, we borrowed $7.0 million from our largest stockholder, Costa Brava Partnership III, L.P., entered into capital leases for certain long-term asset purchases, and issued other long-term debt to supplement our lines of credit. In February 2011, we raised $1.2 million from the sale of shares of our common stock to a single investor. In June 2011, we entered into a $6.0 million line of credit with Costa Brava and had borrowed $6.0 million under that line of credit as of December 31, 2011. As of December 31, 2011, we had a total of $16.2 million in debt under lines of credit, capital leases and notes payable. We recorded approximately $1.4 million in interest expense during the year ended December 31, 2011. Cash on hand at December 31, 2011 was $0.7 million.

Cash Flow Activities

Cash Used in Operating Activities.    Cash used in operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation, amortization, deferred income taxes, provision for doubtful accounts, share-based compensation expense and the effect of changes in working capital and other activities. Cash used in operating activities for the year ended December 31, 2011 was $7.0 million, which consisted of a net loss of $10.9 million, adjustments for non-cash items of approximately $3.4 million, and approximately $0.6 million used in working capital and other activities. Included in the net loss is $1.8 million of other operating expense primarily related to the decision that the future cash flows provided by the O’Neill® and Melodies by MJB® eyewear brands would be insufficient to cover the net present value of the remaining minimum royalties. Working capital and other activities includes a $0.7 million increase in accounts receivable due primarily to increased sales and the timing of cash receipts, combined with a $1.7 million decrease in accounts payable and accrued expenses, offset by a $2.7 million reduction in net inventories and a $0.2 million reduction in prepaid expenses and other current assets.

Cash used in operating activities for the year ended December 31, 2010 was $4.7 million, which consisted of a net loss of $4.6 million, adjustments for non-cash items of approximately $3.8 million, including $1.4 million for the sale of 90% of LEM as calculated above, and approximately $3.9 million used in working capital and other activities. Working capital and other activities includes a $2.9 million increase in net inventories for the addition of the O’Neill®, Margaritaville® and Melodies by MJB® eyewear lines, and a buildup of principally top selling SPY® sunglasses in anticipation of both an increase in sales of such SPY® sunglasses and the sale of 90% of LEM. Working capital and other activities also includes a $0.8 million increase in accounts receivable due to increased sales and timing of cash receipts, mainly for snow goggle sales programs with extended terms.

Cash Used in Investing Activities.    Cash used in investing activities during the year ended December 31, 2011 was $0.2 million and was primarily attributable to the purchase of property and equipment.

Cash used in investing activities during the year ended December 31, 2010 was $1.1 million and included (1) $0.8 million in cash used for (a) the purchase of fixed assets at LEM, including plant equipment, vehicles, computer and software equipment, leasehold improvements and molds, (b) purchases at SPY Europe for computer software and point-of-purchase displays, and (c) purchases at SPY North America for molds, a vehicle and computer hardware and software, (2) a $0.3 million decrease in cash as a result of the deconsolidation of LEM’s cash balance at December 31, 2010 upon the sale of 90% of LEM, (3) $20,000 in proceeds received from the sale of 90% of LEM and (4) $20,000 in proceeds received from the sale of property and equipment.

Cash Provided by Financing Activities.    Cash provided by financing activities for the year ended December 31, 2011 was $7.6 million and was primarily attributable to $6.0 million in proceeds received from borrowings under the Costa Brava line of credit, $1.1 million in proceeds received from the sale of common stock to Harlingwood (Alpha), LLC, $0.2 million in proceeds received from the exercise of stock options, and $0.2 million in borrowings under our line of credit with BFI.

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

Credit Facilities

BFI. On February 26, 2007, SPY North America entered into a Loan and Security Agreement with BFI Business Finance with a maximum borrowing limit of $5.0 million, which was subsequently modified on December 7, 2007 and February 12, 2008 to, among other things, increase the maximum borrowing limit to $8.0 million. Effective April 30, 2010, the maximum borrowing limit was reduced to $7.0 million.

On December 21, 2011, BFI increased SPY North America’s borrowing capability within the $7.0 million limit by (a) increasing the amount which SPY North America is able to borrow against its inventory to a range of $1.5 million to $2.0 million, depending on seasonality, from the previous range of $0.5 million to $0.75 million, subject to sublimits of (i) 35% of eligible inventory and (ii) 50% of eligible accounts receivable, and (b) 80% of eligible Canada accounts receivable subject to certain limitations, whereas SPY North America was not previously able to borrow against any Canada accounts receivable.

Actual borrowing availability under the BFI loan agreement is based on eligible trade receivable and inventory levels of SPY North America. As a result of the December 2011 changes to the BFI loan agreement, SPY North America is permitted to borrow up to $7.0 million, subject to the following limitations: (i) up to 80% of eligible United States accounts receivable or a lower percentage in certain circumstances, (ii) 80% of eligible Canadian accounts receivable, or a lower percentage in certain circumstances, and (iii) 35% of eligible United States inventory, provided such amount does not exceed 50% of eligible United States and Canadian accounts receivable and does not exceed the maximum inventory borrowing range limits of $1.5 million to $2.0 million, depending on seasonality. Borrowings under the BFI loan agreement bear interest at a rate per annum equal to the prime rate as reported in the Western Edition of The Wall Street Journal from time to time plus 2.5%, with a minimum monthly interest charge of $2,000. SPY North America granted BFI a security interest in substantially all of SPY North America’s assets as security for its obligations under the BFI loan agreement. Additionally, the obligations under the BFI loan agreement are guaranteed by SPY Inc. The BFI loan agreement renews annually in February for one additional year unless otherwise terminated by either SPY North America or by BFI. The BFI loan agreement was renewed in February 2011 through February 2012 and subsequent to year-end in February 2012, it was renewed until February 2013.

The BFI loan agreement imposes certain covenants on SPY North America, including, but not limited to, covenants requiring SPY North America to provide certain periodic reports to BFI, to inform BFI of certain changes in the business, to refrain from incurring additional debt in excess of $100,000 and to refrain from paying dividends. The BFI loan agreement also has cross default provisions. Further, the BFI loan agreement provides that BFI may declare SPY North America in default if SPY North America experiences a material adverse change in its business or financial condition or in its ability to perform the obligations owed under the BFI loan agreement. BFI’s prior consent, which shall not be unreasonably withheld, is required in the event that SPY North America seeks additional debt financing, including debt financing subordinate to BFI. SPY North America has also established bank accounts, in BFI’s name in the United States and Canada into which collections on accounts receivable and other collateral are deposited (the “Collateral Accounts”). Pursuant to the deposit control account agreements between SPY North America and BFI with respect to the Collateral Accounts, BFI is entitled to sweep all amounts deposited into the Collateral Accounts and apply the funds to outstanding obligations under the BFI loan agreement; provided that BFI is required to distribute to SPY North America any amounts remaining after payment of all amounts due under the BFI loan agreement. SPY North America was in compliance with the covenants under the BFI loan agreement at December 31, 2011.

At December 31, 2011 and 2010, there were outstanding borrowings of $2.5 million and $2.1 million, respectively, under the BFI line of credit. At December 31, 2011, the remaining availability under this line was $1.1 million and the interest rate was 5.75%. The remaining availability under this line at December 31, 2011 excludes the availability related to eligible Canada accounts receivable since Canada Collateral Accounts were not established until March 2012.

At both December 31, 2011 and 2010, approximately $1.7 million and $1.7 million, respectively, of the outstanding borrowings were attributable to accounts receivable. At December 31, 2011 and 2010, approximately $2.8 million and $3.1 million, respectively, of related accounts receivable were collateralized in connection with the outstanding borrowings.

At December 31, 2011 and 2010, approximately $0.8 and $0.4, respectively, of the outstanding borrowings were attributable to inventory. At December 31, 2011 and 2010, approximately $4.8 million and $7.2 million, respectively, of related inventory were collateralized in connection with the outstanding borrowings.

Costa Brava.    In December 2010, SPY North America borrowed $7.0 million under a promissory note due December 31, 2012 to Costa Brava Partnership III, L.P., an entity that, as of December 31, 2011, owned approximately 49.0%, or 52.7% on an as converted basis, of our common stock. The Chairman of our Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava. The promissory note replaced the $3.0 million, $1.0 million and $1.0 million promissory notes issued by SPY North America to Costa Brava in March 2010, October 2010 and November 2010, respectively, as well as provided for an additional $2.0 million in new loan proceeds. The promissory note was accounted for as a modification of debt. The promissory note was subordinated to the BFI loan agreement with BFI pursuant to the terms of a debt subordination agreement between Costa Brava and BFI. The $7.0 million promissory note required monthly and periodic cash interest payments.

On December 21, 2011, the $7.0 million promissory note was modified to (i) extend the maturity date from December 31, 2012 to June 21, 2013, and (ii) allow SPY North America, at its discretion to pay the monthly interest payments in kind starting on January 1, 2012 as an addition to the outstanding principal amount due, rather than paid in cash. SPY North America has elected to pay all monthly interest payments in kind subsequent to January 1, 2012, and intends to continue such election. These monthly payments in kind will be due at maturity.

Interest on the $7.0 million promissory note accrues daily at the following rates from the date of issuance of the promissory note: (i) 9% per annum payable on the last day of each calendar month through December 31, 2011 and (ii) 3% per annum payable on the revised maturity date. At SPY North America’s discretion, interest payments may be paid in kind as an addition to the outstanding principal amount due, rather than paid in cash. In addition, the promissory note required that SPY North America pay 1% of the original principal amount on each of December 31, 2011, December 31, 2012 and on the revised maturity date of June 21, 2013. During the term of the promissory note, Costa Brava may, at its discretion, convert up to $2,250,000 of the principal amount of the promissory note into shares of our common stock at a conversion price of $2.25 per share. The $7.0 million promissory note contains representations and warranties, and reporting and financial covenants that are customary for financings of this type, and has cross default provisions. SPY North America was in compliance with the covenants under the promissory note at December 31, 2011. The $7.0 million promissory note also requires that we obtain Costa Brava’s consent with respect to certain financing transactions. The promissory note modification was accounted for as a modification of debt.

In June 2011, SPY North America entered into a promissory note evidencing a $6.0 million line of credit commitment with Costa Brava. As of December 31, 2011, SPY North America had borrowed $6.0 million under this line of credit. Interest on the outstanding borrowings accrues daily at a rate equal to 12% per annum which became payable in kind in January 2012. During the year ended December 31, 2011, this line of credit required monthly and periodic cash interest payments through December 31, 2011.

On December 21, 2011, the line of credit was modified to (i) accelerate the maturity date from June 30, 2014 to June 21, 2013, and (ii) allow SPY North America, at its discretion, to pay the monthly interest payments in kind starting on January 1, 2012 as an addition to the outstanding principal amount due, rather than paid in cash. SPY North America has elected to pay all monthly interest payments in kind subsequent to January 1, 2012, and intends to continue such election. These monthly payments in kind will be due at maturity.

In addition, this line of credit requires that SPY North America pay a facility fee on each of June 21 of each year until and on the maturity date, calculated as the lesser of (i) 1% of the average daily outstanding principal amount owed under the note for the 365 day period ending on such payment date or (ii) $60,000. The line of credit modification was accounted for as a modification of debt.

The promissory note evidencing this line of credit is subordinated to the amounts borrowed by SPY North America from BFI, pursuant to the terms of a debt subordination agreement between Costa Brava and BFI. The promissory note evidencing this line of credit contains customary representations and warranties and reporting and financial covenants that are customary for financings of this type, and cross default provisions. SPY North America was in compliance with the covenants under this promissory note at December 31, 2011. This promissory note also requires that we obtain Costa Brava’s consent with respect to certain financing transactions.

The total outstanding borrowings under all promissory notes entered into with Costa Brava at December 31, 2011 and December 31, 2010 was $13.0 million and $7.0 million, respectively.

Banca Popolare di Bergamo.    We have two lines of credit with Banca Popolare di Bergamo in Italy for SPY Europe, one for a maximum of €150,000, subject to eligible accounts receivable, and one for a maximum of €10,000. Both lines of credit are guaranteed by Eurofidi, a government-sponsored third party that guarantees debt, and expire on March 19, 2012.

The lines of credit balances at December 31, 2011 were zero and availability under these lines of credit were €150,000 (approximately US$194,000) and €10,000 (approximately US$13,000), respectively. The lines of credit balances at December 31, 2010 were €124,000 (approximately US$166,000) and zero, respectively, and bear interest of 5.0%.

Future Capital Requirements

We incurred significant negative cash flow from operations and net losses during the years ended December 31, 2011 and 2010, respectively. In addition to our net losses during those respective periods, we had significant working capital requirements because, among other reasons, (i) during the first half of 2011, we purchased inventory in anticipation of sales growth that did not occur and (ii) we were subject to minimum purchase commitments and made non-cancellable purchase orders pursuant to our agreements with LEM and its other suppliers, which we were unable to adjust when sales did not meet anticipated levels. Although we experienced sales growth during the year ended December 31, 2011 (excluding the impact of the $4.6 million in

LEM sales in 2010, due to the sale of LEM on December 31, 2010), we anticipate that we will continue to have requirements for additional cash to finance our working capital requirements and to invest in marketing and sales activities deemed necessary to achieve our desired business growth.

We rely on SPY North America’s credit line with BFI and its credit facilities with Costa Brava, and have borrowed from Costa Brava the maximum available principal amount of $13.0 million. In December 2011, BFI agreed to increase the borrowing availability with respect to SPY North America’s inventory, subject to certain limitations, and to lend against Canada-based accounts receivable not previously included in the eligible accounts receivable borrowing availability. However, the level of borrowing availability from BFI depends heavily on the level, aging and other criteria associated with the underlying accounts receivable (which, in turn, are heavily dependent on the level of SPY North America’s sales) and the level of eligible inventory to support SPY North America’s desired level of borrowing. BFI may, however, reduce SPY North America’s borrowing availability in certain circumstances, including, without limitation, if BFI determines in good faith that SPY North America’s creditworthiness has declined, the turnover of SPY North America’s inventory has changed materially, or the liquidation value of SPY North America’s inventory or receivables has decreased. Further the BFI loan agreement provides that BFI may declare SPY North America in default if SPY North America experiences a material adverse change in its business or financial condition or if BFI determines that SPY North America’s ability to perform the obligations under the BFI loan agreement or Costa Brava credit facilities are materially impaired. If we are unable to extend the maturity date of Costa Brava prior to its due date, BFI could consider that to be a material adverse change.

We anticipate that we will need additional capital during the next twelve months to support our planned operations, and intend (i) to borrow more on the existing line of credit from BFI, to increase the level of indebtedness due to Costa Brava through the deferral of interest payments which otherwise would have been payable to Costa Brava periodically, provided, in each case, that they remain available and on terms acceptable to us, and (ii) if necessary, to raise additional capital through a combination of debt and/or equity financings. However, we believe that we will have sufficient cash on hand and cash available under existing credit facilities to enable us to meet our operating requirements for at least the next twelve months without having to raise additional capital if we are able to achieve some or a combination of the following factors: (i) achieve desired net sales growth, (ii) improve our management of working capital, (iii) decrease our current and anticipated inventory to lower levels, (iv) manage properly the increase in sales and marketing expenditures required to achieve the desired level of business growth, and (v) achieve and maintain the anticipated increases in the available portion of our BFI credit facilities.

We do not anticipate that we can generate sufficient revenue and profit to repay the amounts due under BFI line of credit which is scheduled to renew in February 2013 or the $13.0 million aggregate borrowings from Costa Brava (plus accrued interest thereon) in full when due in June 2013. Therefore, we will need to seek to again renew the BFI line of credit at its annual renewal in February 2013 and to extend the June 2013 maturity date of the Costa Brava indebtedness. If we are unable to renew the BFI line of credit and extend the maturity dates of the Costa Brava indebtedness, we will need to raise additional capital through debt and/or equity financing to continue our operations. No assurances can be given that any such financing will be available to us on favorable terms, if at all. Although we do not have any binding commitments for alternative financings or for an extension of the maturity dates of the Costa Brava indebtedness at this time, we believe we will be able to negotiate an extension of the maturity dates of the Costa Brava indebtedness beyond June 2013 based on Costa Brava’s indication to us that it is willing to do so. The inability to obtain debt or equity financing in a timely manner and in amounts sufficient to fund our operations, if necessary, would have an immediate and substantial adverse impact on our business, financial condition or results of operations.

The level of our future capital requirements will depend on many factors, including some or a combination of the following: (i) our ability to grow our net sales, (ii) our ability to improve significantly our management of working capital, particularly accounts receivable and inventory and (iii) manage expected expenses and capital expenditures. The continued perception of uncertainty in the world’s economy may adversely impact our access to capital through our credit lines and other sources. The current economic environment could also cause lenders and other counterparties who provide credit to us to breach their obligations to us, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under our credit arrangements.

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

Off-balance sheet arrangements

We did not enter into any off-balance sheet arrangements during the years ended December 31, 2011 and 2010, nor did we have any off-balance sheet arrangements outstanding at December 31, 2011 and 2010.

Income Taxes

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, we have recorded a full valuation allowance for SPY North America and SPY Europe at December 31, 2011 and 2010.

Backlog

Historically, purchases of sunglass and motocross eyewear products have not involved significant pre-booking activity. Purchases of our snow goggle products are generally pre-booked and shipped primarily from August to October.

Seasonality

Our net sales fluctuate from quarter to quarter as a result of changes in demand for our products. Historically, we have experienced greater net sales in the second and third quarters of the fiscal year as a result of the seasonality of our products and the markets in which we sell our products, and our first and fourth fiscal quarters have traditionally been our weakest operating quarters due to seasonality. In addition, we generally sell more of our sunglass products in the first half of the fiscal year and a majority of our goggle products in the last half of the fiscal year. We anticipate that this seasonal impact on our net sales will continue. As a result, our net sales and operating results have fluctuated significantly from period to period in the past and are likely to do so in the future.

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

Generally, we extend credit to our customers after performing credit evaluations and do not require collateral. Our payment terms generally range from net-30 to net-90, depending on the country or whether we sell directly to retailers or to a distributor. Our distributors are typically set up as prepay accounts; however, credit may be extended to certain distributors, usually upon receipt of a letter of credit. Generally, our sales agreements with our customers, including distributors, do not provide for any rights of return or price protection. However, we do approve returns on a case-by-case basis in our sole discretion. We record an allowance for estimated returns when revenue is recorded based on historical data and make adjustments when we consider it necessary. The allowance for returns is calculated using a three step process that includes: (1) calculating an average of actual returns as a percentage of sales over a rolling twelve month period; (2) estimating the average time period between a sale and the return of the product (13 and 12.3 months at December, 2011 for SPY North America and SPY Europe, respectively) and (3) estimating the value of the product returned. The reserve is calculated as the average return percentage times gross sales for the average return period less the estimated value of the product returned and adjustments are made as we consider necessary. The average return percentages at December 31, 2011, the range of the average return percentages over the past two years and the effect on the liability and net sales if the highest average percentage over the past years had been used at December 31, 2011 are shown below in our sensitivity analysis. Historically, actual returns have been within our expectations. If future returns are higher than our estimates, our earnings would be adversely affected.

	Sales Return Reserve Sensitivity Analysis
	(A) Average Returns % at December 31, 2011	(B) Average Returns % Range during past two years	(C) Increase (decrease) to the liability if highest average return rate in (B) were used	(D) Increase (decrease) to net sales if highest average return rate in (B) were used
			(Thousands)	(Thousands)
SPY North America:
Spy®	5.4%	4.9% - 6.9%	$336	$(336)
O’Neill®	1.3%	0.0% - 4.3%	27	(27)
Melodies by MJB®	9.0%	0.0% - 24.3%	41	(41)
Margaritaville®	3.0%	0.0% - 3.4%	1	(1)
SPY Europe:
Spy®	3.0%	1.0% - 8.2%	$106	$(106)
O’Neill®	0.2%	0.0% - 6.8%	39	(39)

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

Foreign Currency and Derivative Instruments

The functional currency of our foreign wholly owned subsidiary, SPY Europe, as well as LEM, is the respective local currency. Accordingly, we are exposed to transaction gains and losses that could result from changes in foreign currency. Assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income.

Debt Modifications

From time to time, we have modified and also anticipate modifying certain debt agreements with respect to our Costa Brava borrowings. We have accounted for and expect to account for future changes in debt agreements as debt modifications, where applicable, based on the relevant authoritative accounting guidance after considering the specific terms of any future debt modifications.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220)—Presentation of Comprehensive Income (“ASU 2011-05”), which amends current comprehensive income guidance by eliminating the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company does not anticipate the adoption of ASU 2011-05 to have a significant impact on its results of operations, financial condition, cash flows, or stockholders equity (deficit) as the only requirement is a change in the format of the current presentation.

Item 8. Financial Statements and Supplementary Data

SPY INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

SPY Inc. and Subsidiaries

Carlsbad, California

We have audited the accompanying consolidated balance sheets of SPY Inc. (a Delaware corporation) and its subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. We have also audited the financial statement schedule listed at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPY Inc. and its subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule listed at item 15(a) presents fairly, in all material respects, the information set forth therein.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

March 20, 2012

SPY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands, except number of shares and per share amounts)

	December 31,
	2011	2010
Assets
Current assets
Cash	$727	$263
Accounts receivable, net	4,859	4,173
Inventories, net	6,190	8,902
Prepaid expenses and other current assets	420	618
Income taxes receivable	—	14

Total current assets	12,196	13,970
Property and equipment, net	730	957
Intangible assets, net of accumulated amortization of $688 and $631 at December 31, 2011 and 2010, respectively	65	122
Other long-term assets	50	50

Total assets	$13,041	$15,099

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Lines of credit	$2,484	$2,235
Current portion of capital leases	65	27
Current portion of notes payable	500	13
Accounts payable	1,583	1,693
Accrued expenses and other liabilities	2,679	3,007
Income taxes payable	8	—

Total current liabilities	7,319	6,975
Capital leases, less current portion	150	38
Notes payable, less current portion	47	61
Note payable to stockholder	13,000	7,000

Total liabilities	20,516	14,074
Stockholders’ equity (deficit)
Preferred stock: par value $0.0001; 5,000,000 authorized; none issued	—	—
Common stock: par value $0.0001; 100,000,000 shares authorized; 12,955,438 and 11,980,934 shares issued and outstanding at December 31, 2011 and 2010, respectively	1	1
Additional paid-in capital	43,492	40,972
Accumulated other comprehensive income	471	551
Accumulated deficit	(51,439)	(40,499)

Total stockholders’ equity (deficit)	(7,475)	1,025

Total liabilities and stockholders’ equity (deficit)	$13,041	$15,099

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share amounts)

	Year Ended December 31,
	2011	2010
Net sales	$33,355	$34,987
Cost of sales	19,004	18,235

Gross profit	14,351	16,752
Operating expenses:
Sales and marketing	12,330	9,272
General and administrative	8,460	7,471
Shipping and warehousing	619	1,103
Research and development	555	1,539
Other operating expense	1,814	—

Total operating expenses	23,778	19,385

Loss from operations	(9,427)	(2,633)
Other expense:
Interest expense	(1,384)	(606)
Foreign currency transaction (loss) gain	(66)	141
Other (expense) income	(31)	84
Loss on deconsolidation of LEM	—	(1,441)

Total other expense	(1,481)	(1,822)

Loss before provision for income taxes	(10,908)	(4,455)
Income tax provision	32	152

Net loss	$(10,940)	$(4,607)

Net loss per share of Common Stock
Basic	$(0.86)	$(0.39)

Diluted	$(0.86)	$(0.39)

Shares used in computing net loss per share of Common Stock
Basic	12,742	11,956

Diluted	12,742	11,956

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2009	11,903	$1	$40,515	$874	$(35,892)	$5,498
Vesting of restricted stock awards	64	—	—	—	—	—
Exercise of stock option	14	—	13	—	—	13
Share-based compensation	—	—	444	—	—	444
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	100	—	100
Unrealized gain on foreign currency exposure of net investment in foreign operations	—	—	—	(423)	—	(423)
Net loss	—	—	—	—	(4,607)	(4,607)

Comprehensive loss	—	—	—	(323)	(4,607)	(4,930)

Balance at December 31, 2010	11,981	1	40,972	551	(40,499)	1,025
Issuance of common stock, net of issuance costs of $44	712	—	1,131	—	—	1,131
Vesting of restricted stock awards	42	—	—	—	—	—
Exercise of stock option	220	—	233	—	—	233
Share-based compensation	—	—	1,156	—	—	1,156
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	143	—	143
Unrealized gain on foreign currency exposure of net investment in foreign operations	—	—	—	(223)	—	(223)
Net loss	—	—	—	—	(10,940)	(10,940)

Comprehensive loss	—	—	—	(80)	(10,940)	(11,020)

Balance at December 31, 2011	12,955	$1	$43,492	$471	$(51,439)	$(7,475)

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

	Year Ended December 31,
	2011	2010
Operating Activities
Net loss	$(10,940)	$(4,607)
Adjustments to reconcile net loss to net cash used in operating activities (net of effects of deconsolidation of LEM):
Depreciation and amortization	533	1,353
Deferred income taxes	—	24
Share-based compensation	1,156	444
Provision for doubtful accounts	5	473
Loss on sale of 90% of LEM*	—	1,441
Loss on sale of property and equipment	2	24
Impairment of property and equipment	105	81
Other operating expense	1,814	—
Foreign currency transaction gain	(232)	—
Amortization of debt discount	29	—
Change in operating assets and liabilities, (net of $0.2 million in 2010 due to the deconsolidation of LEM*):
Accounts receivable, net	(692)	(790)
Inventories, net	2,712	(2,914)
Prepaid expenses and other current assets	198	(66)
Other assets	1	(92)
Accounts payable	(110)	(1,654)
Accrued expenses and other liabilities	(1,555)	1,491
Income taxes payable/receivable	22	104

Net cash used in operating activities	(6,952)	(4,688)
Investing Activities
Purchases of property and equipment	(242)	(817)
Proceeds from sale of property and equipment	9	20
Proceeds from sale of 90% of LEM*	—	20
Cash balance removed for deconsolidation of LEM*	—	(299)

Net cash used in investing activities	(233)	(1,076)
Financing Activities
Line of credit borrowings (repayments), net	248	(1,214)
Principal payments on notes payable	(14)	(170)
Proceeds from issuance of note payable to shareholder	6,000	7,000
Principal payments on capital leases	(44)	(382)
Proceeds from exercise of stock options	233	13
Proceeds from sale of common stock, net of issuance costs of $44	1,131	—

Net cash provided by financing activities	7,554	5,247
Effect of exchange rate changes on cash	95	126

Net increase (decrease) in cash	464	(391)
Cash at beginning of year	263	654

Cash at end of year	$727	$263

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,615	$571
Income taxes	$2	$15
Summary of non-cash financing and investing activities:*
Acquisition of property and equipment through capital leases	$197	$210
Conversion of accrued expenses to notes payable	$456	—
Acquisition of property and equipment through notes payable	$—	$74

* See Note 1 “Deconsolidation of LEM” in the Notes to the Consolidated Financial Statements for non-cash effects on cash flow.

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies

Description of Business

SPY Inc. (the “Company”) designs, markets and distributes premium sunglasses, goggles and prescription frame eyewear. In 1994, the Company began as a grassroots brand in Southern California with the goal of creating innovative and aesthetically progressive eyewear, and, in doing so, the Company believes its captured the imagination of the action sports market with authentic, distinctive, performance-driven products under the SPY® brand. Today, the Company believes the SPY® brand, symbolized by the distinct “cross” logo, is a well recognized eyewear brand in its segment of the action sports industry, with a reputation for its high quality products, style and innovation.

The Company was incorporated as Sports Colors, Inc. in California in August 1992, but had no operations until April 1994, when the Company changed its name to Spy Optic, Inc. In November 2004, the Company reincorporated in Delaware and changed its name to Orange 21 Inc. In February 2012, the Company changed its name from Orange 21 Inc. to SPY Inc. to better reflect the focus of its business going forward.

The Company operates through its subsidiaries and currently has one wholly-owned subsidiary incorporated in California, Spy Optic Inc. (“SPY North America”), and one wholly-owned subsidiary incorporated in Italy, Spy Optic Europe S.r.l.S.U. (“SPY Europe”).

In January 2006, the Company acquired one of its manufacturers, LEM S.r.l. (“LEM”). On December 31, 2010, the Company sold 90% of the capital stock of LEM. See “Deconsolidation of LEM” below.

Basis of Presentation

The accompanying consolidated financial statements of SPY Inc. and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.

Deconsolidation of LEM

In January 2006, the Company acquired for $6.1 million all of the equity interest of LEM and consolidated it. LEM was, is currently and is expected to continue to be one of the Company’s manufacturers of sports eye glasses for the foreseeable future. During the fourth quarter of 2010, management and the Company’s Board of Directors determined that ownership of LEM was inconsistent with the Company’s margin improvement strategies which include sourcing a portion of its product purchases from other lower cost and high quality suppliers. Additionally, owning and operating a manufacturing facility imposed an unnecessary distraction for management, included significant fixed overhead and operating expenses, and used other resources. Therefore, on December 31, 2010, the Company completed the sale of 90% of its equity interest in LEM to two LEM employees and two third-party suppliers of LEM (“Purchasers”) in exchange for approximately US$20,000. In addition, LEM secured the release of the Company’s guarantee of certain of LEM’s obligations to a third party and LEM agreed to indemnify the Company against any liability in connection with such guarantee. The purchase price and the other terms of the transaction were determined through arms-length negotiations between the Company and the Purchasers on the basis of the parties’ view of the fair value of LEM. The Company continues to hold a 10% equity interest in LEM. The sale was pursuant to a master agreement between the Company, SPY Europe, and the Purchasers effective December 31, 2010. The master agreement also provides that the Company will purchase a minimum amount of certain goods or services from LEM during the years ending December 31, 2011 and 2012, subject to the continued employment by LEM of the two employees that were a part of the Purchasers.

The Company, SPY Europe and the Purchasers entered into an amendment to the master agreement dated as of September 23, 2011. Under the terms of the amendment, the annual minimum purchase amount for the year ending December 31, 2011 was reduced from €3,717,617 to €3,416,000, with the reduction of the annual minimum commitment substantially all attributable to the quarterly minimum commitments for the three month periods ended September 30, 2011 and December 31, 2011. In addition, (i) the minimum purchase amount for the year ended December 31, 2012 was increased slightly from €1,858,808 to €1,859,000, (ii) the portion of the annual commitment for the six months ending June 30, 2012 was reduced from €930,000 to €620,000, and (iii) the portion of the annual commitment for the six months ending December 31, 2012 was increased from €929,000 to €1,239,000. The annual 2012 minimum commitment is subject to a further downward adjustment by an amount equal to 50% of new products the Company purchases from LEM (as defined in the amendment), which downward adjustment may not exceed €400,000. The minimum purchase amount for 2012, when converted into United States dollars at the spot exchange rates in effect at December 31, 2011 is US$2,407,405, per the amended agreement, and at December 31, 2010 was US$2,484,297, per the original agreement. Further, the amendment establishes a new minimum purchase amount for the year ended December 31, 2013 of €361,200 plus the amount, if any, by which the minimum purchase amount for 2012 was adjusted downward pursuant to the adjustment for new product purchases described above. Converted into United States dollars at the spot exchange rate in effect at December 31, 2011, the minimum purchase amount for the year ended December 31, 2013 was US$467,754 as of December 31, 2011.

In the event the Company does not meet the minimum purchase amounts indicated above, the Company must pay LEM in cash an amount equal to €0.37 for each Euro of goods and/or services of the minimum purchase amounts not purchased by the Company during each quarter of each annual commitment period, subject to certain carryover provisions if the Company’s purchases exceed its quarterly minimum in a previous quarter or quarters. During the year ended December 31, 2011, the Company decided that it would not purchase approximately €334,000 of its minimum commitment for the three months ended September 30, 2011 and therefore paid LEM approximately €124,000 (US$173,944) in the year ended December 31, 2011. During the three months ended December 31, 2011 the Company decided that it would not purchase approximately €467,000 of its minimum commitment for the three months ended December 31, 2011 and therefore became obligated to pay LEM approximately €173,000 (US$224,035), which is reflected as an accrued liability in the Company’s Consolidated Balance Sheet at December 31, 2011. The Company has non-cancellable open purchase orders to LEM of approximately €427,000 (US$552,965) through December 31, 2012, from which it anticipates delivery prior to December 31, 2012.

Due to the minimum purchase commitments, the Company believes that there will be significant cash flows to LEM through December 31, 2012. In accordance with applicable accounting guidance, the Company has included the results of operations of LEM in the Consolidated Statement of Operations during 2010 and not as a discontinued operation. The Company deconsolidated LEM from its Consolidated Balance Sheet as of December 31, 2010 and recognized a loss of approximately $1.4 million on the transaction during the year ended December 31, 2010, as calculated below.

Loss on sale of 90% of LEM:	(Thousands)
Investment in LEM removed from Consolidated Balance Sheet	$12,000
LEM cumulative retained earnings in USD as translated removed from Consolidated Balance Sheet	(10,537)
Proceeds received for sale of 90% of LEM	(20)
Fair value of 10% retained ownership in LEM	(2)

Loss on sale of 90% of LEM	$1,441

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

	Year Ended December 31, 2010 (1)	Unaudited Pro Forma Adjustments (2)	Unaudited Pro Forma Results (3)
Net sales	$34,987	$(4,639)	$30,348
Cost of sales	18,235	(1,870)	16,365

Gross profit	16,752	(2,769)	13,983
Operating expenses:
Sales and marketing	9,272	(226)	9,046
General and administrative	7,471	(1,098)	6,373
Shipping and warehousing	1,103	(531)	572
Research and development	1,539	(768)	771

Total operating expenses	19,385	(2,623)	16,762

Loss from operations	(2,633)	(146)	(2,779)
Other expense:
Interest expense	(606)	118	(488)
Foreign currency transaction gain	141	(2)	139
Other income	84	(16)	68
Loss on deconsolidation of LEM	(1,441)	271	(1,170)

Total other expense	(1,822)	371	(1,451)

Loss before provision for income taxes	(4,455)	225	(4,230)
Income tax provision	152	(149)	3

Net loss	$(4,607)	$374	$(4,233)

(1)	Represents the Company’s actual (as reported) consolidated results of operations for the year ended December 31, 2010.

(2)	Represents LEM’s results of operations for the year ended December 31, 2010 and intercompany eliminations. These pro forma adjustments include (i) sales, cost of sales and gross profit associated with LEM’s sales to third parties, (ii) intercompany eliminations to adjust LEM’s gross profit associated with the products produced by LEM for other subsidiaries of the Company and which were sold its our other subsidiaries to third parties during the period presented, and (iii) operating and other expenses incurred by LEM. Also includes the adjustment for the loss on sale of 90% of LEM as if it had occurred on January 1, 2010. This information is provided to show the effect of the elimination of LEM’s operations from the Company’s business.

(3)	Represents the pro forma consolidated results of operations of the Company and its remaining wholly owned subsidiaries, SPY North America and SPY Europe, for the year ended December 31, 2010. As noted above, this table assumes an effective date of January 1, 2010 for the deconsolidation of LEM. Accordingly, while the results of LEM for the year ended December 31, 2010 would be eliminated, the recording of the deconsolidation would result in a loss of $1.2 million on January 1, 2010, which would result in this $1.2 million loss being recorded for the year ended December 31, 2010.

Capital Resources

The Company incurred significant negative cash flow from operations and net losses during the years ended December 31, 2011 and 2010. In addition to its net losses during those respective periods, the Company had significant working capital requirements because, among other reasons, (i) during the first half of 2011 the Company purchased inventory in anticipation of sales growth that did not occur and (ii) the Company was subject to minimum purchase commitments and made non-cancellable purchase orders pursuant to the Company’s agreements with LEM and its other suppliers, which the Company was unable to adjust when sales did not meet anticipated levels. Although the Company experienced sales growth during the year ended December 31, 2011 (excluding the impact of the $4.6 million in LEM sales in 2010, due to the sale of LEM on December 31, 2010), the Company anticipates that it will continue to require additional cash to finance its working capital requirements and to invest in marketing and sales deemed necessary to achieve the Company’s desired business growth.

The Company relies on SPY North America’s credit line with BFI and its credit facilities with Costa Brava, and has borrowed from Costa Brava the maximum available principal amount of $13.0 million. In December 2011, BFI agreed to increase the borrowing availability with respect to the North America’s inventory, subject to certain limitations, and to lend against Canada-based accounts receivable not previously included in the eligible accounts receivable borrowing availability. However, the level of borrowing availability from BFI depends heavily on the level, aging and other criteria associated with the underlying accounts receivable (which, in turn, are heavily dependent on the level of the SPY North America’s sales) and the level of eligible inventory to support SPY North America’s desired level of borrowing. BFI may, however, reduce SPY North America’s borrowing availability in certain circumstances, including, without limitation, if BFI determines in good faith that SPY North America’s creditworthiness has declined, the turnover of SPY North America’s inventory has changed materially, or the liquidation value of SPY North America’s inventory or receivables has decreased. Further the BFI loan agreement provides that BFI may declare SPY North America in default if SPY North America experiences a material adverse change in its business or financial condition or if BFI determines that SPY North America’s ability to perform under the BFI loan agreement or Costa Brava credit facilities are materially impaired. If the Company is unable to extend the maturity date of Costa Brava prior to its due date, BFI could consider that to be a material adverse change.

The Company anticipates that it will need additional capital during the next twelve months to support its planned operations, and intends (i) to borrow more on the existing line of credit from BFI, to increase the level of indebtedness due to Costa Brava through the deferral of interest payments which otherwise would have been payable to Costa Brava periodically, provided, in each case, that they remain available and on terms acceptable to the Company, and (ii) if necessary, to raise additional capital through a combination of debt and/or equity financings. However, the Company believes that it will have sufficient cash on hand and cash available under existing credit facilities to enable the Company to meet its operating requirements for at least the next twelve months without having to raise additional capital if the Company is able to achieve some or a combination of the following factors: (i) achieve desired net sales growth, (ii) improve its management of working capital, (iii) decrease its current and anticipated inventory to lower levels, (iv) manage properly the increase in sales and marketing expenditures required to achieve the desired level of business growth, and (v) achieve and maintain the anticipated increases in the available portion of its BFI credit facilities.

The Company does not anticipate that it can generate sufficient revenue and profit to repay the amounts due under BFI line of credit which is scheduled to renew in February 2013 or the $13.0 million aggregate borrowings from Costa Brava (plus accrued interest thereon) in full when due in June 2013. Therefore, the Company will need to seek to again renew the BFI line of credit at its annual renewal in February 2013 and to extend the June 2013 maturity date of the Costa Brava indebtedness. If the Company is unable to renew the BFI line of credit and extend the maturity date of the Costa Brava indebtedness, it will need to raise additional capital through debt and/or equity financing to continue its operations. No assurances can be given that any such financing will be available to the Company on favorable terms, if at all. Although the Company does not have any binding commitments for alternative financing or for an extension of the maturity date of the Costa Brava indebtedness at this time, it believes it will be able to negotiate an extension of the maturity date of the Costa Brava indebtedness beyond June 2013 based on Costa Brava’s indication to the Company that it is willing to do so. The inability to obtain debt or equity financing in a timely manner and in amounts sufficient to fund the Company’s operations, if necessary, would have an immediate and substantial adverse impact on its business, financial condition or results of operations.

The level of the Company’s future capital requirements will depend on many factors, including some or a combination of the following: (i) its ability to grow its net sales, (ii) its ability to improve significantly its management of working capital, particularly accounts receivable and inventory and (iii) manage expected expenses and capital expenditures. The continued perception of uncertainty in the world’s economy may adversely impact the Company’s access to capital through its credit lines and other sources. The current economic environment could also cause lenders and other counterparties who provide credit to the Company to breach their obligations to the Company, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under the Company’s credit arrangements.

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

Inventories

Inventories consist primarily of raw materials and finished products, including sunglasses, goggles, apparel and accessories, product components such as replacement lenses and purchasing and quality control costs. Inventory items are carried on the books at the lower of cost or market and the first in first out method for the Company’s distribution business. Periodic physical counts of inventory items are conducted to help verify the balance of inventory. A reserve is maintained for obsolete or slow moving inventory. Products are reserved at certain percentages based on their probability of selling, which is estimated based on current and estimated future customer demands and market conditions.

Long-Lived Assets

Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the assets (generally two to five years) using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the assets. Expenditures for repairs and maintenance are expensed as incurred. Gains and losses from the sale or retirement of property and equipment are charged to operations in the period realized or incurred.

Intangible assets consist of trademarks and patents at December 31, 2011 and 2010, which are being amortized on a straight-line basis over 5 to 8.3 years. Amortization expense was approximately $57,000 and $96,000 for the years ended December 31, 2011 and 2010, respectively. Amortization expense related to intangible assets at December 31, 2011 in each of the next three years is expected to be incurred as follows:

(Thousands)
2012	$40
2013	24
2014	1

Total	$65

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may differ. If the sum of the undiscounted cash flows is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company’s assessment of recoverability. Numerous factors, including changes in the Company’s business, industry segment or the global economy could significantly impact management’s decision to retain, dispose of or idle certain of its long-lived assets. For the years ended December 31, 2011 and 2010, the Company recorded impairment charges of approximately $105,000 and $81,000, respectively. See Note 4, “Property and Equipment”, for information regarding asset impairment charges recognized by the Company. At December 31, 2011 and 2010, no impairment of the intangible assets had occurred and the amortization periods remain appropriate.

Point-of-Purchase Displays

In the U.S., the cost of point-of-purchase displays is currently being charged to sales and marketing expense as ownership is transferred to the customer upon shipment of the display. In Italy, the cost is capitalized and ownership remains with SPY Europe when shipped to direct customers. Displays are also sold to international distributors at which time, the sale is recognized in net sales and the cost is charged to cost of goods sold. The amount of displays sold is minimal.

Revenue Recognition

The Company’s revenue is primarily generated through sales of sunglasses, goggles, prescription frames, apparel and accessories, net of returns, discounts and sales returns reserve. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. These criteria are usually met upon delivery to the Company’s carrier, which is also when the risk of ownership and title passes to the Company’s customers.

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

Advertising

The Company expenses advertising costs as incurred. Total advertising expense was approximately $721,000 and $411,000 for the years ended December 31, 2011 and 2010, respectively.

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

Foreign Currency

The functional currencies of the Company’s subsidiaries, SPY North America and SPY Europe are their respective local currency. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currencies. Assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive loss.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options and warrants, vesting of restricted stock and the conversion of convertible debt, using the treasury stock method. The following table lists the potentially dilutive equity instruments, each convertible into one share of common stock, used in the calculation of diluted earnings per share for the periods presented:

	Year Ended December 31,
	2011	2010
	(Thousands)
Weighted average common shares outstanding—basic	12,742	11,956
Assumed conversion of dilutive stock options, restricted stock, convertible debt and warrants	—	—

Weighted average common shares outstanding—dilutive	12,742	11,956

The following potentially dilutive instruments were not included in the diluted per share calculation for periods presented as their inclusion would have been antidilutive:

	Year Ended December 31,
	2011	2010
	(Thousands)
Stock options	2,440	2,039
Warrants	244	—
Convertible debt	1,000	1,000

Total	3,684	3,039

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2011 and 2010 in each jurisdiction where it cannot conclude that it is more likely than not that those assets will be realized.

Royalties

The Company has several royalty agreements with third parties, including agreements with several athletes to use them in endorsing or advertising several of its products as well as the remaining royalties due under its licensing agreements with its licensed brands (O’Neill®, Melodies by MJB® and Margaritaville®), after the Company ceased making purchase orders of new licensed brand inventory. See also Note 15 “Other Operating Expense” to the Consolidated Financial Statements. Royalty expense during the years ended December 31, 2011 and 2010 was approximately $2.2 million and $0.6 million, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive income (loss). Total comprehensive loss for the years ended December 31, 2011 and 2010 was approximately $11.0 million and $4.9 million, respectively.

The components of accumulated other comprehensive income, net of tax, are as follows:

	December 31,
	2011	2010
	(Thousands)
Equity adjustment from foreign currency translation	$624	$481
Unrealized gain on foreign currency exposure of net investment in foreign operations	(153)	70

Accumulated other comprehensive income	$471	$551

Share-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Consolidated

Statements of Operations over the period during which the employee is required to provide service in exchange for the award—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing valuation model adjusted for the unique characteristics of those instruments.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220)—Presentation of Comprehensive Income (“ASU 2011-05”), which amends current comprehensive income guidance by eliminating the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company does not anticipate the adoption of ASU 2011-05 to have a significant impact on its consolidated results of operations, financial condition, cash flows or stockholders equity (deficit) as the only requirement is a change in the format of the current presentation.

2.	Accounts Receivable

Accounts receivable consisted of the following:

	December 31,
	2011	2010
	(Thousands)
Trade receivables	$6,512	$6,072
Less allowance for doubtful accounts	(313)	(636)
Less allowance for returns	(1,340)	(1,263)

Accounts receivable, net	$4,859	$4,173

3.	Inventories

Inventories consisted of the following:

	December 31,
	2011	2010
	(Thousands)
Raw materials	$15	$11
Finished goods	6,175	8,891

Inventories, net	$6,190	$8,902

The Company’s balances are net of an allowance for obsolescence of approximately $1.3 million and $0.5 million at December 31, 2011 and 2010, respectively.

4.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2011	2010
	(Thousands)
Displays	$1,177	$1,179
Molds and tooling	1,029	1,353
Buildings and leasehold improvements	360	301
Computer equipment and software	1,395	1,367
Furniture and fixtures	214	190
Vehicles	342	319

	4,517	4,709
Less accumulated depreciation and amortization	(3,787)	(3,752)

Property and equipment, net	$730	$957

Impairment charges of $105,000 were recorded during the year ended December 31, 2011, which relates to molds and tooling no longer in service and is recorded under the caption “Cost of Sales” in the accompanying Consolidated Statement of Operations.

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

Depreciation expense was approximately $0.5 million and $1.3 million for the years ended December 31, 2011 and 2010, respectively.

5.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,
	2011	2010
	(Thousands)
Compensation and benefits	$958	$600
Production and warehouse	385	842
Sales and marketing	287	872
Commissions	231	159
Interest	233	5
Other	348	250
Customers with credit balances	63	76
Professional fees	174	203

Total	$2,679	$3,007

6.	Financing Arrangements

Credit Facilities—BFI

On February 26, 2007, SPY North America entered into a Loan and Security Agreement with BFI Business Finance with a maximum borrowing limit of $5.0 million, which was subsequently modified on December 7, 2007 and February 12, 2008 to, among other things, increase the maximum borrowing limit to $8.0 million. Effective April 30, 2010, the maximum borrowing limit was reduced to $7.0 million.

On December 21, 2011, BFI increased SPY North America’s borrowing capability within the $7.0 million limit by (a) increasing the amount which SPY North America is able to borrow against its inventory to a range of $1.5 million to $2.0 million depending on seasonality, from the previous range of $0.5 million to $0.75 million, subject to sublimits of (i) 35% of eligible inventory and (ii) 50% of eligible accounts receivable, and (b) 80% of eligible Canada accounts receivable subject to limitations, whereas SPY North America was not previously able to borrow against any Canada accounts receivable.

Actual borrowing availability under the BFI loan agreement is based on eligible trade receivable and inventory levels of SPY North America. As a result of the December 2011 changes to the BFI loan agreement, SPY North America is permitted to borrow up to $7.0 million, subject to the following limitations: (i) up to 80% of eligible United States accounts receivable, or a lower percentage in certain circumstances, (ii) 80% of eligible Canadian receivables, or a lower percentage in certain circumstances, and (iii) 35% of eligible United States inventory, provided such amount does not exceed 50% of eligible United States and Canadian accounts receivable and does not exceed the maximum inventory borrowing range limits of $1.5 million to $2.0 million, depending on seasonality. Borrowings under the BFI loan agreement bear interest at a rate per annum equal to the prime rate as reported in the Western Edition of The Wall Street Journal from time to time plus 2.5%, with a minimum monthly interest charge of $2,000. SPY North America granted BFI a security interest in substantially all of SPY North America’s assets as security for its obligations under the Loan Agreement. Additionally, the obligations under the BFI loan agreement are guaranteed by SPY Inc. The BFI loan agreement renews annually in February for one additional year unless otherwise terminated by either SPY North America or by BFI. The BFI loan agreement was renewed in February 2011 through February 2012 and subsequent to year-end in February 2012, it was renewed until February 2013.

The BFI loan agreement imposes certain covenants on SPY North America, including, but not limited to, covenants requiring SPY North America to provide certain periodic reports to BFI, to inform BFI of certain changes in the business, to refrain from incurring additional debt in excess of $100,000 and to refrain from paying dividends. The BFI loan agreement also has cross default provisions. Further, the BFI loan agreement provides that BFI may declare SPY North America in default if SPY North America experiences a material adverse change in its business or financial condition or in its ability to perform the obligations owed under the BFI loan agreement. BFI’s prior consent, which shall not be unreasonably withheld, is required in the event that SPY North America seeks additional debt financing, including debt financing subordinate to BFI. SPY North America has also established bank accounts in BFI’s name in the United States and Canada into which collections on accounts receivable and other collateral are deposited (the “Collateral Accounts”). Pursuant to the deposit control account agreements between SPY North America and BFI with respect to the Collateral Accounts, BFI is entitled to sweep all amounts deposited into the Collateral Accounts and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to SPY North America any amounts remaining after payment of all amounts due under the BFI loan agreement. SPY North America was in compliance with the covenants under the BFI loan agreement at December 31, 2011.

At December 31, 2011 and 2010, there were outstanding borrowings of $2.5 million and $2.1 million, respectively, under the BFI line of credit. At December 31, 2011, the remaining availability under this line was $1.1 million and the interest rate was 5.75%. The remaining availability under this line at December 31, 2011 excludes the availability related to eligible Canada accounts receivable since Canada Collateral Accounts were not established until March 2012.

At both December 31, 2011 and 2010, approximately $1.7 million and $1.7 million, respectively, of the outstanding borrowings were attributable to accounts receivable. At December 31, 2011 and 2010, approximately $2.8 million and $3.1 million, respectively, of related accounts receivable were collateralized in connection with the outstanding borrowings.

At December 31, 2011 and 2010, approximately $0.8 million and $0.4 million, respectively, of the outstanding borrowings were attributable to inventory. At December 31, 2011 and 2010, approximately $4.8 million and $7.2 million, respectively, of related inventory were collateralized in connection with the outstanding borrowings.

Credit Facilities—Costa Brava

In December 2010, SPY North America borrowed $7.0 million under a promissory note due December 31, 2012 to Costa Brava Partnership III, L.P., an entity that, as of December 31, 2011, owned approximately 49.0%, or 52.7% on an as converted basis, of the Company’s common stock. The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava. The promissory note replaced the $3.0 million, $1.0 million and $1.0 million promissory notes issued by SPY North America to Costa Brava in March 2010, October 2010 and November 2010, respectively, as well as provided for an additional $2.0 million in new loan proceeds. The promissory note was accounted for as a modification of debt, in accordance with authoritative guidance. The promissory note was subordinated to the BFI loan agreement with BFI pursuant to the terms of a debt subordination agreement between Costa Brava and BFI. The $7.0 million promissory note required monthly and periodic cash interest payments.

On December 21, 2011, the $7.0 million promissory note was modified to (i) extend the maturity date from December 31, 2012 to June 21, 2013, and (ii) allow SPY North America, at its discretion to pay the monthly interest payments in kind starting on January 1, 2012 as an addition to the outstanding principal amount due, rather than paid in cash. SPY North America has elected to pay all monthly interest payments in kind since January 1, 2012, of which such monthly payments in kind will be due at maturity.

Interest on the $7.0 million promissory note accrues daily at the following rates from the date of issuance of the promissory note: (i) 9% per annum payable on the last day of each calendar month through December 31, 2011 and (ii) 3% per annum payable on the revised maturity date. At the SPY North America’s discretion, interest payments may be paid in kind as an addition to the outstanding principal amount due, rather than paid in cash. In addition, the promissory note required that SPY North America pay 1% of the original principal amount on each of December 31, 2011, December 31, 2012 and on the revised maturity date of June 21, 2013. During the term of the promissory note, Costa Brava may, at its discretion, convert up to $2,250,000 of the principal amount of the promissory note into shares of the Company’s common stock at a conversion price of $2.25 per share. The $7.0 million promissory note contains representations and warranties, and reporting and financial covenants that are customary for financings of this type, and has cross default provisions. SPY North America was in compliance with the covenants under the promissory note at December 31, 2011. The $7.0 million promissory note also requires that the Company obtain Costa Brava’s consent with respect to certain financing transactions. The promissory note modification was accounted for as a modification of debt, in accordance with authoritative guidance. See also Note 13 “Related Party Transactions” to the Consolidated Financial Statements.

In June 2011, SPY North America entered into a promissory note evidencing a $6.0 million line of credit commitment with Costa Brava. As of December 31, 2011, SPY North America had borrowed $6.0 million under this line of credit. Interest on the outstanding borrowings accrues daily at a rate equal to 12% per annum which became payable in kind in January 2012. During the year ended December 31, 2011, this line of credit required monthly and periodic cash interest payments through December 31, 2011.

On December 21, 2011, the line of credit was modified to (i) accelerate the maturity date from June 30, 2014 to June 21, 2013, and (ii) allow SPY North America, at its discretion to pay the monthly interest payments in kind starting on January 1, 2012 as an addition to the outstanding principal amount due, rather than paid in cash. SPY North America has elected to pay all monthly interest payments in kind since January 1, 2012, of which such monthly payments in kind will be due at maturity.

In addition, this line of credit requires that SPY North America pay a facility fee on each of June 21 of each year until and on the maturity date, calculated as the lesser of (i) 1% of the average daily outstanding principal amount owed under the note for the 365 day period ending on such payment date or (ii) $60,000. The line of credit modification was accounted for as a modification of debt, in accordance with authoritative guidance. See also Note 13 “Related Party Transactions” to the Consolidated Financial Statements.

The promissory note evidencing this line of credit is subordinated to the amounts borrowed by SPY North America from BFI, pursuant to the terms of a debt subordination agreement between Costa Brava and BFI. The promissory note evidencing this line of credit contains customary representations and warranties and reporting and financial covenants that are customary for financings of this type, and cross default provisions. SPY North America was in compliance with the covenants under this promissory note at December 31, 2011. This promissory note also requires that the Company obtain Costa Brava’s consent with respect to certain financing transactions.

The total outstanding borrowings under all promissory notes entered into with Costa Brava at December 31, 2011 and December 31, 2010 was $13.0 million and $7.0 million, respectively.

Credit Facilities—Banca Popolare di Bergamo

The Company has two lines of credit with Banca Popolare di Bergamo in Italy for SPY Europe, one for a maximum of €150,000, subject to eligible accounts receivable, and one for a maximum of €10,000. Both lines of credit are guaranteed by Eurofidi, a government-sponsored third party that guarantees debt and expire on March 19, 2012.

The lines of credit balances at December 31, 2011 were zero and availability under these lines of credit were €150,000 (approximately US$194,000) and €10,000 (approximately US$13,000), respectively. The lines of credit balances at December 31, 2010 were €124,000 (approximately US$166,000) and zero, respectively, and bear interest of 5.0%.

7.	Notes Payable

Notes payable at December 31, 2011 consist of the following:

(Thousands)
Secured note payable for vehicle purchases, 4.69% interest rate with monthly payments of $1,400 due through December 2015. Secured by vehicles.	$62
Unsecured note payable for settlement agreement, 0.0% interest rate with lump sum payment of $500,000 due March 31, 2012.	485
Less current portion	(500)

Notes payable, less current portion	$47

Future minimum payments under long-term debt agreements are as follows:

Year ended December 31,	(Thousands)
2012	$500
2013	15
2014	16
2015	16

Total minimum debt payments	$547

8.	Stockholders’ Equity (Deficit)

Common Stock

During 2011 and 2010, an aggregate of 41,796 and 64,075 shares of common stock, respectively, were issued to individuals upon vesting of restricted stock awards. During 2011 and 2010, 220,000 and 14,166 shares of common stock, respectively, were issued to individuals upon exercise of stock options.

Shares Reserved

The Company had 100,000,000 authorized shares of common stock at December 31, 2011. The table below outlines common shares reserved for future issuance:

(Thousands)
Total Authorized Shares	100,000
Common shares issued	(12,955)
Shares reserved for future issuance:
Stock options outstanding	(2,440)
Warrant	(244)
Conversion option for Costa Brava promissory note	(1,000)

Remaining Authorized Shares	83,361

9.	Fair Value of Financial Instruments

Certain financial instruments are carried at cost on the Company’s Consolidated Balance Sheet, which approximates fair value due to their short-term, highly liquid nature. The Company’s financial instruments include cash, accounts receivable and payable, short-term borrowings, accrued expenses, other short-term liabilities, capital leases, notes payable and related party debt. The carrying amount of these instruments approximates fair value because of their short-term nature. The carrying value of the Company’s long-term debt, including the current portion, approximates fair value as of December 31, 2011 and 2010.

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

In December 2004, the Board of Directors of the Company adopted, and the stockholders of the Company approved, the 2004 Stock Incentive Plan (the “Plan”). The Plan provides for the grant of incentive stock options to employees only, and restricted stock, stock units, nonqualified options or SARS to employees, consultants and outside directors. The Plan is administered by the Compensation Committee who determines the vesting period, exercise price and other details for each award. In April 2007, in connection with a determination by the Board of Directors to reduce the annual cash compensation paid to the non-employee directors of the Company, the Board of Directors approved an amendment and restatement of the Plan that: (1) increased the number of shares of the Company’s common stock underlying the non-qualified stock options that are automatically granted to the Company’s non-employee directors upon their appointment to the Board of Directors and on an annual basis thereafter and (2) modified the vesting schedule for the automatic option grants made to non-employee directors upon their initial appointment to the Board of Directors. The amendment and restatement of the Plan was approved by the Company’s stockholders at the annual meeting held on June 12, 2007.

Stock Option Activity

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(Thousands)
Options outstanding at December 31, 2009	1,484,125	$2.27
Granted	1,010,000	$1.00
Exercised	(14,166)	$0.90
Expired	(159,446)	$1.45
Forfeited	(281,737)	$1.06

Options outstanding at December 31, 2010	2,038,776	$1.88
Granted	1,520,000	$1.73
Exercised	(220,000)	$1.06
Expired	(358,220)	$1.92
Forfeited	(540,589)	$1.44

Options outstanding at December 31, 2011	2,439,967	$1.97	8.38	$867

Options exercisable at December 31, 2011	1,126,633	$2.31	6.94	$642

Information regarding stock options outstanding as of December 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
Price Range	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Shares	Weighted- Average Exercise Price
$0.65 - $0.90	403,967	$0.82	7.21	403,967	$0.82
$0.94 - $0.96	261,000	$0.95	7.55	261,000	$0.95
$1.25 - $1.40	260,000	$1.34	9.47	33,333	$1.25
$1.50 - $1.52	190,000	$1.51	9.30	20,000	$1.50
$1.60	312,500	$1.60	9.88	—	$—
$1.65 - $1.75	145,000	$1.69	9.07	18,333	$1.69
$1.85	455,000	$1.85	9.64	100,000	$1.85
$2.20 - $5.11	247,500	$2.97	7.64	125,000	$3.72
$5.95 - $6.46	75,000	$6.36	5.04	75,000	$6.36
$8.75	90,000	$8.75	2.95	90,000	$8.75

Total	2,439,967	$1.97	8.38	1,126,633	$2.31

Intrinsic value is defined as the difference between the relevant current market value of the common stock and the grant price for options with exercise prices less than the market values on such dates. During the years ended December 31, 2011 and 2010, the Company received approximately $233,000 and $13,000, respectively, in cash proceeds from the exercise of stock options. The intrinsic value of stock options exercised was approximately $192,000 and $6,000 during the years ended December 31, 2011 and 2010, respectively.

During the year ended December 31, 2011 the Company modified 430,444 options associated with the restructuring of management in April 2011. The modification, which resulted in an extension of the term that certain of the Company’s previous management were allowed to exercise stock options, resulted in $31,552 of incremental share-based compensation expense during the year ended December 31, 2011.

In August 2011, the Company’s single largest shareholder acquired beneficial ownership of common shares on the open market. Following the acquisition of said shares, this entity beneficially owns at December 31, 2011 approximately 49.0%, or 52.7% on an as converted basis of the Company’s common stock. Certain of the Company’s stock option agreements contain a change-in-control provision whereby if a shareholder acquires beneficial ownership of the Company’s outstanding common stock that equates to 50% or greater of the then current number of common stock issued and outstanding, all unvested shares vest immediately. During the year ended December 31, 2011, approximately 540,000 options vested immediately upon the change in control event resulting in approximately $0.1 million of incremental share-based compensation expense.

In December 2011, upon the appointment of Carol Montgomery to the Company’s board of directors, the Company accelerated the vesting of 100,000 stock options, resulting in approximately $99,000 of incremental stock compensation expense.

Restricted Stock Award Activity

The Company periodically issues restricted stock awards to certain directors and key employees subject to certain vesting requirements based on future service. Fair value is calculated using the Black-Scholes option-pricing valuation model (single option approach). Although there was no restricted stock award activity during the year ended December 31, 2011, the Company did award and issue 41,796 fully vested non-restricted shares at a $1.61 weighted-average grant date fair value, which resulted in approximately $67,000 of share-based compensation expense during year ended December 31, 2011.

Information regarding stock award activity is presented as follows:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2009	1,250	$5.01
Awarded	62,825	0.87
Released	(64,075)	0.95
Forfeited	—	—

Non-vested at December 31, 2010	—	—
Awarded	41,796	1.61
Released	(41,796)	1.61

Non-vested at December 31, 2011	—	$—

Warrant Activity

In April 2011, the Company issued a warrant to Regent Pacific Management Corporation (“Regent Pacific”), a professional management consulting firm, to purchase up to 244,163 shares of common stock at an exercise price of $1.85 per share, in exchange for Regent Pacific providing the services of the Company’s Interim Chief Financial Officer and other services. The warrant vested over the three month service period ending July 2011. The total value of the warrant was calculated using the Black-Scholes option-pricing valuation model and determined to equal approximately $360,000, of which the entire amount has been expensed to general and administrative share-based compensation expense during the year ended December 31, 2011. The term of the warrant is 10 years.

The Company recognized the following share-based compensation expense during the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
	(Thousands)
Stock options
General and administrative	$444	$283
Cost of sales	72	27
Selling and marketing	194	58
Shipping and warehousing	9	4
Research and development	10	11
Restricted stock
General and administrative	39	55
Selling and marketing	28	6
Warrant
General and administrative	360	—

Total	1,156	444
Income tax benefit	(393)	(151)

Share-based compensation expense, net of taxes	$763	$293

The following table summarizes the approximate unrecognized compensation cost for the share-based compensation awards and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Expense	Weighted Average Remaining Years
	(Thousands)
Stock options	$1,186	2.38

Total	$1,186

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

Forfeitures.    The Company estimates forfeitures at the time of grant and revise those estimates in subsequent reporting periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.

The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2011 and 2010 was $1.09 per share and $0.64 per share, respectively. The following weighted average assumptions were used to estimate the fair value of options granted to employees and directors during the years ended December 31, 2011 and 2010:

	Year ended December 31,
	2011	2010
Expected volatility	87.5%	86.3%
Risk-free interest rate	1.4%	2.2%
Expectation term (in years)	4.0	4.0
Dividend yield	—	—

There were no non-employee stock options granted during the year ended December 31, 2011. The weighted-average estimated fair value of non-employee stock options granted during the year ended December 31, 2010 was $0.57 per share. The following weighted average assumptions were used to estimate the fair value of options granted to non-employees during the year ended December 31, 2010:

Year ended December 31,
2010
Expected volatility	86.0%
Risk-free interest rate	1.5%
Expectation term (in years)	4.0
Dividend yield	—

11.	Income Taxes

Income tax expense attributed to income from operations consists of:

	Year Ended December 31,
	2011	2010
	(Thousands)
Current
State	$1	$2
Foreign	31	150

Total	32	152
Deferred
Foreign	—	—

Total	—	—

Income tax provision	$32	$152

The components that comprise deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
	(Thousands)
Deferred tax assets:
NOL carryforwards	$10,664	$6,688
Allowance for doubtful accounts	46	56
Compensation and vacation accrual	89	69
Reserve for returns and allowances	498	435
Unrealized foreign currency loss	12	5
Inventory reserve	440	158
Foreign deferred tax asset before valuation allowance	1,754	2,018
Non-cash compensation	619	371
Depreciation and amortization	432	433
Benefit of state tax items	1	1
Capital loss on sale of LEM	4,294	4,294
Other	260	76

Gross deferred tax assets	19,109	14,604
Deferred tax liabilities:
Foreign deferred tax liability	—	—

Net deferred tax asset before valuation allowance	19,109	14,604
Valuation allowance	(19,109)	(14,604)

Net deferred tax liability	$—	$—

The reconciliation of computed “expected” income taxes to effective income tax expense by applying the federal statutory rate of 34% is as follows:

	Year Ending December 31,
	2011	2010
	(Thousands)
Computed “expected” tax expense	$(4,003)	$(4,973)
State taxes, net of federal benefit	(685)	(853)
Foreign tax expense	31	151
Foreign subsidiary loss	(26)	78
Permanent items	60	90
Basis difference on sale of LEM	—	477
NOL adjustment	(91)	—
U.S. valuation allowances	4,747	5,182
Other, net	(1)	—

	$32	$152

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance of $19.1 million and $14.6 million for its worldwide operations at December 31, 2011 and 2010, respectively. The change in the valuation allowance for the years ended December 31, 2011 and 2010 was an increase of $4.5 million and $4.6 million, respectively. The Company has recorded a $17.4 million and $12.6 million valuation allowance for SPY North America at December 31, 2011 and 2010, respectively. The Company has recorded a $1.8 million and $2.0 million valuation allowance for SPY Europe at December 31, 2011 and 2010, respectively. LEM was deconsolidated upon the sale of 90% of the Company’s equity interest on December 31, 2010. See Note 1 “Deconsolidation of LEM” to the Consolidated Financial Statements. For tax purposes, the Company incurred a capital loss on the sale of 90% of the Company’s equity interest in LEM. For federal and California income tax purposes, capital losses may only offset capital gains, with any excess capital losses available for carry-back to the previous three tax years and carry-forward for a five year period.

12.	Employee Benefit Plans

In 1998, the Company adopted the Spy Optic Inc. 401(k) Plan, or the “401(k) Plan.” The 401(k) Plan covers all employees who meet the eligibility requirements of a minimum of 270 hours of service and 18 years of age. The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under the provisions of the 401(k) Plan, eligible participants may contribute up to 15% of their annual compensation, not to exceed the maximum legal deferral. The Company is not required to contribute to the 401(k) Plan and made no contributions to the 401(k) Plan during the years ended December 31, 2011 or 2010.

13.	Related Party Transactions

Promissory Notes with Shareholder, Costa Brava Partnership III, L.P.

In December 2010, SPY North America borrowed $7.0 million under a promissory note due December 31, 2012 to Costa Brava Partnership III, L.P. (“Costa Brava”), an entity that owned at December 31, 2011 approximately 49.0%, or 52.7% on an as converted basis, of the Company’s common stock. The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark,

Rearden & Hamot, LLC, which is the sole general partner of Costa Brava. The promissory note replaced the $3.0 million, $1.0 million and $1.0 million promissory notes issued by SPY North America to Costa Brava in March 2010, October 2010 and November 2010, respectively, as well as provided for an additional $2.0 million in new loan proceeds. The promissory note was subordinated to the BFI loan agreement with BFI pursuant to the terms of a debt subordination agreement dated March 23, 2010 and amended on October 4, 2010, October 29, 2010, December 20, 2010, and June 11, 2011 by and between Costa Brava and BFI. The $7.0 million promissory note required cash monthly and periodic interest payments.

On December 21, 2011, the $7.0 million promissory note was modified to (i) extend the maturity date from December 31, 2012 to June 21, 2013, and (ii) allow SPY North America, at its discretion to pay the monthly interest payments in kind starting on January 1, 2012 as an addition to the outstanding principal amount due, rather than paid in cash. SPY North America has elected to pay all monthly interest payments in kind since January 1, 2012, of which such monthly payments in kind will be due at maturity.

Interest on the $7.0 million promissory note accrues daily at the following rates from the date of issuance of the promissory note: (i) 9% per annum payable on the last day of each calendar month through December 31, 2011 and (ii) 3% per annum payable on the revised maturity date. At the Company’s discretion, interest payments may be paid in kind as an addition to the outstanding principal amount due, rather than paid in cash. In addition, the promissory note required that SPY North America pay 1% of the original principal amount on each of December 31, 2011, December 31, 2012 and on the revised maturity date of June 21, 2013. During the term of the promissory note, Costa Brava may, at its discretion, convert up to $2,250,000 of the principal amount of the promissory note into shares of the Company’s common stock at a conversion price of $2.25 per share. See also Note 6 “Financing Arrangements” to the Consolidated Financial Statements.

In June 2011, SPY North America entered into a promissory note evidencing a $6.0 million line of credit commitment with Costa Brava. As of December 31, 2011, SPY North America had borrowed $6.0 million under this line of credit. Interest on the outstanding borrowings accrues daily at a rate equal to 12% per annum which became payable in kind in January 2012. During the year ended December 31, 2011, this line of credit required monthly and periodic cash interest payments through December 31, 2011.

On December 21, 2011, the line of credit was modified to effectively (i) accelerate the maturity date from June 30, 2014 to June 21, 2013, and (ii) allow SPY North America, at its discretion to pay the monthly interest payments in kind starting on January 1, 2012 as an addition to the outstanding principal amount due, rather than paid in cash. SPY North America has elected to pay all monthly interest payments in kind since January 1, 2012, of which such monthly payments in kind will be due at maturity.

In addition, this line of credit requires that SPY North America pay a facility fee on each of June 21 of each year until and on the maturity date, calculated as the lesser of (i) 1% of the average daily outstanding principal amount owed under the note for the 365 day period ending on such payment date or (ii) $60,000. See also Note 6 “Financing Arrangements” to the Consolidated Financial Statements.

The total outstanding borrowings under all promissory notes entered into with Costa Brava at December 31, 2011 and 2010 was $13.0 million and $7.0 million, respectively.

Customer Sales

During the year ended December 31, 2010, Simo Holdings, Inc. (formerly known as No Fear, Inc., “No Fear”) and its affiliates beneficially owned shares of the Company’s outstanding common stock. However, they no longer owned shares as of December 31, 2011 and 2010. In addition, No Fear and its subsidiaries, No Fear Retail Stores, Inc. (“No Fear Retail”) and MX No Fear Europe SAS (“MX No Fear”), own retail stores in the U.S. and Europe that purchase products from the Company. Aggregated sales to the U.S. retail stores owned by the foregoing entities during the year ended December 31, 2010 were approximately $0.7 million. Accounts receivable due from such U.S. retail stores amounted to $54,000 at December 31, 2010.

Aggregated sales to the MX No Fear stores during the year ended December 31, 2010 were approximately $0.5 million. Accounts receivable due from the MX No Fear stores amounted to $208,000 at December 31, 2010.

No Fear Parties Settlement Agreement

On April 28, 2009, the Company entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”), effective as of April 30, 2009, by and among the Company’s three wholly owned subsidiaries, SPY North America, SPY Europe and LEM (collectively, the “SPY Optic Parties”), and Mark Simo, No Fear, No Fear Retail and MX No Fear, (collectively, the “No Fear Parties”). The Settlement Agreement relates to various disputes among the parties regarding outstanding accounts receivable owed to the Company by No Fear Retail and MX No Fear and certain claims by Mr. Simo regarding his compensation for services he rendered as former Chief Executive Officer of the Company.

Pursuant to the Settlement Agreement, No Fear and its subsidiaries agreed to pay all outstanding accounts receivable due to the Company as follows: (1) an aggregate of approximately €307,000 to SPY Europe on the execution of the Settlement Agreement, approximately €46,000 of which was satisfied by the return of certain goggle products and (2) an aggregate of approximately $429,000 to SPY North America, approximately $71,000 of which was paid on the execution of the Settlement Agreement with the remainder paid in monthly installments of approximately $71,000 over five months (the “Installment Payments”) with the final payment delivered on October 1, 2009. In exchange, the Company agreed to provide Mr. Simo, or such other No Fear parties as Mr. Simo may designate, with product credits in the aggregate amount of $600,000 for compensation for services rendered as the former Chief Executive Officer of the Company, less applicable payroll tax withholdings, to purchase products from the Company. The product credits accrue as follows: (1) $350,000 on the execution of the Agreement and (2) $50,000 per month for five months thereafter subject to payment of the applicable Installment Payments in full. The Company recorded an additional $300,000 expense in the first quarter of 2009 for Mr. Simo’s compensation as discussed above. The remaining $300,000 was expensed in prior periods.

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

Pursuant to the Settlement Agreement, the SPY Optic Parties on the one hand and the No Fear Parties on the other hand each released the other with respect to any and all claims arising from or related to past dealings of any kind between the parties. The Settlement Agreement was signed on April 28, 2009, but its effectiveness was conditioned upon receipt of all funds required to be delivered on execution, which did not occur until April 30, 2009. As of December 31, 2010, the Company received payments of approximately $429,000 from No Fear and approximately €261,000 (approximately US$344,000) from MX No Fear with no further amounts due in accordance with the Settlement Agreement.

14.	Commitments and Contingencies

See “Deconsolidation of LEM” in Note 1 to the Consolidated Financial Statements regarding the Company’s future minimum purchase commitments to LEM.

Operating Leases

Prior to November 1, 2010, the Company leased its principal administrative and distribution facilities in Carlsbad, California, under a month to month operating lease with monthly payments of approximately $38,000. On November 1, 2010, the Company entered into a 38 month facility lease for the same facility, which commenced on November 1, 2010 and terminates on December 31, 2013. The facility lease has total lease payments of approximately $1.1 million and average monthly rent payments of approximately $29,000. SPY Europe leases a warehouse facility in Varese, Italy, which is used primarily for international sales and distribution. The Company also leases certain computer equipment, vehicles and temporary housing in Italy. Rent expense was approximately $435,000 and $596,000 for the years ended December 31, 2011 and 2010, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Year Ending December 31,	(Thousands)
2012	$445
2013	433
2014	66
2015	48

Total	$992

Capital Leases

Future minimum lease payments under capital leases at December 31, 2011 are as follows:

Year Ending December 31,	(Thousands)
2012	$77
2013	57
2014	47
2015	47
2016	16

Total minimum lease payments	244
Amount representing interest	(29)

Present value of minimum lease payments	215
Less current portion	(65)

Long-term portion	$150

The cost of equipment under a capital lease at December 31, 2011 and 2010 was approximately $324,000 and $128,000, respectively. The amount of accumulated depreciation related to equipment under capital lease at December 31, 2011 and 2010 was approximately $108,000 and $71,000, respectively. Amortization of assets held under capital leases is included in depreciation expense.

Athlete Contracts

At December 31, 2011, the Company has entered into endorsement contracts with athletes to actively wear and endorse the Company’s products. These contracts are based on minimum annual payments totaling approximately $297,000, $232,000, and $33,000 in 2012, 2013 and 2014, respectively, and may include additional performance-based incentives and/or product-specific sales incentives. At December 31, 2011, the Company also had pending endorsement contracts with athletes to actively wear and endorse the Company’s products with minimum annual payments totaling approximately $31,000.

Litigation

From time to time the Company may be party to lawsuits in the ordinary course of business. The Company is not currently a party to any material legal proceedings.

15.	Other Operating Expense

During the year ended December 31, 2011, the Company determined that the future cash flows arising from the sale of current and future potential inventory purchases of the O’Neill® and Melodies by MJB® eyewear brands would not be sufficient to cover the amount of the remaining minimum royalty obligations. In addition, the Company decided to cease making future purchase orders of additional inventory.

In July 2011, the Company entered into an Amended and Restated License Agreement with Rose Colored Glasses LLC, the licensor of Melodies by MJB®. This settlement agreement amends the original licensing agreement entered into by the Company and Rose Colored Glasses LLC in May 2010, by providing for an earlier expiration of the Company’s license to sell Melodies by MJB® branded sunglasses on March 31, 2012 and by terminating the Company’s obligations to pay $2.6 million of future royalty obligations to Rose Colored Glasses LLC. Pursuant to this settlement agreement, the Company paid Rose Colored Glasses LLC $1,000,000 in cash in July 2011 and issued a promissory note in the principal amount of $500,000, which does not accrue interest and becomes payable on March 31, 2012. As a result of these actions, the Company recorded $1.8 million in expense to other operating expense during the year ended December 31, 2011, of which $0.3 million related to the O’Neill® and $1.5 million related to the Melodies by MJB® eyewear brands. At December 31, 2011, the Company’s Consolidated Balance Sheet included $0.1 million in accrued liabilities related to the remaining O’Neill® royalty obligations and $500,000 (less imputed interest of $14,559) in notes payable related to the Rose Colored Glasses LLC settlement agreement.

16.	Concentrations

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

Customer

For the years ended December 31, 2011 and 2010, the Company had no sales to third party customers that accounted for 10% or more of total net sales.

Supplier

During 2011, the Company purchased a majority of its sunglass products approximately equally from one manufacturer in China and LEM. During 2010, the Company purchased the majority of its sunglass products from LEM, and to a lesser extent, from one manufacturer in China. During 2011 and 2010, the vast majority of the Company’s goggle products are manufactured by OGK in China. The Company does not have long-term agreements with any of its manufacturers other than LEM. The Company believes that other suppliers could provide plastic frames on comparable terms, however, a change in suppliers could result in a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

17.	Operating Segments and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company designs, produces and distributes sunglasses, snow and motocross goggles, and branded apparel and accessories for the action sports, snow sports and lifestyle markets. Up until December 31, 2010 the Company owned a manufacturer, LEM, located in Italy. LEM manufactures products for non-competing brands in addition to a substantial amount of the Company’s sunglass products. On December 31, 2010, the Company sold 90% of the capital stock of LEM and deconsolidated it. Results for the year ended December 31, 2010 include LEM and reflect operations of this manufacturer after elimination of intercompany transactions. During 2010 the Company operated in two business segments: distribution and manufacturing.

Information related to the Company’s operating segments is as follows:

Year Ended December 31,
2010
(Thousands)
Net sales:
Distribution	$30,349
Manufacturing	4,638
Intersegment	9,168
Eliminations	(9,168)

Total	$34,987

Operating loss:
Distribution	$(3,142)
Manufacturing	509

Total	$(2,633)

Net loss:
Distribution	$(4,868)
Manufacturing	261

Total	$(4,607)

December 31,
2010
(Thousands)
Tangible long-lived assets:
Distribution	$957
Manufacturing	—

Total	$957

The Company markets its products domestically and internationally, with its principal international market being Europe. Revenue is attributed to the location from which the product was shipped. Identifiable assets are based on location of domicile.

	Year Ended December 31,
	U.S. and Canada	Europe and Asia Pacific	Consolidated	Intersegment
		(Thousands)		(Thousands)
	2011			2011
Net sales	$28,228	$5,127	$33,355	$—

	2010			2010
Net sales	$25,363	$9,624	$34,987	$9,169

	December 31,
	2011	2010
	(Thousands)
Tangible long-lived assets:
U.S. and Canada	$593	$722
Europe and Asia Pacific	137	235

Total	$730	$957

18.	Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Thousands, except per share data)
Year ended December 31, 2011:
Net sales	$6,703	$8,986	$9,186	$8,480
Gross profit	3,413	4,882	3,245	2,811
Loss before provision for income taxes	(1,567)	(2,948)	(2,963)	(3,430)
Net loss	(1,571)	(2,951)	(2,984)	(3,434)
Basic net loss per share	$(0.13)	$(0.23)	$(0.23)	$(0.27)
Diluted net loss per share	$(0.13)	$(0.23)	$(0.23)	$(0.27)

Year ended December 31, 2010:
Net sales	$8,268	$9,528	$8,224	$8,967
Gross profit	3,721	5,510	3,871	3,650
Income (loss) before provision (benefit) for income taxes	(908)	455	(874)	(3,128)
Net income (loss)	(937)	408	(932)	(3,146)
Basic net income (loss) per share	$(0.08)	$0.03	$(0.08)	$(0.26)
Diluted net income (loss) per share	$(0.08)	$0.03	$(0.08)	$(0.26)

19.	Subsequent Event

On February 15, 2012, the Company changed the Company’s legal name to “SPY Inc.” In connection with the name change, the Company began trading under the new ticker symbol “XSPY” on the OTC Bulletin Board on that date under CUSIP number 85219W107.

SPY Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

For the Years Ended December 31, 2011 and 2010

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(Thousands)
Allowance for doubtful accounts:
Year ended December 31, 2011	$636	$104	$(427)	$313
Year ended December 31, 2010	$485	$421	$(270)	$636
Allowance for sales returns:
Year ended December 31, 2011	$1,263	$156	$(79)	$1,340
Year ended December 31, 2010	$1,473	$—	$(210)	$1,263
Allowance for inventory reserve:
Year ended December 31, 2011	$522	$1,070	$(336)	$1,256
Year ended December 31, 2010	$1,188	$527	$(1,193)	$522

Note:	Additions to the allowance for doubtful accounts are charged to bad debt expense. During the year ended December 31, 2011, deductions to the allowance for doubtful accounts include $99,000 in recovery of a portion of the prior years’ bad debt expense. Additions to the allowance for sales returns are charged against revenue. Additions to the allowance for inventory reserve are charged against cost of goods sold. The Deductions column for the year ended December 31, 2010 includes $31,000 and $273,000 for the allowance for doubtful accounts and inventory reserve, respectively, for the deconsolidation of LEM. See “Deconsolidation of LEM” section of Note 1 of the Notes to the Consolidated Financial Statements.

All other schedules have been omitted because they are either inapplicable or the required information has been provided in the Consolidated Financial Statements or the Notes thereto.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Control and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2011, the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time frames specified by the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2011, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (or the “COSO” criteria). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in our proxy statement for our 2012 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

Item 11. Executive Compensation

The information required by this item will be set forth in our proxy statement for our 2012 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this item will be set forth in our proxy statement for our 2012 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our proxy statement for our 2012 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth in our proxy statement for our 2012 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	Financial Statements

Reference is made to the Index to Consolidated Financial Statements of SPY Inc., under Item 8 of Part II hereof.

(2)	Financial Statement Schedules

The following financial statement schedule of SPY Inc. is filed as part of this Form 10-K (under Item 8 of Part II hereof):

Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

(b)	Exhibits

Exhibit No.	Description of Document	Incorporation by Reference

2.1(a)	Master Agreement dated December 16, 2010 by and among SPY Inc. (fka Orange 21 Inc.), Spy Optic Europe S.r.l. S.U. (fka Orange 21 Europe S.r.l.), Stefano Lodigiani, Claudio Marcassa, Nomec 92 S.r.l. and Greencube S.r.l.	Incorporated by reference to Form 8-K filed on January 6, 2011.

2.1(b)	First Amendment to Master Agreement dated September 23, 2011 by and among SPY Inc. (fka Orange 21 Inc.), Spy Optic Europe S.r.l. S.U. (fka Orange 21 Europe S.r.l.), Stefano Lodigiani, Claudio Marcassa, Nomec 92 S.r.l. and Greencube S.r.l.	Incorporated by reference to Form 10-Q filed November 14, 2011.

3.1	Restated Certificate of Incorporation	Incorporated by reference to Form 10-Q filed November 16, 2009.

3.2	Second Amended and Restated Bylaws	Incorporated by reference to Form 8-K filed on February 10, 2012.

3.3	Certificate of Ownership and Merger dated February 6, 2012	Incorporated by reference to Form 8-K filed on February 10, 2012.

4.1	Form of Common Stock Certificate	Incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004.

4.2	Common Stock Purchase Warrant to Purchase 142,000 shares of Common Stock of SPY Inc. (fka Orange 21 Inc.) issued to Roth Capital Partners, LLC dated June 22, 2005	Incorporated by reference to Form 10-Q filed August 11, 2005.

4.3	Common Stock Purchase Warrant to Purchase 5,000 shares of Common Stock of SPY Inc. (fka Orange 21 Inc.) issued to Dana Mackie dated June 22, 2005	Incorporated by reference to Form 10-Q filed August 11, 2005.

4.4	Common Stock Purchase Warrant to Purchase 244,163 shares of Common Stock of SPY Inc. (fka Orange 21 Inc.) issued to Regent Pacific Management Corporation dated April 12, 2011	Incorporated by reference to Form 10-Q filed August 8, 2011.

10.1(a)+	2004 Stock Incentive Plan (as amended and restated on September 13, 2011)	Incorporated by reference to Form 10-Q filed November 14, 2011.

10.1(b)+	Form of Stock Option Agreement (for use under the 2004 Stock Incentive Plan as amended and restated on April 26, 2007)	Incorporated by reference to Form 8-K filed on April 15, 2011.

10.1(c)+	Amendment No. 1 to Notice of Stock Option Grant and Stock Agreement dated May 20, 2009 by and between SPY Inc. (fka Orange 21 Inc.) and A. Stone Douglass	Incorporated by reference to Form 10-Q filed August 13, 2009.

10.1(d)+	Amendment No. 1 to Notice of Stock Option Grant and Stock Option Agreement dated May 26, 2009 by and between SPY Inc. (fka Orange 21 Inc.) and Jerry Collazo	Incorporated by reference to Form 10-Q filed August 13, 2009.

Exhibit No.	Description of Document	Incorporation by Reference

10.1(e)+	Amendment No. 2 to Notice of Stock Option Grant and Stock Option Agreement dated May 26, 2009 by and between SPY Inc. (fka Orange 21 Inc.) and Jerry Collazo	Incorporated by reference to Form 10-Q filed August 13, 2009.

10.1(f)+	Notice of Stock Option Grant and Nonstatutory Stock Option Agreement dated as of April 12, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Carol Montgomery	Incorporated by reference to Form 8-K filed on April 15, 2011.

10.1(g)+	Form of Stock Option Agreement (for use under the 2004 Stock Incentive Plan as amended and restated on September 13, 2011)	Filed herewith.

10.1(h)+	Form of Restricted Share Agreement (for use under the 2004 Stock Incentive Plan as amended and restated on September 13, 2011)	Filed herewith.

10.1(i)+	Form of Stock Appreciation Rights Agreement (for use under the 2004 Stock Incentive Plan as amended and restated on September 13, 2011)	Filed herewith.

10.1(j)+	Form of Stock Unit Agreement (for use under the 2004 Stock Incentive Plan as amended and restated on September 13, 2011)	Filed herewith.

10.2(a)	Loan and Security Agreement dated February 26, 2007 by and between Spy Optic Inc. (fka Orange 21 North America Inc.) and BFI Business Finance	Incorporated by reference to Form 8-K filed March 2, 2007.

10.2(b)	General Continuing Guaranty dated February 26, 2007 by and between SPY Inc. (fka Orange 21 Inc.) and BFI Business Finance	Incorporated by reference to Form 8-K filed March 2, 2007.

10.2(c)	First Modification to Loan and Security Agreement dated December 7, 2007 by and between Spy Optic Inc. (fka Orange 21 North America Inc.) and BFI Business Finance	Incorporated by reference to Form 8-K filed December 12, 2007.

10.2(d)	Second Modification to Loan and Security Agreement dated February 12, 2008 by and between Spy Optic Inc. (fka Orange 21 North America Inc.) and BFI Business Finance	Incorporated by reference to Form 10-K filed April 8, 2008.

10.2(e)	Sixth Modification to Loan and Security Agreement dated December 19, 2011 by and between Spy Optic Inc. (fka Orange 21 North America Inc.) and BFI Business Finance	Incorporated by reference to Form 8-K filed on December 23, 2011.

10.3+	Executive Employment Agreement dated January 19, 2009 between SPY Inc. (fka Orange 21 Inc.) and A. Stone Douglass	Incorporated by reference to Form 8-K filed January 26, 2009.

10.4+	Letter Agreement dated May 20, 2009 by and between SPY Inc. (fka Orange 21 Inc.) and Erik Darby	Incorporated by reference to Form 10-K filed March 26, 2010.

Exhibit No.	Description of Document	Incorporation by Reference

10.5(a)	Promissory Note issued on March 23, 2010 by Spy Optic Inc. (fka Orange 21 North America Inc.) to Costa Brava Partnership III, L.P.	Incorporated by reference to Form 10-K filed March 26, 2010.

10.5(b)	Promissory Note issued on October 5, 2010 by Spy Optic Inc. (fka Orange 21 North America Inc.) to Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed October 7, 2010.

10.5(c)	Promissory Note issued on November 1, 2010 by Spy Optic Inc. (fka Orange 21 North America Inc.) to Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed November 2, 2010.

10.5(d)	Promissory Note issued on December 20, 2010 by Spy Optic Inc. (fka Orange 21 North America Inc.) to Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed December 23, 2010.

10.5(e)	Amended and Restated $7.0 Million Promissory Note issued on December 19, 2011 by Spy Optic Inc. (fka Orange 21 North America Inc.) in favor of Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on December 23, 2011.

10.5(f)	Amended and Restated $6.0 Million Promissory Note issued on December 19, 2011 by Spy Optic Inc. (fka Orange 21 North America Inc.) in favor of Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on December 23, 2011.

10.6(a)	License Agreement dated May 12, 2010 by and between Spy Inc. (fka Orange 21 Inc.) and Rose Colored Glasses LLC	Incorporated by reference to form 10-Q filed August 16, 2010.

10.6(b)†	Amended and Restated License Agreement dated July 18, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Rose Colored Glasses LLC	Incorporated by reference to Form 10-Q/A filed on November 30, 2011.

10.7	Lease Agreement dated November 1, 2010 by and between Spy Optic Inc. (fka Orange 21 North America Inc.) and The Levine Family Trust	Incorporated by reference to Form 10-Q filed on November 15, 2010.

10.8(a)+	SPY Inc. (fka Orange 21 Inc.) Change in Control Severance Plan (effective December 8, 2010)	Incorporated by reference to Form 8-K filed on December 13, 2010.

10.8(b)+	Change in Control Severance Agreement dated December 8, 2010 between SPY Inc. (fka Orange 21 Inc.) and A. Stone Douglass	Incorporated by reference to Form 8-K filed on December 13, 2010.

10.8(c)+	Change in Control Severance Agreement dated December 8, 2010 between SPY Inc. (fka Orange 21 Inc.) and Erik Darby	Incorporated by reference to Form 8-K filed on December 13, 2010.

Exhibit No.	Description of Document	Incorporation by Reference

10.8(d)+	Amended and Restated Change in Control Severance Agreement dated October 31, 2011 by and between SPY Inc. (fka Orange 21 Inc.)and Michael Marckx	Incorporated by reference to Form 8-K filed on November 2, 2011.

10.8(e)+	Form of Change in Control Severance Agreement by and between SPY Inc. (fka Orange 21 Inc.) and Michael D. Angel	Incorporated by reference to Form 8-K filed on November 2, 2011.

10.8(f)+	Form of Change in Control Severance Agreement by and between SPY Inc. (fka Orange 21 Inc.) and Greg Hagerman	Incorporated by reference to Form 8-K filed on November 2, 2011.

10.9	Stock Purchase Agreement dated February 28, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Harlingwood (Alpha), LLC	Incorporated by reference to Form 8-K filed on March 4, 2011.

10.10	Registration Rights Agreement dated February 28, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Harlingwood (Alpha), LLC	Incorporated by reference to Form 8-K filed on March 4, 2011.

10.11(a)+	Retainer Agreement dated April 10, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Regent Pacific Management Corporation	Incorporated by reference to Form 8-K filed on April 15, 2011.

10.11(b)+	First Amendment to Retainer Agreement dated September 20, 2011 between Regent Pacific Management Corporation and SPY Inc. (fka Orange 21 Inc.)	Incorporated by reference to Form 8-K filed on September 26, 2011.

10.12+	Executive Employment Agreement dated April 13, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Carol Montgomery	Incorporated by reference to Form 8-K filed on April 15, 2011.

10.13(a)+	Amended and Restated Executive Employment Agreement dated October 31, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Michael Marckx	Incorporated by reference to Form 8-K filed on November 2, 2011.

10.13(b)+	Amendment No. 1 to Amended and Restated Executive Employment Agreement dated December 15, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Michael Marckx	Incorporated by reference to Form 8-K filed on December 21, 2011.

10.14+	Executive Employment Agreement dated October 31, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Michael D. Angel	Incorporated by reference to Form 8-K filed on November 2, 2011.

10.15+	Executive Employment Agreement dated October 31, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Greg Hagerman	Incorporated by reference to Form 8-K filed on November 2, 2011.

14.1	Code of Ethics for Senior Officers	Incorporated by reference to Form 10-K filed March 31, 2005.

14.2	Code of Business Conduct	Incorporated by reference to Form 10-K filed March 31, 2005.

Exhibit No.	Description of Document	Incorporation by Reference

21.1	List of Subsidiaries	Filed herewith.

23.1	Consent of Mayer Hoffman McCann P.C., independent registered certified public accountants	Filed herewith.

24.1	Power of Attorney	Included on the signature page.

31.1	Section 302 Certification of the Principal Executive Officer	Filed herewith.

31.2	Section 302 Certification of the Principal Financial Officer	Filed herewith.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	Filed herewith.

101.INS*	XBRL Instance Document	Furnished herewith.

101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.

†	The registrant has requested confidential treatment for portions of this agreement. Accordingly, certain portions of this agreement have been omitted in the version filed with this report and such confidential portions have been filed with the Securities and Exchange Commission.
+	Management contract or compensatory plan or arrangement.
#	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
*	Pursuant to Rule 406T of regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPY Inc.

Date: March 20, 2012

	By	/s/ Michael D. Angel
Michael D. Angel
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Marckx and Michael D. Angel, and each of them as his true and lawful attorney-in-fact, with full power of substitution, for each of them in any and all capacities, to sign any amendments to this annual report on Form 10-K and each amendment hereto and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Marckx Michael Marckx	President and Chief Executive Officer (Principal Executive Officer)	March 20, 2012

/s/ Michael D. Angel Michael D. Angel	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 20, 2012

/s/ Seth W. Hamot Seth W. Hamot	Chairman of the Board of Directors	March 20, 2012

/s/ Gregory R. Andrews Gregory R. Andrews	Director	March 20, 2012

/s/ Harry Casari Harry Casari	Director	March 20, 2012

/s/ Fir Geenen Fir Geenen	Director	March 20, 2012

/s/ David Mitchell David Mitchell	Director	March 20, 2012

Name	Title	Date

/s/ Carol Montgomery Carol Montgomery	Director	March 20, 2012

/s/ John Pound John Pound	Director	March 20, 2012

/s/ Stephen Roseman Stephen Roseman	Director	March 20, 2012

/s/ Greg Theiss Greg Theiss	Director	March 20, 2012