Form 10-Q
period 2012-03-31
Spy Inc.
filed 2012-05-10
CIK 932372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-51071

SPY INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0580186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2070 Las Palmas Drive, Carlsbad, CA	92011
(Address of principal executive offices)	(Zip Code)

(760) 804-8420

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

As of May 1, 2012, there were 13,034,381 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

SPY INC. AND SUBSIDIARIES

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include those described in Item 1A of Part II of this report under the caption “Risk Factors,” in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2011 under the caption “Risk Factors,” as well as those discussed elsewhere in this report and such other report. Readers are urged not to place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required by law, we undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

SpyOptic® and Spy® are the registered trademarks of SPY Inc. and its subsidiaries. O’Neill®, Margaritaville®, Melodies by MJB® and other brands, names and trademarks contained in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SPY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands, except number of shares and per share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets
Cash	$416	$727
Accounts receivable, net	5,011	4,859
Inventories, net	6,315	6,190
Prepaid expenses and other current assets	494	420

Total current assets	12,236	12,196
Property and equipment, net	679	730
Intangible assets, net of accumulated amortization of $699 and $688 at March 31, 2012 and December 31, 2011, respectively	53	65
Other long-term assets	52	50

Total assets	$13,020	$13,041

Liabilities and Stockholders’ Deficit
Current liabilities
Lines of credit	$3,084	$2,484
Current portion of capital leases	66	65
Current portion of secured notes payable	14	500
Accounts payable	2,961	1,583
Accrued expenses and other liabilities	2,835	2,679
Income taxes payable	13	8

Total current liabilities	8,973	7,319
Capital leases, noncurrent	134	150
Secured notes payable, noncurrent	43	47
Subordinated stockholder long-term debt, noncurrent	13,665	13,000

Total liabilities	22,815	20,516
Stockholders’ deficit
Preferred stock: par value $0.0001; 5,000,000 authorized; none issued	—	—
Common stock: par value $0.0001; 100,000,000 shares authorized; 13,017,450 and 12,955,438 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1	1
Additional paid-in capital	43,750	43,492
Accumulated other comprehensive income	501	471
Accumulated deficit	(54,047)	(51,439)

Total stockholders’ deficit	(9,795)	(7,475)

Total liabilities and stockholders’ deficit	$13,020	$13,041

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Net sales	$8,145	$6,703
Cost of sales	4,354	3,290

Gross profit	3,791	3,413
Operating expenses:
Sales and marketing	3,629	2,795
General and administrative	1,996	1,664
Shipping and warehousing	188	139
Research and development	137	154

Total operating expenses	5,950	4,752

Loss from operations	(2,159)	(1,339)
Other expense:
Interest expense	(505)	(256)
Foreign currency transaction gain	56	28

Total other expense	(449)	(228)

Loss before provision for income taxes	(2,608)	(1,567)
Income tax provision	—	4

Net loss	$(2,608)	$(1,571)

Net loss per share of Common Stock
Basic	$(0.20)	$(0.13)

Diluted	$(0.20)	$(0.13)

Shares used in computing net loss per share of Common Stock
Basic	13,007	12,488

Diluted	13,007	12,488

Other comprehensive income (loss):
Foreign currency translation adjustment	$(164)	$(301)
Unrealized gain on foreign currency exposure of net investment in foreign operations	$194	$350

Total other comprehensive income	30	49

Comprehensive loss	$(2,578)	$(1,522)

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Operating Activities
Net loss	$(2,608)	$(1,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95	160
Paid-in-kind interest	432	—
Share-based compensation	181	139
Provision for doubtful accounts	7	30
Impairment of property and equipment	5	105
Foreign currency transaction gain	28	—
Amortization of debt discount	15	—
Change in operating assets and liabilities:
Accounts receivable, net	(159)	765
Inventories, net	(125)	138
Prepaid expenses and other current assets	(74)	1
Other assets	(2)	(1)
Accounts payable	1,379	(157)
Accrued expenses and other liabilities	458	(238)
Income taxes payable/receivable	5	4

Net cash used in operating activities	(363)	(625)
Investing Activities
Purchases of property and equipment	(34)	(73)
Proceeds from sale of property and equipment	—	1

Net cash used in investing activities	(34)	(72)
Financing Activities
Line of credit borrowings (repayments), net	600	(434)
Principal payments on secured notes payable	(504)	(3)
Principal payments on capital leases	(16)	(6)
Proceeds from exercise of stock options	7	68
Proceeds from sale of common stock, net of issuance costs of $44 at March 31, 2011	—	1,131

Net cash provided by financing activities	87	756
Effect of exchange rate changes on cash	(1)	(16)

Net (decrease) increase in cash	(311)	43
Cash at beginning of period	727	263

Cash at end of period	$416	$306

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$73	$195
Income taxes	$—	$—
Summary of non-cash financing and investing activities:
Accrued board of directors fees paid in restricted stock award reclass	$70	$—
Accrued paid-in kind interest to notes payable reclass	$233	$—

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies Basis of Presentation

Basis of Presentation

The accompanying unaudited consolidated financial statements of SPY Inc. and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. For purposes of this report, the term the “Company” refers to SPY Inc. and its subsidiaries unless the context requires otherwise.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results of operations for the year ending December 31, 2012. The consolidated financial statements contained in this Form 10-Q should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company operates through its subsidiaries and currently has one wholly-owned subsidiary incorporated in California, Spy Optic Inc. (“SPY North America”), and one wholly-owned subsidiary incorporated in Italy, Spy Optic Europe S.r.l.S.U. (“SPY Europe”).

In January 2006, the Company acquired one of its manufacturers, LEM S.r.l. (“LEM”). On December 31, 2010, the Company sold 90% of the capital stock of LEM. See “LEM Purchase Commitments” in Note 12.

Capital Requirements and Resources

The Company incurred negative cash flow from operations and significant net losses during the three months ended March 31, 2012 and March 31, 2011, respectively. Although the Company incurred a significant net loss during the three months ended March 31, 2012, the negative impact of the net loss on cash flow from operations was partially offset by a significant increase in accounts payable and accrued expenses primarily due to the timing of inventory purchases, the payment of which will require cash usage during the second quarter of 2012. The Company incurred significant negative cash flow from operations and net losses during the year ended December 31, 2011 and had significant working capital requirements because, among other reasons, (i) during the first half of 2011, the Company ordered and/or purchased inventory in anticipation of sales growth that did not occur and (ii) the Company was subject to minimum purchase commitments and made non-cancellable purchase orders pursuant to the Company’s agreements with LEM and its other suppliers, which the Company was unable to adjust when sales did not meet anticipated levels. The Company anticipates that it will continue to have requirements for additional cash to finance its working capital requirements and to invest in marketing and sales activities deemed necessary to achieve its desired business growth.

The Company relies on SPY North America’s credit line with BFI and its credit facilities with Costa Brava Partnership III, L.P. (“Costa Brava”), an entity that, as of March 31, 2012, owned approximately 48.7%, or 52.5% on an as converted basis, of the Company’s common stock. The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava.

In December 2011, BFI agreed to increase the borrowing availability with respect to SPY North America’s inventory, subject to certain limitations, and to lend against Canada-based accounts receivable not previously included in the eligible accounts receivable borrowing availability. However, the level of borrowing availability from BFI depends heavily on the level, aging and other criteria associated with the underlying accounts receivable (which, in turn, are heavily dependent on the level of the SPY North America’s sales) and the level of eligible inventory to support SPY North America’s desired level of borrowing. BFI may, however, reduce SPY North America’s borrowing availability in certain circumstances, including, without limitation, if BFI determines in good faith that SPY North America’s creditworthiness has declined, the turnover of SPY North America’s inventory has changed materially, or the liquidation value of SPY North America’s inventory or receivables has decreased. Further the BFI loan agreement provides that BFI may declare SPY North America in default if SPY North America experiences a material adverse change in its business or financial condition or if BFI determines that SPY North America’s ability to perform under the BFI loan agreement or Costa Brava credit facilities are materially impaired. If the Company is unable to extend the maturity date its credit facilities with of Costa Brava prior to its due date, BFI could consider that to be a material adverse change.

As of December 31, 2011, the Company had borrowed the maximum principal amount available under its credit facilities ($13.0 million) with Costa Brava. Including the amount of the monthly interest payments due since January 1, 2012, which are permitted to be paid by adding them to the outstanding principal, the total outstanding borrowing balance to Costa Brava was $13.7 million as of March 31, 2012.

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

The level of the Company’s future capital requirements will depend on many factors, including some or a combination of the following: (i) its ability to grow its net sales, (ii) its ability to improve its management of working capital, particularly accounts receivable and inventory and (iii) manage expected expenses and capital expenditures. The continued perception of uncertainty in the world’s economy may adversely impact the Company’s access to capital through its credit lines and other sources. The current economic environment could also cause lenders and other counterparties who provide credit to the Company to breach their obligations to the Company, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under the Company’s credit arrangements.

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

Recent Financing Transactions

On December 21, 2011, BFI increased SPY North America’s borrowing capability within the $7.0 million limit by (a) increasing the amount which SPY North America is able to borrow against its inventory to a range of $1.5 million to $2.0 million depending on seasonality, from the previous range of $0.5 million to $0.75 million, subject to limitations and sublimits of (i) 35% of eligible inventory and (ii) 50% of eligible accounts receivable, and (b) agreeing to finance up to 80% of eligible Canada accounts receivable subject to limitations, whereas SPY North America was not previously able to borrow against any Canada accounts receivable.

In June 2011, SPY North America entered into a promissory note evidencing a $6.0 million line of credit commitment with Costa Brava. As of December 31, 2011, SPY North America had borrowed $6.0 million under this line of credit. Interest on the outstanding borrowings accrues daily at a rate equal to 12% per annum. During the year ended December 31, 2011, this line of credit had required monthly and periodic cash interest payments through December 31, 2011. On December 21, 2011, the line of credit was modified to (i) accelerate the maturity date from June 30, 2014 to June 21, 2013, and (ii) allow SPY North America, at its discretion to pay the monthly interest payments in kind starting on January 1, 2012 as an addition to the outstanding principal amount due, rather than paid in cash. SPY North America has elected to pay all monthly interest payments due since January 1, 2012 in kind by adding accrued interest to outstanding principal which will be due at maturity.

As of December 2010, SPY North America had borrowed a total of $7.0 million from Costa Brava under a promissory note which at that time was due December 31, 2012. On December 21, 2011, the $7.0 million promissory note was modified to (i) extend the maturity date from December 31, 2012 to June 21, 2013, and (ii) allow SPY North America, at its discretion to pay the monthly interest payments in kind starting on January 1, 2012 as an addition to the outstanding principal amount due, rather than paid in cash. SPY North America has elected to pay all monthly interest payments due since January 1, 2012 in kind by adding the accrued interest to outstanding principal which will be due at maturity.

In February 2011, the Company sold 712,121 shares of its common stock to Harlingwood (Alpha), LLC in exchange for $1,174,999, or $1.65 per share.

NASDAQ Deficiency

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

There are no recently issued accounting principles subsequent to the Company’s disclosure in the Annual Report on Form 10-K for the year ended December 31, 2011 which would have a significant impact on the Company’s Consolidated Financial Statements.

3.	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options and warrants, using the treasury stock method. The following table lists the potentially dilutive equity instruments, each convertible into one share of common stock, used in the calculation of diluted earnings per share for the periods presented:

	Three Months Ended March 31,
	2012	2011
	(Thousands)
Weighted average common shares outstanding - basic	13,007	12,488
Assumed conversion of dilutive stock options, convertible debt and warrants	—	—

Weighted average common shares outstanding - dilutive	13,007	12,488

The following potentially dilutive instruments were not included in the diluted per share calculation for the periods presented as their inclusion would have been antidilutive:

	Three Months Ended March 31,
	2012	2011
	(Thousands)
Stock options	2,735	2,267
Warrants	244	—
Convertible debt	1,000	1,000

Total	3,979	3,267

4.	Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive loss.

The components of accumulated other comprehensive income, net of tax, are as follows:

	March 31,	December 31,
	2012	2011
	(Thousands)
Equity adjustment from foreign currency translation	$460	$624
Unrealized gain on foreign currency exposure of net investment in foreign operations	41	(153)

Accumulated other comprehensive income	$501	$471

5.	Accounts Receivable

Accounts receivable consisted of the following:

	March 31, 2012	December 31, 2011
	(Thousands)
Trade receivables	$6,711	$6,512
Less allowance for doubtful accounts	(300)	(313)
Less allowance for returns	(1,400)	(1,340)

Accounts receivable, net	$5,011	$4,859

6.	Inventories

Inventories consisted of the following:

	March 31, 2012	December 31, 2011
	(Thousands)
Raw materials	$15	$15
Finished goods	6,300	6,175

Inventories, net	$6,315	$6,190

The Company’s balances are net of an allowance for excess and obsolete inventories of approximately $0.9 million and $1.3 million at March 31, 2012 and December 31, 2011, respectively.

7.	Short-term Debt

Line of Credit – BFI

On February 26, 2007, SPY North America entered into a Loan and Security Agreement with BFI Business Finance with a maximum borrowing limit of $5.0 million, which was subsequently modified on December 7, 2007 and February 12, 2008 to, among other things, increase the maximum borrowing limit to $8.0 million. Effective April 30, 2010, the maximum borrowing limit was reduced to $7.0 million.

On December 21, 2011, BFI increased SPY North America’s borrowing capability within the $7.0 million limit by (a) increasing the amount which SPY North America is able to borrow against its inventory to a range of $1.5 million to $2.0 million depending on seasonality, from the previous range of $0.5 million to $0.75 million, subject to limitations and sublimits of (i) 35% of eligible inventory and (ii) 50% of eligible accounts receivable, and (b) agreeing to finance up to 80% of eligible Canada accounts receivable subject to limitations, whereas SPY North America was not previously able to borrow against any Canada accounts receivable.

Actual borrowing availability under the BFI loan agreement is based on eligible trade receivable and inventory levels of SPY North America. As a result of the December 2011 changes to the BFI loan agreement, SPY North America is permitted to borrow up to $7.0 million, subject to the following limitations: (i) up to 80% of eligible United States accounts receivable, or a lower percentage in certain circumstances, (ii) 80% of eligible Canadian receivables, or a lower percentage in certain circumstances, and (iii) 35% of eligible United States inventory, provided such amount does not exceed 50% of eligible United States and Canadian accounts receivable and does not exceed the maximum inventory borrowing range limits of $1.5 million to $2.0 million, depending on seasonality. Borrowings under the BFI loan agreement bear interest at a rate per annum equal to the prime rate as reported in the Western Edition of The Wall Street Journal from time to time plus 2.5%, with a minimum monthly interest charge of $2,000. SPY North America granted BFI a security interest in substantially all of SPY North America’s assets as security for its obligations under the Loan Agreement. Additionally, the obligations under the BFI loan agreement are guaranteed by SPY Inc. The BFI loan agreement renews annually in February for one additional year unless otherwise terminated by either SPY North America or by BFI. The BFI loan agreement was renewed in February 2012 through February 2013.

The BFI loan agreement imposes certain covenants on SPY North America, including, but not limited to, covenants requiring SPY North America to provide certain periodic reports to BFI, to inform BFI of certain changes in the business, to refrain from incurring additional debt in excess of $100,000 and to refrain from paying dividends. The BFI loan agreement also has cross default provisions. Further, the BFI loan agreement provides that BFI may declare SPY North America in default if SPY North America experiences a material adverse change in its business or financial condition or in its ability to perform the obligations owed under the BFI loan agreement. BFI’s prior consent, which shall not be unreasonably withheld, is required in the event that SPY North America seeks additional debt financing, including debt financing subordinate to BFI. SPY North America has also established bank accounts in BFI’s name in the United States and Canada into which collections on accounts receivable and other collateral are deposited (the “Collateral Accounts”). Pursuant to the deposit control account agreements between SPY North America and BFI with respect to the Collateral Accounts, BFI is entitled to sweep all amounts deposited into the Collateral Accounts and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to SPY North America any amounts remaining after payment of all amounts due under the BFI loan agreement. SPY North America was in compliance with the covenants under the BFI loan agreement at March 31, 2012.

At March 31, 2012 and December 31, 2011, there were outstanding borrowings of $3.1 million and $2.5 million, respectively, under the BFI line of credit. At March 31, 2012, the remaining useable availability under this line was $0.8 million and the interest rate was 5.75%.

At March 31, 2012 and December 31, 2011, approximately $1.8 million and $1.7 million, respectively, of the outstanding borrowings were attributable to accounts receivable. At March 31, 2012 and December 31, 2011, approximately $3.1 million and $2.8 million, respectively, of related accounts receivable were collateralized in connection with the outstanding borrowings.

At March 31, 2012 and December 31, 2011, approximately $1.3 million and $0.8 million, respectively, of the outstanding borrowings were attributable to inventory. At March 31, 2012 and December 31, 2011, approximately $4.6 million and $4.8 million, respectively, of related inventory were collateralized in connection with the outstanding borrowings.

Line of Credit – Banca Popolare di Bergamo

The Company has one line of credit with Banca Popolare di Bergamo in Italy for SPY Europe for a maximum of €100,000, subject to eligible accounts receivable. The line of credit is 35% guaranteed by Eurofidi, a government-sponsored third party that guarantees debt, and expires on September 30, 2013. The line of credit balance at March 31, 2012 was zero and availability under this line of credit was €100,000 (approximately US$133,000) and bears interest at 5.0%.

As of March 31, 2011, the Company had two lines of credit with Banca Poplare di Bergama for an aggregate maximum of €160,000 (approximately $200,000) bearing interest at 5.0%. The aggregate outstanding balance under this line of credit balance was zero at March 31, 2011.

Other

In July 2011, the Company entered into an Amended and Restated License Agreement with Rose Colored Glasses LLC, the licensor of Melodies by MJB®. Pursuant to this settlement agreement, the Company paid Rose Colored Glasses LLC $1,000,000 in cash in July 2011 and issued a promissory note in the principal amount of $500,000, which did not accrue interest and became payable on March 31, 2012, on which date the Company paid the principal amount of $500,000 to Rose Colored Glasses LLC.

8.	Long-term Debt

Notes Payable – Costa Brava

As of December 2010, SPY North America had borrowed a total of $7.0 million from Costa Brava under a promissory note which at that time was due December 31, 2012. The promissory note was subordinated to the BFI loan agreement with BFI pursuant to the terms of a debt subordination agreement between Costa Brava and BFI. The $7.0 million promissory note at that time required monthly and periodic interest payments.

On December 21, 2011, the $7.0 million promissory note was modified to (i) extend the maturity date from December 31, 2012 to June 21, 2013, and (ii) allow SPY North America, at its discretion to pay the monthly interest payments in kind starting on January 1, 2012 as an addition to the outstanding principal amount due, rather than paid in cash. Interest on the $7.0 million promissory note accrues daily at the following rates from the date of issuance of the promissory note: (i) 9% per annum payable on the last day of each calendar month through December 31, 2011 and (ii) 3% per annum payable on the revised maturity date. SPY North America has elected to pay all monthly interest payments due since January 1, 2012 in kind by adding the accrued interest to outstanding principal which will be due at maturity.

Interest on the $7.0 million promissory note accrues daily at the following rates from the date of issuance of the promissory note: (i) 9% per annum payable on the last day of each calendar month through December 31, 2011 and (ii) 3% per annum payable on the revised maturity date. At SPY North America’s discretion, interest payments may be paid in kind as an addition to the outstanding principal amount due, rather than paid in cash. In addition, the promissory note required that SPY North America pay 1% of the original principal amount on each of December 31, 2011, December 31, 2012 and on the revised maturity date of June 21, 2013. During the term of the promissory note, Costa Brava may, at its discretion, convert up to $2,250,000 of the principal amount of the promissory note into shares of the Company’s common stock at a conversion price of $2.25 per share. The $7.0 million promissory note contains representations and warranties, and reporting and financial covenants that are customary for financings of this type, and has cross default provisions. SPY North America was in compliance with the covenants under the promissory note at March 31, 2012. The $7.0 million promissory note also requires that the Company obtain Costa Brava’s consent with respect to certain financing transactions. The promissory note modification was accounted for as a modification of debt, in accordance with authoritative guidance. See also Note 11 “Related Party Transactions” to the Consolidated Financial Statements.

In June 2011, SPY North America entered into a promissory note evidencing a $6.0 million line of credit commitment with Costa Brava. As of March 31, 2012, SPY North America had borrowed $6.0 million under this line of credit, plus payment in kind interest. Interest on the outstanding borrowings accrues daily at a rate equal to 12% per annum which became payable in kind starting on January 1, 2012. During the year ended December 31, 2011, this line of credit had required monthly and periodic interest payments through December 31, 2011. On December 21, 2011, the line of credit was modified to (i) accelerate the maturity date from June 30, 2014 to June 21, 2013, and (ii) allow SPY North America, at its discretion, to pay the monthly interest payments in kind starting on January 1, 2012 as an addition to the outstanding principal amount due, rather than paid in cash. SPY North America has elected to pay all monthly interest payments in kind subsequent to January 1, 2012, and intends to continue such election. These monthly payments in kind will be due at maturity. As of March 31, 2012, SPY North America had borrowed $6.0 million under this line of credit, excluding the amount of monthly interest payments due since January 1, 2012 that SPY North America has elected to be added to outstanding principal.

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

The promissory note evidencing this line of credit is subordinated to the amounts borrowed by SPY North America from BFI, pursuant to the terms of a debt subordination agreement between Costa Brava and BFI. The promissory note evidencing this line of credit contains customary representations and warranties and reporting and financial covenants that are customary for financings of this type, and cross default provisions. SPY North America was in compliance with the covenants under this promissory note at March 31, 2012. This promissory note also requires that the Company obtain Costa Brava’s consent with respect to certain financing transactions.

The total outstanding borrowings under all promissory notes entered into with Costa Brava at March 31, 2012 and December 31, 2011 was $13.7 million and $13.0 million, respectively. The $13.7 million balance includes $0.7 million of interest that has been added to outstanding principal and will be due on maturity, $0.43 million of which is attributable to interest expense accrued during the three months ended March 31, 2012 and $0.23 million of which was attributable to interest expense accrued in prior periods.

Notes payable at March 31, 2012 consist of the following:

(Thousands)
Costa Brava convertible notes payable	$2,250
Costa Brava subordinated notes payable	11,414
Secured note payable for vehicle purchases, 4.69% interest rate with monthly payments of $1,400 due through December 2015, secured by vehicles	58
Less current portion	(14)

Notes payable, less current portion	$13,708

9.	Fair Value of Financial Instruments

In April 2009, the Company adopted FASB’s authoritative guidance on interim disclosures about fair value of financial instruments, which requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. The Company’s financial instruments include cash, accounts receivable and payable, short-term borrowings accrued liabilities, other short-term liabilities, capital leases, notes payable and related party debt. The carrying amount of these instruments approximates fair value because of their short-term nature. The carrying value of the Company’s long-term debt, including the current portion approximates fair value as of March 31, 2012.

10.	Share-Based Compensation

Stock Option Activity

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(Thousands)
Options outstanding at December 31, 2011	2,439,967	$1.97
Granted	370,000	$1.79
Exercised	(8,200)	$0.85
Expired	(46,800)	$0.81
Forfeited	(20,000)	$1.63

Options outstanding at March 31, 2012	2,734,967	$1.97	8.38	$470

Options exercisable at March 31, 2012	1,152,456	$2.35	6.89	$420

Intrinsic value is defined as the difference between the relevant current market value of the common stock and the grant price for options with exercise prices less than the market values on such dates. During the three months ended March 31, 2012 and 2011, the Company received approximately $7,000 and $68,000, respectively, in cash proceeds from the exercise of stock options.

The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2012 and 2011 was $1.12 and $1.22, respectively.

Restricted Stock Award Activity

The Company periodically issues restricted stock awards to certain directors and key employees subject to certain vesting requirements based on future service. Fair value is calculated using the Black-Scholes option-pricing valuation model (single option approach). Although there was no restricted stock award activity during the three months ended March 31, 2012, the Company did award and issue 38,812 fully vested non-restricted shares at a $1.80 weighted-average grant date fair value in lieu of board of directors fees, which resulted in approximately $70,000 of share-based compensation, the expense of which was previously reflected in accrued liabilities at December 31, 2011.

The Company recognized the following share-based compensation expense during the three months ended March 31, 2012 and 2011:

	Three Months ended March 31,
	2012	2011
	(Thousands)
Stock options
General and administrative	$59	$70
Cost of sales	5	5
Selling and marketing	42	42
Shipping and warehousing	1	1
Research and development	4	3
Restricted stock
General and administrative	70	18

Total	181	139
Income tax benefit	(62)	(47)

Share-based compensation expense, net of taxes	$119	$92

Total unrecognized share-based compensation expense for outstanding stock option awards at March 31, 2012 is approximately $1.3 million, which will be recognized over a weighted average remaining life of 2.29 years.

11.	Related Party Transactions

Promissory Notes with Shareholder, Costa Brava Partnership III, L.P.

See footnote 8 “Long-term Debt” to the Consolidated Financial Statements regarding promissory notes due to Costa Brava, an entity that owned at March 31, 2012 approximately 48.7%, or 52.5% on an as converted basis, of the Company’s common stock. The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava.

The total outstanding borrowings under all promissory notes entered into with Costa Brava at March 31, 2012 and December 31, 2011 was $13.7 million and $13.0 million, respectively.

12.	Commitments and Contingencies

LEM Purchase Commitments

In January 2006, the Company acquired for $6.1 million all of the equity interest of LEM and consolidated it. LEM was, is currently and is expected to continue to be one of the Company’s manufacturers of sports eye glasses for the foreseeable future. On December 31, 2010, the Company completed the sale of 90% of its equity interest in LEM to two LEM employees and two third-party suppliers of LEM (“Purchasers”). The Company continues to hold a 10% equity interest in LEM.

The Company, SPY Europe and the Purchasers entered into an amendment to the LEM agreement dated as of September 23, 2011. Under the terms of the amendment, the annual minimum purchase amount for the year ending December 31, 2011 was reduced from €3,717,617 to €3,416,000, with the reduction of the annual minimum commitment substantially all attributable to the quarterly minimum commitments for the three month periods ended September 30, 2011 and December 31, 2011. In addition, (i) the minimum purchase amount for the year ended December 31, 2012 was increased slightly from €1,858,808 to €1,859,000, (ii) the portion of the annual commitment for the six months ending June 30, 2012 was reduced from €930,000 to €620,000, and (iii) the portion of the annual commitment for the six months ending December 31, 2012 was increased from €929,000 to €1,239,000. The annual 2012 minimum commitment is subject to a further downward adjustment by an amount equal to 50% of new products the Company purchases from LEM (as defined in the amendment), which downward adjustment may not exceed €400,000. The minimum purchase amount for 2012, when converted into United States dollars at the spot exchange rates in effect at March 31, 2012 and December 31, 2011 is US$2,479,720 and US$2,407,405, respectively, per the amended agreement. Further, the amendment establishes a new minimum purchase amount for the year ended December 31, 2013 of €361,200 plus the amount, if any, by which the minimum purchase amount for 2012, if any, is adjusted downward pursuant to the adjustment for new product purchases described above. Converted into United States dollars at the spot exchange rates in effect at March 31, 2012 and December 31, 2011, the minimum purchase amount for the year ended December 31, 2013 was US$481,805 and US$467,754, respectively.

In the event the Company does not meet the minimum purchase amounts indicated above, the Company must pay LEM in cash an amount equal to €0.37 for each Euro of goods and/or services of the minimum purchase amounts not purchased by the Company during each quarter of each annual commitment period, subject to certain carryover provisions if the Company’s purchases exceed its quarterly minimum in a previous quarter or quarters. During the year ended December 31, 2011, the Company decided that it would not purchase approximately €334,000 of its minimum commitment for the three months ended September 30, 2011 and therefore paid LEM approximately €124,000 (US$173,944) in the year ended December 31, 2011. During the three months ended December 31, 2011, the Company decided that it would not purchase approximately €467,000 of its minimum commitment for the three months ended December 31, 2011 and therefore became obligated to pay LEM approximately €173,000 (US$224,035), which was reflected as an accrued liability in the Company’s Consolidated Balance Sheet at December 31, 2011. The Company has non-cancellable open purchase orders to LEM of approximately €324,097 (US$432,313) through December 31, 2012, from which it anticipates delivery prior to December 31, 2012.

Operating Leases

On November 1, 2010, the Company entered into a 38-month facility lease for its principal administrative and distribution facilities located in Carlsbad, California, which commenced on November 1, 2010 and terminates on December 31, 2013. The facility lease has total remaining lease payments of approximately $0.6 million and average monthly rent payments of approximately $29,000. SPY Europe leases a warehouse facility in Varese, Italy, which is used primarily for international sales and distribution and also leases two cars. The Company also leases certain computer equipment, vehicles and temporary housing in Italy. Rent expense was approximately $110,000 and $109,000 for the three months ended March 31, 2012 and 2011, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

(Thousands)
Year Ending December 31,
2012 remaining payments	$329
2013	412
2014	68
2015	50

Total	$859

Capital Lease

Future minimum lease payments under capital leases at March 31, 2012 are as follows:

(Thousands)
Year Ending December 31,
2012 remaining payments	$58
2013	57
2014	47
2015	48
2016	15

Total minimum lease payments	225
Amount representing interest	(25)

Present value of minimum lease payments	200
Less current portion	(66)

Long-term portion	$134

Athlete Contracts

As of March 31, 2012, the Company has entered into endorsement contracts with athletes to actively wear and endorse the Company’s products. These contracts are based on minimum annual payments totaling approximately $811,000, $469,000, $188,000, $25,000 and $25,000 in 2012, 2013, 2014, 2015 and 2016 respectively. Some of these agreements also contain performance-based incentives and/or product-specific sales incentives, which if earned in full, would result in payments approximating $330,000, $152,000, $22,000, $10,000, and $5,000 in 2012, 2013, 2014, 2015, and 2016, respectively. Expenses related to athlete contracts during the three months ended March 31, 2012 and 2011 were $202,000 and $181,000, respectively. The Company also had pending endorsement contracts with athletes to actively wear and endorse the Company’s products with minimum annual payments totaling approximately $147,000 and may include additional performance-based incentives and/or product specific sales incentives.

Litigation

From time to time the Company may be party to lawsuits in the ordinary course of business. The Company is not currently a party to any material legal proceedings.

13.	Licensed Brands

During 2011 and 2010, the Company designed, manufactured and sold eyewear under the O’Neill®, Melodies by MJB® and Margaritaville® brands. During 2011, the Company decided to focus its development, marketing and sales activity on its SPY® products. As part of that focus, the Company decided to cease any new purchase orders of additional inventory for the O’Neill®, Melodies by MJB® and Margaritaville® licensed eyewear brands. In July 2011, the Company entered into an agreement with Rose Colored Glasses LLC in which, among other matters, the parties agreed to terminate the existing license agreement for Melodies by MJB® effective March 31, 2012. Pursuant to this settlement agreement, the Company paid Rose Colored Glasses LLC $1,000,000 in cash in July 2011 and issued a promissory note in the principal amount of $500,000. During the three months ended March 31, 2012, the Company paid-off the promissory note in full and has no debt outstanding to Rose Colored Glasses LLC as of March 31, 2012. Additionally, in December 2011, SPY North America gave O’Neill® a 180 day notice of termination in accordance with the allowable termination clause in the agreement. During the three months ended March 31, 2012, the Company paid the last of the royalty payments to O’Neill® and has no debt outstanding to O’Neill® as of March 31, 2012.

14.	Operating Segments and Geographic Information

For the three months ended March 31, 2012 and 2011, the Company only operated in one business segment: distribution.

The Company markets and sells its products domestically (United States and Canada, together “North America”) and in other international markets (primarily Europe and Asia Pacific collectively “International”), with its principal international market being Europe. The following table represents a summary of net sales by major geographic region for the periods presented:

	North America	International	Consolidated
	(Thousands)	(Thousands)	(Thousands)

	Three Months Ended March 31, 2012
Net sales	$7,501	$644	$8,145

	Three Months Ended March 31, 2011
Net sales	$6,045	$658	$6,703

Sales are presented by geographic area based on the region from which the sales are sourced. The Company recognized sales in its country of domicile, the United States, of $6.3 million and $4.9 million during the three months ended March 31, 2012 and 2011, respectively.

The following table represents a summary of tangible long-lived assets by major geographic region as of March 31, 2012 and December 31, 2011. Tangible long-lived assets are based on location of domicile.

	March 31, 2012	December 31, 2011
	(Thousands)
Tangible long-lived assets:
United States	$556	$593
Europe and Asia Pacific	123	137

Total	$679	$730

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this Quarterly Report and in the audited Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011, previously filed with the Securities and Exchange Commission.

The terms “we,” “us,” “our,” and the “Company” refer to SPY Inc. and its subsidiaries unless the context requires otherwise.

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

References in this report to “we,” “our,” “us,” “SPY,” and “SPY Inc.” refer to SPY Inc. and its two operating subsidiaries — Spy Optic Inc. (“SPY North America”) and Spy Optic Europe S.r.l. S.U. (“SPY Europe”) — except where the context clearly indicates that the term refers only to SPY Inc. Effective December 31, 2010, we sold substantially all of our interest in LEM S.r.l. (“LEM”). See “LEM Purchase Commitments” in Note 12 to the Consolidated Financial Statements.

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

Previous Products

During 2011 and 2010, we designed, manufactured and sold eyewear under the O’Neill®, Melodies by MJB® and Margaritaville® brands. During 2011, we decided to focus our development, marketing and sales activity on our SPY® products. As part of that focus, we decided to cease any new purchase orders of additional inventory for the O’Neill®, Melodies by MJB® and Margaritaville® licensed eyewear brands. In July 2011, we entered into an agreement with Rose Colored Glasses LLC in which, among other matters, the parties agreed to terminate the existing license agreement for Melodies by MJB® effective March 31, 2012. Additionally, in December 2011, SPY North America gave O’Neill® a 180 day notice of termination in accordance with the allowable termination clause in the agreement, thereby terminating the agreement effective as of June 24, 2012.

Results of Operations

Three Months Ended March 31, 2012 and 2011

Net Sales

Consolidated net sales increased by $1.4 million (22%) to $8.1 million for the three months ended March 31, 2012 from $6.7 million for the three months ended March 31, 2011.

Sales of our SPY® brand products in North America and internationally increased by $1.3 million (22%) to $7.9 million during the three months ended March 31, 2012 from $6.5 million for the three months ended March 31, 2011. SPY® sales amounts included approximately $0.6 million of sales during the three months ended March 31, 2012 considered to be closeouts, defined as (a) older styles not in the current product offering or (b) the sales of certain excess inventory of current products sold at reduced pricing levels generally to closeout channels, compared to $0.5 million of such sales during the three months ended March 31, 2011. Additionally, a portion of the SPY® sales increase was from our new prescription frame and performance sport sunglasses product lines which were launched in late 2011 and had insignificant sales during the three months ended March 31, 2011. Sales of licensed brands (O’Neill®, Melodies by MJB® and Margaritaville®) remained relatively consistent at $0.3 million during the three months ended March 31, 2012 compared to $0.2 million during the three months ended March 31, 2011. However, all of our sales of licensed brands during the three months ended March 31, 2012 were considered to be closeout sales based on our decision during 2011 to cease making purchases of new licensed brand inventory and we do not expect to generate any significant sales from the licensed brands (O’Neill®, Melodies by MJB® and Margaritaville®) in the future.

Sunglass sales represented approximately 87% and 85% of net sales during the three months ended March 31, 2012 and 2011, respectively. Goggle sales represented approximately 12% and 14% of net sales during the three months ended March 31, 2012 and 2011, respectively. Apparel and accessories represented approximately 1% of net sales during each of the three months ended March 31, 2012 and 2011, respectively. North America net sales represented 92% and 90% of total net sales for the three months ended March 31, 2012 and 2011, respectively. International net sales represented 8% and 10% of total net sales for the three months ended March 31, 2012 and 2011, respectively. (see Note 14 “Operating Segments and Geographic Information”).

Gross Profit

Our consolidated gross profit increased by $0.4 million (11%) to $3.8 million for the three months ended March 31, 2012 from $3.4 million for the three months ended March 31, 2011.

The increased gross profit contribution was primarily attributable to higher sales of SPY® brand products during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Gross profit, as a percentage of net sales, was 47% for the three months ended March 31, 2012 compared to 51% for the three months ended March 31, 2011.

The decrease in our gross profit as a percent of net sales during the three months ended March 31, 2012 compared to the same period last year was primarily due to sales applicable to licensed brands (O’Neill®, Melodies by MJB® and Margaritaville®), which were sold as closeouts at selling prices which approximated their previously written down value during the three months ended March 31, 2012. However, sales of these licensed brands were sold at normal levels of gross margin and gross margin percentage during the three months ended March 31, 2011. In addition, our gross margin as a percentage of sales during the quarter ended March 31, 2012 included modest increases in close-out sales related to our SPY® products sold at a slightly lower gross margin percentage compared to the three months ended March 31, 2011 and we incurred increased freight costs associated with some increased air shipments.

Sales and Marketing Expense

Sales and marketing expense increased by $0.8 million (30%) to $3.6 million for the three months ended March 31, 2012 from $2.8 million for the three months ended March 31, 2011, driven primarily by significantly increased expenses to promote our Spy® brand and its new Spy® products, partially offset by reduced expenses related to promotional efforts surrounding licensed brands that were significant during the three months ended March 31, 2011 and nearly non-existent during the three months ended March 31, 2012. The $0.8 million increase consists of (i) a $0.6 million increase in advertising, public relations, promotions and marketing events costs; (ii) a $0.5 million increase in employee-related expenses for additions in headcount and increases in performance-based compensation driven by increased sales, (iii) a $0.2 million increase in marketing costs related to our new prescription frame and performance sport sunglasses product lines; and (iv) a $0.1 million increase in the cost of product displays. These expense increases for the three months ended March 31, 2012 were partially offset by a decrease in advertising, consulting and royalty related costs related to licensed brands, which totaled $0.5 million during the three months ended March 31, 2011 and were nearly non-existent during the three months ended March 31, 2012.

General and Administrative Expense

General and administrative expense increased by $0.3 million or 20% to $2.0 million for the three months ended March 31, 2012 from $1.7 million for the three months ended March 31, 2011. The increase was due primarily to (i) an increase in employee-related expenses, consisting of payroll and performance-based compensation, general corporate matters and legal and other professional services fees.

Shipping and Warehousing Expense

Shipping and warehousing expense increased by less than $0.1 million or 35% to $0.2 million for the three months ended March 31, 2012 from $0.1 million for the three months ended March 31, 2011. The increase was primarily a function of increased payroll-related costs associated with an increase in headcount.

Research and Development Expense

Research and development expense decreased by less than $0.1 million or 11% to $0.1 million for the three months ended March 31, 2012 from $0.2 million for the three months ended March 31, 2011. The period-over-period decline was primarily due to a decrease in product development consulting costs associated with both the SPY® products and the elimination in 2012 of any research and development expense related to the licensed brands.

Other Net Expense

Other net expense was $0.4 million for the three months ended March 31, 2012 compared to other net expense of $0.2 million for the three months ended March 31, 2011. The difference was primarily due to increased interest expense related to the increase in borrowings from Costa Brava Partnership III, L.P.

Income Tax Provision

Income tax expense for the three months ended March 31, 2012 and 2011 was zero and $4,000, respectively. The income tax provision is mainly comprised of minimum taxes due in Italy. We have recorded a full valuation allowance for deferred tax assets both in the U.S. and in Italy at March 31, 2012. The effective tax rate for the three months ended March 31, 2012 and 2011 was less than 1% in both periods.

We may have had one or more ownership changes, as defined by Section 382 of the Internal Revenue Code (“IRC Section 382”) in the current and previous years, and, as such, the use of our net operating losses may be limited in future years. We have not completed a formal IRC Section 382 study and analysis to determine the annual limitation on the use of the net operating losses; however, the limitations could be substantial.

Liquidity and Capital Resources

We finance our working capital needs and capital expenditures through a combination of operating cash flows and bank revolving lines of credit supplied by banks in the U.S. and in Italy, but have also required debt and equity financing because cash used by operations has been substantial due to ongoing losses and other factors, including higher than anticipated inventory levels of both our SPY® brand and our licensed brands. During 2010, we borrowed $7.0 million from our largest stockholder, Costa Brava Partnership III, L.P. and entered into capital leases for certain long-term asset purchases. In February 2011, we raised $1.2 million from the sale of shares of our common stock to a single investor. In June 2011, we entered into a $6.0 million line of credit with Costa Brava and had borrowed $6.0 million under that line of credit as of December 31, 2011. In December 2011, we expanded our borrowing capabilities within our $7.0 million borrowing limit with BFI by increasing the amount that we can borrow against inventory and by including Canadian accounts receivable as potential borrowing collateral. As of March 31, 2012, we had a total of $17.0 million in debt under lines of credit, capital leases and notes payable. We recorded approximately $0.5 million and $0.3 million in interest expense during the three months ended March 31, 2012 and 2011, respectively. Cash on hand at March 31, 2012 was $0.4 million.

Cash flow activities

Cash used in operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation and amortization, paid-in-kind interest, share-based compensation, provision for doubtful accounts, impairment of property and equipment, foreign currency gains and losses, amortization of debt discount, and the effect of changes in working capital and other activities.

Cash used in operating activities for the three months ended March 31, 2012 was $0.4 million, which consisted of a net loss of $2.6 million, adjustments for non-cash items of $0.8 million and $1.5 million provided by working capital, which relates primarily to cash generated from significantly higher accounts payable and accrued expenses primarily associated with the timing of inventory purchases, partially offset with cash used from modest increases in accounts receivable and inventory.

Cash used in operating activities for the three months ended March 31, 2011 was $0.6 million, which consisted of a net loss of $1.6 million, adjustments for non-cash items of $0.4 million and $0.5 million provided by working capital, which relates primarily to cash generated from reduced accounts receivable and, to a lesser extent, inventory which was partially offset by cash used to settle accounts payable and accrued expense balances primarily associated with the timing of inventory purchases.

Cash used in investing activities during the three months ended March 31, 2012 was less than $0.1 million and was attributable to the purchase of property and equipment.

Cash used in investing activities during the three months ended March 31, 2011 was $0.1 million and was attributable to the purchase of property and equipment.

Cash provided by financing activities for the three months ended March 31, 2012 was $0.1 million and was attributable primarily to $0.6 million in net proceeds received from our BFI line of credit, partially offset by $0.5 million primarily due to the net repayment of our note payable to Rose Colored Glasses LLC associated with a settlement agreement in which, among other matters, we agreed to terminate our existing license agreement for Melodies by MJB® effective March 31, 2012.

Cash provided by financing activities for the three months ended March 31, 2011 was $0.8 million and related to $1.1 million in proceeds from the sale of common stock and $0.1 million of stock option exercises, partially offset by a $0.4 million reduction in the BFI line of credit.

Lines of Credit

BFI. On February 26, 2007, SPY North America entered into a Loan and Security Agreement with BFI Business Finance with a maximum borrowing limit of $5.0 million, which was subsequently modified on December 7, 2007 and February 12, 2008 to, among other things, increase the maximum borrowing limit to $8.0 million. Effective April 30, 2010, the maximum borrowing limit was reduced to $7.0 million.

On December 21, 2011, BFI increased SPY North America’s borrowing capability within the $7.0 million limit by (a) increasing the amount which SPY North America is able to borrow against its inventory to a range of $1.5 million to $2.0 million, depending on seasonality, from the previous range of $0.5 million to $0.75 million, subject to limitations and sublimits of (i) 35% of eligible inventory and (ii) 50% of eligible accounts receivable, and (b) agreeing to finance up to 80% of eligible Canada accounts receivable subject to limitations, whereas SPY North America was not previously able to borrow against any Canada accounts receivable.

Actual borrowing availability under the BFI loan agreement is based on eligible trade receivable and inventory levels of SPY North America. As a result of the December 2011 changes to the BFI loan agreement, SPY North America is permitted to borrow up to $7.0 million, subject to the following limitations: (i) up to 80% of eligible United States accounts receivable or a lower percentage in certain circumstances, (ii) 80% of eligible Canadian accounts receivable, or a lower percentage in certain circumstances, and (iii) 35% of eligible United States inventory, provided such amount does not exceed 50% of eligible United States and Canadian accounts receivable and does not exceed the maximum inventory borrowing range limits of $1.5 million to $2.0 million, depending on seasonality. Borrowings under the BFI loan agreement bear interest at a rate per annum equal to the prime rate as reported in the Western Edition of The Wall Street Journal from time to time plus 2.5%, with a minimum monthly interest charge of $2,000. SPY North America granted BFI a security interest in substantially all of SPY North America’s assets as security for its obligations under the BFI loan agreement. Additionally, the obligations under the BFI loan agreement are guaranteed by SPY Inc. The BFI loan agreement renews annually in February for one additional year unless otherwise terminated by either SPY North America or by BFI. The BFI loan agreement was renewed in February 2012 through February 2013.

The BFI loan agreement imposes certain covenants on SPY North America, including, but not limited to, covenants requiring SPY North America to provide certain periodic reports to BFI, to inform BFI of certain changes in the business, to refrain from incurring additional debt in excess of $100,000 and to refrain from paying dividends. The BFI loan agreement also has cross default provisions. Further, the BFI loan agreement provides that BFI may declare SPY North America in default if SPY North America experiences a material adverse change in its business or financial condition or in its ability to perform the obligations owed under the BFI loan agreement. BFI’s prior consent, which shall not be unreasonably withheld, is required in the event that SPY North America seeks additional debt financing, including debt financing subordinate to BFI. SPY North America has also established bank accounts, in BFI’s name in the United States and Canada into which collections on accounts receivable and other collateral are deposited (the “Collateral Accounts”). Pursuant to the deposit control account agreements between SPY North America and BFI with respect to the Collateral Accounts, BFI is entitled to sweep all amounts deposited into the Collateral Accounts and apply the funds to outstanding obligations under the BFI loan agreement; provided that BFI is required to distribute to SPY North America any amounts remaining after payment of all amounts due under the BFI loan agreement. SPY North America was in compliance with the covenants under the BFI loan agreement at March 31, 2012.

At March 31, 2012 and December 31, 2011 there were outstanding borrowings of $3.1 million and $2.5 million, respectively, under the BFI line of credit. At March 31, 2012, the remaining useable availability under this line was $0.8 million and the interest rate was 5.75%.

At both March 31, 2012 and December 31, 2011, approximately $1.8 million and $1.7 million, respectively, of the outstanding borrowings were attributable to accounts receivable. At March 31, 2012 and December 31, 2011, approximately $3.1 million and $2.8 million, respectively, of related accounts receivable were collateralized in connection with the outstanding borrowings.

At March 31, 2012 and December 31, 2011, approximately $1.3 million and $0.8 million, respectively, of the outstanding borrowings were attributable to inventory. At March 31, 2012 and December 31, 2011, approximately $4.6 million and $4.8 million, respectively, of related inventory were collateralized in connection with the outstanding borrowings.

SPY Europe has one line of credit with Banca Popolare di Bergamo in Italy for SPY Europe for a maximum of €100,000, subject to eligible accounts receivable. The line of credit is 35% guaranteed by Eurofidi, a government-sponsored third party that guarantees debt and expires on September 30, 2013. The line of credit balance at March 31, 2012 was zero and availability under this line of credit was €100,000 (approximately US$133,000) and bears interest at 5.0%.

As of December 31, 2011, SPY Europe had two lines of credit with Banca Poplare di Bergama for an aggregate maximum of €160,000 (approximately $200,000) bearing interest at 5.0%. The aggregate outstanding balance under this line of credit balance was zero at December 31, 2011.

Notes Payable

Costa Brava. As of December 2010, SPY North America had borrowed a total of $7.0 million from Costa Brava under a promissory note which at that time was due December 31, 2012. The promissory note was subordinated to the BFI loan agreement with BFI pursuant to the terms of a debt subordination agreement between Costa Brava and BFI. The $7.0 million promissory note at that time required monthly and periodic interest payments.

On December 21, 2011, the $7.0 million promissory note was modified to (i) extend the maturity date from December 31, 2012 to June 21, 2013, and (ii) allow SPY North America, at its discretion to pay the monthly interest payments in kind starting on January 1, 2012 as an addition to the outstanding principal amount due, rather than paid in cash. Interest on the $7.0 million promissory note accrues daily at the following rates from the date of issuance of the promissory note: (i) 9% per annum payable on the last day of each calendar month through December 31, 2011 and (ii) 3% per annum payable on the revised maturity date. SPY North America has elected to pay all monthly interest payments due since January 1, 2012 in kind by adding the accrued interest to outstanding principal which will be due at maturity.

Interest on the $7.0 million promissory note accrues daily at the following rates from the date of issuance of the promissory note: (i) 9% per annum payable on the last day of each calendar month through December 31, 2011 and (ii) 3% per annum payable on the revised maturity date. At SPY North America’s discretion, interest payments may be paid in kind as an addition to the outstanding principal amount due, rather than paid in cash. In addition, the promissory note required that SPY North America pay 1% of the original principal amount on each of December 31, 2011, December 31, 2012 and on the revised maturity date of June 21, 2013. During the term of the promissory note, Costa Brava may, at its discretion, convert up to $2,250,000 of the principal amount of the promissory note into shares of our common stock at a conversion price of $2.25 per share. The $7.0 million promissory note contains representations and warranties, and reporting and financial covenants that are customary for financings of this type, and has cross default provisions. SPY North America was in compliance with the covenants under the promissory note at March 31, 2012. The $7.0 million promissory note also requires that we obtain Costa Brava’s consent with respect to certain financing transactions. The promissory note modification was accounted for as a modification of debt.

In June 2011, SPY North America entered into a promissory note evidencing a $6.0 million line of credit commitment with Costa Brava. Interest on the outstanding borrowings accrues daily at a rate equal to 12% per annum. During the year ended December 31, 2011, this line of credit had required monthly and periodic cash interest payments through December 31, 2011. On December 21, 2011, the line of credit was modified to (i) accelerate the maturity date from June 30, 2014 to June 21, 2013, and (ii) allow SPY North America, at its discretion to pay the monthly interest payments in kind starting on January 1, 2012 as an addition to the outstanding principal amount due, rather than paid in cash. SPY North America has elected to pay all monthly interest payments in kind since January 1, 2012, of which such monthly payments in kind will be due at maturity. As of March 31, 2012, SPY North America had borrowed $6.0 million under this line of credit, excluding the amount of monthly interest payments due since January 1, 2012 that SPY North America has elected to be added to outstanding principal.

In addition, this line of credit requires that SPY North America pay a facility fee on each of June 21 of each year until and on the maturity date, calculated as the lesser of (i) 1% of the average daily outstanding principal amount owed under the note for the 365 day period ending on such payment date or (ii) $60,000. The line of credit modification was accounted for as a modification of debt.

The promissory note evidencing this line of credit is subordinated to the amounts borrowed by SPY North America from BFI, pursuant to the terms of a debt subordination agreement between Costa Brava and BFI. The promissory note evidencing this line of credit contains customary representations and warranties and reporting and financial covenants that are customary for financings of this type, and cross default provisions. SPY North America was in compliance with the covenants under this promissory note at March 31, 2012. This promissory note also requires that we obtain Costa Brava’s consent with respect to certain financing transactions.

The total outstanding borrowings under all promissory notes entered into with Costa Brava at March 31, 2012 and December 31, 2011 was $13.7 million and $13.0 million, respectively. The $13.7 million balance includes $0.7 million of interest that has been added to outstanding principal and will be due on maturity, $0.43 million of which is attributable to interest expense accrued during the three months ended March 31, 2012 and $0.23 million of which was attributable to interest expense in prior periods.

Future Capital Requirements and Resources

We incurred negative cash flow from operations and significant net losses during the three months ended March 31, 2012 and March 31, 2011, respectively. Although we incurred a significant net loss during the three months ended March 31, 2012, the negative impact of the net loss on cash flow from operations was partially offset by a significant increase in accounts payable and accrued expenses primarily due to the timing of inventory purchases, the payment of which will likely require significant cash usage during the second quarter of 2012. We incurred significant negative cash flow from operations and net losses during the years ended December 31, 2011 and had significant working capital requirements because, among other reasons, (i) during the first half of 2011, we ordered and/or purchased inventory in anticipation of sales growth that did not occur and (ii) we were subject to minimum purchase commitments and made non-cancellable purchase orders pursuant to our agreements with LEM and our other suppliers, which we were unable to adjust when sales did not meet anticipated levels. Additionally, we anticipate that we will continue to have requirements for additional cash to finance our working capital requirements and to invest in marketing and sales activities deemed necessary to achieve our desired business growth.

We rely on SPY North America’s credit line with BFI and its credit facilities with Costa Brava Partnership III, L.P. (“Costa Brava”), an entity that, as of March 31, 2012, owned approximately 48.7%, or 52.5% on an as converted basis, of our common stock. The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava.

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

As of December 31, 2011, SPY North America had borrowed the maximum principal amount available under its credit facilities ($13.0 million) with Costa Brava. Including the amount of the monthly interest payments due since January 1, 2012, which are permitted to be paid by adding it to the outstanding principal, the total outstanding borrowing balance to Costa Brava was $13.7 million as of March 31, 2012.

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

We do not anticipate that we can generate sufficient revenue and profit to repay the amounts due under BFI line of credit which is scheduled to renew in February 2013 or the $13.7 million aggregate borrowings from Costa Brava (plus accrued interest thereon) in full when due in June 2013. Therefore, we will need to seek to again renew the BFI line of credit at its annual renewal in February 2013 and to extend the June 2013 maturity date of the Costa Brava indebtedness. If we are unable to renew the BFI line of credit and extend the maturity dates of the Costa Brava indebtedness, we will need to raise additional capital through debt and/or equity financing to continue our operations. No assurances can be given that any such financing will be available to us on favorable terms, if at all. Although we do not have any binding commitments for alternative financings or for an extension of the maturity dates of the Costa Brava indebtedness at this time, we believe we will be able to negotiate an extension of the maturity dates of the Costa Brava indebtedness beyond June 2013 based on Costa Brava’s indication to us that it is willing to do so. The inability to obtain debt or equity financing in a timely manner and in amounts sufficient to fund our operations, if necessary, would have an immediate and substantial adverse impact on our business, financial condition or results of operations.

The level of our future capital requirements will depend on many factors, including some or a combination of the following: (i) our ability to grow our net sales, (ii) our ability to improve our management of working capital, particularly accounts receivable and inventory and (iii) manage expected expenses and capital expenditures. The continued perception of uncertainty in the world’s economy may adversely impact our access to capital through our credit lines and other sources. The current economic environment could also cause lenders and other counterparties who provide credit to us to breach their obligations to us, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under our credit arrangements.

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

Off-balance sheet arrangements

We did not enter into any off-balance sheet arrangements during the three months ended March 31, 2012 and 2011, nor did we have any off-balance sheet arrangements outstanding at March 31, 2012 and December 31, 2011.

Income Taxes

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, we have recorded a full valuation allowance for SPY North America and SPY Europe at March 31, 2012 and December 31, 2011.

We may have had one or more ownership changes, as defined by Section 382 of the Internal Revenue Code (“IRC Section 382”) in the current and previous years, and, as such, the use of our net operating losses may be limited in future years. We have not completed a formal IRC Section 382 study and analysis to determine the annual limitation on the use of the net operating losses; however, the limitations could be substantial.

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

Generally, we extend credit to our customers after performing credit evaluations and do not require collateral. Our payment terms generally range from net-30 to net-90, depending on the country or whether we sell directly to retailers or to a distributor. Our distributors are typically set up as prepay accounts; however, credit may be extended to certain distributors, usually upon receipt of a letter of credit. Generally, our sales agreements with our customers, including distributors, do not provide for any rights of return or price protection. However, we do approve returns on a case-by-case basis in our sole discretion. We record an allowance for estimated returns when revenue is recorded based on historical data and make adjustments when we consider it necessary. The allowance for returns is calculated using a three step process that includes: (1) calculating an average of actual returns as a percentage of sales over a rolling twelve month period; (2) estimating the average time period between a sale and the return of the product (13.0 and 12.3 months at March 31, 2012 for SPY North America and SPY Europe, respectively) and (3) estimating the value of the product returned. The reserve is calculated as the average return percentage times gross sales for the average return period less the estimated value of the product returned and adjustments are made as we consider necessary. The average return percentages at March 31, 2012, the range of the average return percentages over the past two years and the effect on the liability and net sales if the highest average percentage over the past years had been used at March 31, 2012 are shown below in our sensitivity analysis. Historically, actual returns have been within our expectations. If future returns are higher than our estimates, our earnings would be adversely affected.

	Sales Return Reserve Sensitivity Analysis
	(A)	(B)	(C)	(D)
	Average Returns % at March 31, 2012	Average Returns % Range during past two years	Increase (decrease) to the liability if highest average return rate in (B) were used	Increase (decrease) to net sales if highest average return rate in (B) were used
			(Thousands)	(Thousands)
SPY NA:
Spy	5.0%	4.9% - 6.1%	$191	$(191)
O’Neill	1.2%	0.0% - 4.3%	28	(28)
Melodies by MJB	0.0%	0.0% - 24.3%	102	(102)
Margaritaville	5.5%	0.0% - 5.5%	$—	$—

SPY Europe:
Spy	2.3%	0.9% - 8.2%	$162	$(162)

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

Foreign Currency and Derivative Instruments

The functional currency of our foreign wholly owned subsidiary, SPY Europe, is the respective local currency. Accordingly, we are exposed to transaction gains and losses that could result from changes in foreign currency. Assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from the translation of foreign subsidiary financial statements are included in accumulated other comprehensive income (loss).

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

Item 4. Controls and Procedures

Disclosure Control and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2012, the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time frames specified by the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we may be party to lawsuits in the ordinary course of business. We are not currently a party to any material legal proceedings.

Item 1A.	Risk Factors

As of the date of this report, there has not been any material changes to the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial position and results of operations.

Item 6.	Exhibits

See accompanying exhibit index included after the signature page to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPY Inc.

Date: May 10, 2012	By	/s/ Michael D. Angel
Michael D. Angel
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description of Document	Incorporation by Reference

3.1	Restated Certificate of Incorporation	Incorporated by reference to Form 10-Q filed November 16, 2009.

3.2	Third Amended and Restated Bylaws of SPY Inc., effective April 27, 2012	Incorporated by reference to Form 8-K filed April 27, 2012.

3.3	Certificate of Ownership and Merger dated February 6, 2012	Incorporated by reference to Form 8-K filed on February 10, 2012.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS*	XBRL Instance Document	Furnished herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

+	Management contract or compensatory plan or arrangement.
#	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
*	Pursuant to Rule 406T of regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.