Form 10-Q
period 2012-06-30
Spy Inc.
filed 2012-08-13
CIK 932372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 1, 2012, there were 13,072,774 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

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

•	the circumstances under which we may seek additional financing and our ability to obtain any such financing, including our ability to raise additional equity capital during the second half of 2012;

•	the importance of our intellectual property; and

•	our efforts to protect our intellectual property.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include those described in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2011 under the caption “Risk Factors.” Readers are urged not to place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required by law, we undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

SpyOptic® and Spy® are the registered trademarks of SPY Inc. and its subsidiaries. O’Neill®, Margaritaville®, Melodies by MJB® and other brands, names and trademarks contained in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SPY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands, except number of shares and per share amounts)

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets
Cash	$821	$727
Accounts receivable, net	6,394	4,859
Inventories, net	7,712	6,190
Prepaid expenses and other current assets	580	420

Total current assets	15,507	12,196
Property and equipment, net	618	730
Intangible assets, net of accumulated amortization of $709 and $688 at June 30, 2012 and December 31, 2011, respectively	91	65
Other long-term assets	47	50

Total assets	$16,263	$13,041

Liabilities and Stockholders’ Deficit
Current liabilities
Lines of credit	$6,020	$2,484
Current portion of capital leases	62	65
Current portion of notes payable	15	500
Accounts payable	3,646	1,583
Accrued expenses and other liabilities	2,568	2,679
Income taxes payable	12	8

Total current liabilities	12,323	7,319
Capital leases, noncurrent	121	150
Secured notes payable, noncurrent	40	47
Subordinated stockholder long-term debt, noncurrent	15,060	13,000

Total liabilities	27,544	20,516
Stockholders’ deficit
Preferred stock: par value $0.0001; 5,000,000 authorized; none issued	—	—
Common stock: par value $0.0001; 100,000,000 shares authorized; 13,054,381 and 12,955,438 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1	1
Additional paid-in capital	43,952	43,492
Accumulated other comprehensive income	444	471
Accumulated deficit	(55,678)	(51,439)

Total stockholders’ deficit	(11,281)	(7,475)

Total liabilities and stockholders’ deficit	$16,263	$13,041

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net sales	$9,466	$8,986	$17,611	$15,689
Cost of sales	4,707	4,104	9,061	7,394

Gross profit	4,759	4,882	8,550	8,295
Operating expenses:
Sales and marketing	3,794	2,647	7,423	5,442
General and administrative	1,728	2,609	3,724	4,275
Shipping and warehousing	196	151	384	290
Research and development	115	161	252	315
Other operating expense	—	1,952	—	1,952

Total operating expenses	5,833	7,520	11,783	12,274

Loss from operations	(1,074)	(2,638)	(3,233)	(3,979)
Other income (expense):
Interest expense	(534)	(295)	(1,039)	(551)
Foreign currency transaction gain (loss)	(21)	(15)	37	13
Other (expense) income	(1)	—	(4)	1

Total other expense	(556)	(310)	(1,006)	(537)

Loss before provision for income taxes	(1,630)	(2,948)	(4,239)	(4,516)
Income tax provision	—	3	—	6

Net loss	$(1,630)	$(2,951)	$(4,239)	$(4,522)

Net loss per share of Common Stock
Basic	$(0.13)	$(0.23)	$(0.33)	$(0.36)

Diluted	$(0.13)	$(0.23)	$(0.33)	$(0.36)

Shares used in computing net loss per share of Common Stock
Basic	13,037	12,841	13,022	12,567

Diluted	13,037	12,841	13,022	12,567

Other comprehensive income (loss)
Foreign currency translation adjustment	$(1)	$(124)	$(165)	$(426)
Unrealized gain on foreign currency exposure of net investment in foreign operations	(56)	(146)	138	496

Total other comprenhensive income	(57)	(270)	(27)	70

Comprehensive loss	$(1,687)	$(3,221)	$(4,266)	$(4,452)

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
Operating Activities
Net loss	$(4,239)	$(4,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	146	292
Paid-in-kind interest	828	—
Share-based compensation	338	676
Provision for doubtful accounts	74	13
Impairment of property and equipment	7	105
Other operating expense	—	1,952
Foreign currency transaction (gain) loss	(25)	13
Amortization of debt discount	15	—
Change in operating assets and liabilities:
Accounts receivable, net	(1,609)	(1,335)
Inventories, net	(1,523)	385
Prepaid expenses and other current assets	(160)	132
Other assets	2	(5)
Accounts payable	2,064	246
Accrued expenses and other liabilities	218	(288)
Income taxes payable/receivable	4	—

Net cash used in operating activities	(3,860)	(2,336)
Investing Activities
Purchases of property and equipment	(69)	(111)
Purchases of intangibles	(5)	—
Proceeds from sale of property and equipment	4	1

Net cash used in investing activities	(70)	(110)
Financing Activities
Line of credit borrowings (repayments), net	3,536	(870)
Principal payments on secured notes payable	(507)	(7)
Proceeds from issuance of notes payable to stockholder	1,000	2,500
Principal payments on capital leases	(32)	(15)
Proceeds from exercise of stock options	26	133
Proceeds from sale of common stock, net of issuance costs of $44 at June 30, 2011	—	1,131

Net cash provided by financing activities	4,023	2,872
Effect of exchange rate changes on cash	1	(13)

Net increase in cash	94	413
Cash at beginning of period	727	263

Cash at end of period	$821	$676

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$210	$413
Income taxes	$—	$2
Summary of non-cash financing and investing activities:
Accrued board of directors fees paid in fully vested non-restricted stock awards	$96	$—
Accrued paid-in kind interest to notes payable reclass	$233	$—
Acquisition of property and equipment through capital leases	$—	$164

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations for the year ending December 31, 2012. The consolidated financial statements contained in this Form 10-Q should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Capital Requirements and Resources

The Company incurred significant negative cash flow from operations, significant net losses and had significant working capital requirements during the three and six months ended June 30, 2012 and June 30, 2011, respectively, and during the year ended December 31, 2011. The Company anticipates that it will continue to have requirements for significant additional cash to finance its ongoing working capital requirements and net losses, which have included increased spending in marketing and sales activities deemed necessary to achieve its desired business growth.

In order to finance its net losses and working capital requirements, the Company has relied and anticipates that it will continue to rely on SPY North America’s credit line with BFI Business Finance (“BFI”) and its credit facilities with Costa Brava Partnership III, L.P. (“Costa Brava”), an entity that, as of June 30, 2012, owned approximately 48.6%, or 52.3% on an as converted basis, of the Company’s common stock. The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava.

In December 2011, BFI agreed to increase the borrowing availability with respect to SPY North America’s inventory, subject to certain limitations, and to lend against Canada-based accounts receivable not previously included in the eligible accounts receivable borrowing availability. However, the level of borrowing availability from BFI depends heavily on the level, aging and other criteria associated with the underlying accounts receivable (which, in turn, are heavily dependent on the level of SPY North America’s sales) and the level of eligible inventory to support SPY North America’s desired level of borrowing. BFI may, however, reduce SPY North America’s borrowing availability in certain circumstances, including, without limitation, if BFI determines in good faith that SPY North America’s creditworthiness has declined, the turnover of SPY North America’s inventory has changed materially, or the liquidation value of SPY North America’s inventory or receivables has decreased. Further the BFI loan agreement provides that BFI may declare SPY North America in default if SPY North America experiences a material adverse change in its business or financial condition or if BFI determines that SPY North America’s ability to perform under the BFI loan agreement or Costa Brava credit facilities are materially impaired. If the Company is unable to extend the maturity date of its credit facilities with Costa Brava prior to its due date, BFI could consider that to be a material adverse change.

As of June 30, 2012, SPY North America had borrowed the maximum principal amount ($14.0 million) that was available at that date under its two credit facilities, as amended, with Costa Brava. In addition, approximately $1.1 million of the monthly interest payments due since January 1, 2012, which are permitted to be paid by adding them to the outstanding principal, have been added to the outstanding principal, resulting in a total combined amount due to Costa Brava under these facilities of $15.1 million as of June 30, 2012.

As further defined below in “Recent Financings”, in August 2012, Costa Brava agreed to increase the maximum principal amount under one of its credit facilities (the “Costa Brava Line of Credit”) by $3.0 million (from $7.0 million to $10.0 million), thereby increasing the maximum principal amount from $14.0 million to $17.0 million (excluding the aforementioned unpaid interest permitted to be added to the principal balance), and also extended the due date of the Costa Brava credit facilities to be April 1, 2014, instead of June 21, 2013. In connection with these amendments, SPY North America agreed to repay up to $4.0 million of its indebtedness to Costa Brava under the Costa Brava Line of Credit, at the election of Costa Brava, if the Company completes an equity financing of $4.0 million or more. Any amount so repaid will reduce dollar-for-dollar Costa Brava’s commitment to make advances under the Costa Brava Line of Credit. On August 3, 2012, SPY North America borrowed an additional $1.0 million under the increased Costa Brava Line of Credit.

The Company anticipates that it will need additional capital during the next twelve months to support its planned operations, and intends (i) to continue to borrow to the extent of available collateral and borrowing capacity on the existing line of credit from BFI, to increase the level of indebtedness due to Costa Brava by borrowing fully on its recently increased remaining credit facilities including through the deferral of interest payments which otherwise would have been payable to Costa Brava periodically, provided, in each case, that they remain available and on terms acceptable to the Company, and (ii) to raise additional capital through an equity financing. The Company believes that it will have sufficient cash on hand and cash available under existing credit facilities to enable the Company to meet its operating requirements for at least the next twelve months if the Company is able to achieve some or a combination of the following factors: (i) achieve desired net sales growth, (ii) improve its management of working capital, (iii) decrease its current and anticipated inventory to lower levels, (iv) reduce the currently anticipated sales and marketing expenditures, and (v) achieve and maintain the level of anticipated borrowing in the available portion of its BFI credit facilities to the extent of available collateral. Notwithstanding the foregoing, the Company intends to raise additional capital through an equity financing during the second half of 2012. To the extent the Company raises more than $4.0 million in an equity financing, at Costa Brava’s election, the Company must repay a portion of the Costa Brava Line of Credit up to $4.0 million. Any amount so repaid will reduce dollar-for-dollar Costa Brava’s commitment to make advances under the Costa Brava Line of Credit.

The Company does not anticipate that it can generate sufficient revenue and profit to repay the amounts due under the BFI line of credit which is scheduled to renew in February 2013 or the $14.0 million aggregate borrowings from Costa Brava as of June 30, 2012 (plus $1.1 million of accrued interest thereon) in full when due in April 2014. Therefore, the Company will need to renew the BFI line of credit at its annual renewal in February 2013 and to again seek to extend the April 2014 maturity date of the Costa Brava indebtedness. If the Company is unable to renew the BFI line of credit and extend the maturity date of the Costa Brava indebtedness, it will need to raise additional capital through debt and/or equity financing to continue its operations. No assurances can be given that any such financing will be available to the Company on favorable terms, if at all. The inability to obtain debt or equity financing in a timely manner and in amounts sufficient to fund the Company’s operations, or the inability to renew the BFI line of credit or to extend the maturity date of the Costa Brava indebtedness, if necessary, would have an immediate and substantial adverse impact on the Company’s business, financial condition or results of operations.

The level of the Company’s future capital requirements will depend on many factors, including its ability to accomplish some or a combination of the following: (i) to grow its net sales, (ii) to improve or maintain its gross margins, (iii) to improve its management of working capital, particularly accounts receivable and inventory, and (iv) to manage expected expenses and capital expenditures. The continued perception of uncertainty in the world’s economy may adversely impact the Company’s access to capital through its credit lines and other sources. The current economic environment could also cause lenders, vendors and other counterparties who provide credit to the Company to breach their obligations or otherwise reduce the level of credit granted to the Company, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under the Company’s credit arrangements.

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

In June 2011, SPY North America entered into an additional promissory note evidencing a $6.0 million line of credit commitment with Costa Brava (“Costa Brava Line of Credit”) which was subsequently increased in both June and August 2012. As of December 31, 2011, SPY North America had borrowed $6.0 million under the Costa Brava Line of Credit. Interest on the outstanding borrowings accrues daily at a rate equal to 12% per annum which became payable in kind starting on January 1, 2012. During the year ended December 31, 2011, the Costa Brava Line of Credit had required monthly and periodic cash interest payments through December 31, 2011. On

December 21, 2011, the Costa Brava Line of Credit was amended to (i) accelerate the maturity date from June 30, 2014 to June 21, 2013, and (ii) allow SPY North America, at its discretion, to pay accrued interest payments in kind starting on January 1, 2012 as an addition to the outstanding principal amount due, rather than in cash. SPY North America has elected to pay all interest accrued since January 1, 2012 in kind by adding such accrued interest to the outstanding principal amount that will be due at maturity.

In addition, the Costa Brava Line of Credit requires that SPY North America pay a facility fee on June 21 of each year until and on the maturity date, calculated as the lesser of (i) 1% of the average daily outstanding principal amount owed under the note for the 365 day period ending on such payment date or (ii) $60,000.

In June 2012, SPY North America and Costa Brava amended the Costa Brava Line of Credit. The Costa Brava Line of Credit amendment was accounted for as a modification of debt, in accordance with authoritative guidance. The primary changes to the Costa Brava Line of Credit were:

•	The principal amount of the Costa Brava Line of Credit was increased by $1.0 million, from $6.0 million to $7.0 million.

•

SPY North America became obligated to repay $1.0 million of the principal amount outstanding under the Costa Brava Line of Credit within five business days of the sale of equity by the Company (preferred stock, common stock, warrants to purchase common stock, or any combination thereof) with proceeds to the Company of at least $4.0 million prior to payment of any transaction expenses. Any amount so repaid was to reduce dollar-for-dollar Costa Brava’s commitment to make advances under the line of credit.

In August 2012, SPY North America and Costa Brava further amended the Costa Brava Line of Credit. The primary changes to the Costa Brava Line of Credit were:

•	The principal amount of the Costa Brava Line of Credit was increased by $3.0 million, from $7.0 million to $10.0 million.

•

SPY North America became obligated to repay $4.0 million of the principal amount outstanding under the Costa Brava Line of Credit, at the election of Costa Brava, within fifteen business days of the sale by the Company of equity (preferred stock, common stock, warrants to purchase common stock, or any combination thereof) with proceeds to the Company of at least $4.0 million prior to payment of any transaction expenses. Any amount so repaid will reduce dollar-for-dollar Costa Brava’s commitment to make advances under the Costa Brava Line of Credit.

•	The maturity date of June 21, 2013 was extended to become April 1, 2014.

The other material terms of the Costa Brava Line of Credit were not changed by the June 2012 or August 2012 amendments, including the ability of Spy North America, in its discretion, to pay the monthly interest payments on the amount outstanding under the Costa Brava Line of Credit in kind as an addition to the outstanding principal amount due, rather than in cash. SPY North America has borrowed $8.0 million of the $10.0 million under the Costa Brava Line of Credit as of August 10, 2012.

As of December 2010, SPY North America had borrowed a total of $7.0 million from Costa Brava under a promissory note (“Costa Brava Term Note”) which at that time was due December 31, 2012. On December 21, 2011, the Costa Brava Term Note was amended to (i) extend the maturity date from December 31, 2012 to June 21, 2013, and to (ii) allow SPY North America, at its discretion, to pay monthly interest payments (accruing daily at a rate equal to 12% per annum as of such amendment) and other accrued interest in kind starting on January 1, 2012 as an addition to the outstanding principal amount due, rather than in cash. SPY North America has elected to pay all interest accrued at or since January 1, 2012 in kind by adding such accrued interest to the outstanding principal amount that will be due at maturity. On August 2, 2012 the Costa Brava Term Note was further amended to extend the maturity date from June 21, 2013 to be April 1, 2014.

All amounts owing to Costa Brava pursuant to its two credit facilities with SPY North America are subordinated to the amounts owed by SPY North America under its loan and security agreement with BFI pursuant to the terms of a debt subordination agreement between Costa Brava and BFI.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Thousands)		(Thousands)
Weighted average common shares outstanding – basic	13,037	12,841	13,022	12,567
Assumed conversion of dilutive stock options, warrants and convertible debt	—	—	—	—

Weighted average common shares outstanding – dilutive	13,037	12,841	13,022	12,567

The following potentially dilutive instruments were not included in the diluted per share calculation for the periods presented as their inclusion would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
Shares Issuable through Exercise or Conversion of:	2012	2011	2012	2011
	(Thousands)		(Thousands)
Stock options	2,803	2,189	2,803	2,189
Warrants	244	244	244	244
Convertible debt	1,000	1,000	1,000	1,000

Total	4,047	3,433	4,047	3,433

4. Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive loss.

The components of accumulated other comprehensive income, net of tax, are as follows:

	June 30, 2012	December 31, 2011
	(Thousands)
Equity adjustment from foreign currency translation	$783	$624
Unrealized gain on foreign currency exposure of net investment in foreign operations	(339)	(153)

Accumulated other comprehensive income	$444	$471

5. Accounts Receivable

Accounts receivable consisted of the following:

	June 30, 2012	December 31, 2011
	(Thousands)
Trade receivables	$8,336	$6,512
Less allowance for doubtful accounts	(277)	(313)
Less allowance for returns	(1,665)	(1,340)

Accounts receivable, net	$6,394	$4,859

6. Inventories

Inventories consisted of the following:

	June 30, 2012	December 31, 2011
	(Thousands)
Raw materials	$65	$15
Finished goods	7,647	6,175

Inventories, net	$7,712	$6,190

The Company’s inventory balances are net of an allowance for excess and obsolete inventories of approximately $0.9 million and $1.3 million at June 30, 2012 and December 31, 2011, respectively.

7. Short-term Debt

Line of Credit – BFI

On February 26, 2007, SPY North America entered into a Loan and Security Agreement with BFI with a maximum borrowing limit of $5.0 million, which was subsequently modified on December 7, 2007 and February 12, 2008 to, among other things, increase the maximum borrowing limit to $8.0 million. Effective April 30, 2010, the maximum borrowing limit was reduced to $7.0 million.

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

The BFI loan agreement imposes certain covenants on SPY North America, including, but not limited to, covenants requiring SPY North America to provide certain periodic reports to BFI, to inform BFI of certain changes in the business, to refrain from incurring additional debt in excess of $100,000 and to refrain from paying dividends. The BFI loan agreement also has cross default provisions. Further, the BFI loan agreement provides that BFI may declare SPY North America in default if SPY North America experiences a material adverse change in its business or financial condition or in its ability to perform the obligations owed under the BFI loan agreement. BFI’s prior consent, which shall not be unreasonably withheld, is required in the event that SPY North America seeks additional debt financing, including debt financing subordinate to BFI. SPY North America has also established bank accounts in BFI’s name in the United States and Canada into which collections on accounts receivable and other collateral are deposited (the “Collateral Accounts”). Pursuant to the deposit control account agreements between SPY North America and BFI with respect to the Collateral Accounts, BFI is entitled to sweep all amounts deposited into the Collateral Accounts and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to SPY North America any amounts remaining after payment of all amounts due under the BFI loan agreement. SPY North America was in compliance with the covenants under the BFI loan agreement at June 30, 2012.

At June 30, 2012 and December 31, 2011, there were outstanding borrowings of $6.0 million and $2.5 million, respectively, under the BFI line of credit. At June 30, 2012, the remaining usable availability under this line was $0.2 million and the interest rate was 5.75%.

At June 30, 2012 and December 31, 2011, approximately $4.3 million and $1.7 million, respectively, of the outstanding borrowings were attributable to accounts receivable. At June 30, 2012 and December 31, 2011, approximately $6.1 million and $2.8 million, respectively, of related accounts receivable were collateralized in connection with the outstanding borrowings.

At June 30, 2012 and December 31, 2011, approximately $1.7 million and $0.8 million, respectively, of the outstanding borrowings were attributable to inventory. At June 30, 2012 and December 31, 2011, approximately $5.1 million and $4.8 million, respectively, of related inventory were collateralized in connection with the outstanding borrowings.

Line of Credit – Banca Popolare di Bergamo

As of June 30, 2012, SPY Europe has one line of credit with Banca Popolare di Bergamo in Italy for a maximum of €100,000, subject to eligible accounts receivable. The line of credit is 35% guaranteed by Eurofidi, a government-sponsored third party that guarantees debt, and expires on September 30, 2013. The line of credit balance at June 30, 2012 was zero and availability under this line of credit was €100,000 (approximately US$126,000) and bears interest at 3.7%.

As of December 31, 2011, SPY Europe had two lines of credit with Banca Popolare di Bergamo for an aggregate maximum of €160,000 (approximately $200,000) bearing interest at 5.0%. The aggregate outstanding balance under this line of credit balance was zero at December 31, 2011.

Other

In July 2011, the Company entered into an Amended and Restated License Agreement with Rose Colored Glasses LLC, the licensor of Melodies by MJB®, in connection with a settlement agreement. Pursuant to this settlement agreement, the Company paid Rose Colored Glasses LLC $1,000,000 in cash in July 2011 and issued a promissory note in the principal amount of $500,000, which did not accrue interest and became payable on March 31, 2012, on which date the Company paid the principal amount of $500,000 to Rose Colored Glasses LLC. See also Note 13 “Other Operating Expense” to the Consolidated Financial Statements.

8. Long-term Debt

Costa Brava Term Note

As of December 2010, SPY North America had borrowed a total of $7.0 million from Costa Brava under a promissory note (“Costa Brava Term Note”) which at that time was due December 31, 2012. The Costa Brava Term Note was subordinated to the BFI loan agreement with BFI pursuant to the terms of a debt subordination agreement between Costa Brava and BFI. The Costa Brava Term Note at that time required monthly and periodic interest payments.

In December 2011, the Costa Brava Term Note was amended to (i) extend the maturity date from December 31, 2012 to June 21, 2013, and (ii) allow SPY North America, at its discretion, to pay monthly interest payments (accruing daily at a rate equal to 12% per annum as of such amendment) and other accrued interest in kind starting on January 1, 2012 as an addition to the outstanding principal amount due, rather than in cash. SPY North America has elected to pay all interest accrued at or since January 1, 2012 in kind by adding such accrued interest to the outstanding principal amount that will be due at maturity. This Costa Brava Term Note amendment was accounted for as a modification of debt, in accordance with authoritative guidance.

In addition to the interest payments described above, the Costa Brava Term Note required that SPY North America pay 1% of the original principal amount on each of December 31, 2011, and December 31, 2012, and on the revised maturity date of April 1, 2014. During the term of the Costa Brava Term Note, Costa Brava may, at its discretion, convert up to $2,250,000 of the principal amount of the Costa Brava Term Note into shares of the Company’s common stock at a conversion price of $2.25 per share. The Costa Brava Term Note contains representations and warranties, and reporting and financial covenants that are customary for financings of this type, and has cross default provisions. SPY North America was in compliance with the covenants under the Costa Brava Term Note at June 30, 2012. The Costa Brava Term Note also requires that the Company obtain Costa Brava’s consent with respect to certain financing transactions. See also Note 11 “Related Party Transactions” to the Consolidated Financial Statements.

On August 2, 2012 the Costa Brava Term Note was further amended to extend the maturity date from June 21, 2013 to be April 1, 2014.

Costa Brava Line of Credit

In June 2011, SPY North America and Costa Brava entered into an additional promissory note evidencing a $6.0 million line of credit commitment with Costa Brava (“Costa Brava Line of Credit”) which was subsequently increased in both June and August 2012. Interest on the outstanding borrowings accrues daily at a rate equal to 12% per annum which became payable in kind starting on January 1, 2012. During the year ended December 31, 2011, the Costa Brava Line of Credit had required monthly and periodic cash interest payments through December 31, 2011. On December 21, 2011, the Costa Brava Line of Credit was amended to (i) accelerate the maturity date from June 30, 2014 to June 21, 2013, and to (ii) allow SPY North America, at its discretion, to pay the monthly interest payments in kind starting on January 1, 2012 as an addition to the outstanding principal amount due, rather than paid in cash. SPY North America has elected to pay all interest accrued since January 1, 2012 in kind by adding such accrued interest to the outstanding principal amount that will be due at maturity. This Costa Brava Line of Credit amendment was accounted for as a modification of debt, in accordance with authoritative guidance.

In addition, the Costa Brava Line of Credit requires that SPY North America pay a facility fee on June 21 of each year until and on the maturity date, calculated as the lesser of (i) 1% of the average daily outstanding principal amount owed under the note for the 365 day period ending on such payment date or (ii) $60,000.

In June 2012, SPY North America and Costa Brava amended the Costa Brava Line of Credit. This Costa Brava Line of Credit amendment was accounted for as a modification of debt, in accordance with authoritative guidance. The primary changes to the Costa Brava Line of Credit were:

•	The principal amount of the Costa Brava Line of Credit was increased by $1.0 million, from $6.0 million to $7.0 million.

•

SPY North America became obligated to repay $1.0 million of the principal amount outstanding under the Costa Brava Line of Credit within five business days of the sale of equity by the Company (preferred stock, common stock, warrants to purchase common stock, or any combination thereof) with proceeds to the Company of at least $4.0 million prior to payment of any transaction expenses. Any amount so repaid was to reduce dollar-for-dollar Costa Brava’s commitment to make advances under the Costa Brava Line of Credit.

In August 2012, SPY North America and Costa Brava further amended the Costa Brava Line of Credit. The primary changes to the Costa Brava Line of Credit were:

•	The principal amount of the Costa Brava Line of Credit was increased by $3.0 million, from $7.0 million to $10.0 million.

•

SPY North America became obligated to repay $4.0 million of the principal amount outstanding under the Costa Brava Line of Credit, at the election of Costa Brava, within fifteen business days of the sale of equity by the Company (preferred stock, common stock, warrants to purchase common stock, or any combination thereof) with proceeds to the Company of at least $4.0 million prior to payment of any transaction expenses. Any amount so repaid will reduce dollar-for-dollar Costa Brava’s commitment to make advances under the Costa Brava Line of Credit.

•	The maturity date of June 21, 2013 was extended to become April 1, 2014.

SPY North America had borrowed a total of $7.0 million which was all that was available under the Costa Brava Line of Credit as of June 30, 2012, and all amounts owing thereunder are subordinated to the amounts owed by SPY North America under its loan and security agreement with BFI Business Finance pursuant to the terms of a debt subordination agreement between Costa Brava and BFI. The Costa Brava Line of Credit contains customary representations and warranties and reporting and financial covenants that are customary for financings of this type, and cross default provisions. SPY North America was in compliance with the covenants under the Costa Brava Line of Credit at June 30, 2012. This promissory note also requires that the Company obtain Costa Brava’s consent with respect to certain financing transactions. See also Note 11 “Related Party Transactions” to the Consolidated Financial Statements.

Costa Brava Loans

The total outstanding borrowings under credit facilities entered into with Costa Brava at June 30, 2012 and December 31, 2011 was $15.1 million and $13.0 million, respectively. The $15.1 million balance includes $1.1 million of interest that has been added to outstanding principal and will be due on maturity, $0.9 million of which is attributable to interest expense accrued during the six months ended June 30, 2012 and $0.2 million of which was attributable to interest expense accrued in prior periods.

Notes payable at June 30, 2012 consist of the following:

(Thousands)
Costa Brava convertible notes payable	$2,250
Costa Brava subordinated notes payable	12,810
Secured note payable for vehicle purchases, 4.69% interest rate with monthly payments of $1,400 due through December 2015, secured by vehicles	55
Less current portion	(15)

Notes payable, less current portion	$15,100

9. Fair Value of Financial Instruments

In April 2009, the Company adopted FASB’s authoritative guidance on interim disclosures about fair value of financial instruments, which requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. The Company’s financial instruments include cash, accounts receivable and payable, short-term borrowings accrued liabilities, other short-term liabilities, capital leases, notes payable and related party debt. The carrying amount of these instruments approximates fair value because of their short-term nature. The carrying value of the Company’s long-term debt, including the current portion approximates fair value as of June 30, 2012.

10. Share-Based Compensation

Stock Option Activity

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(Thousands)
Options outstanding at December 31, 2011	2,439,967	$1.97
Granted	535,000	$1.71
Exercised	(28,200)	$0.91
Expired	(66,800)	$1.52
Forfeited	(76,667)	$1.49

Options outstanding at June 30, 2012	2,803,300	$1.95	8.31	$456

Options exercisable at June 30, 2012	1,305,790	$2.24	7.14	$417

Intrinsic value is defined as the difference between the relevant current market value of the common stock and the grant price for options with exercise prices less than the market values on such dates. During the three and six months ended June 30, 2012, the Company received cash proceeds from the exercise of stock options of approximately $18,600 and $26,000, respectively. During the three and six months ended June 30, 2011, the Company received cash proceeds from the exercise of stock options of approximately $51,000 and $133,000, respectively.

The intrinsic value of stock options exercised was approximately $6,000 and $12,000 during the three and six months ended June 30, 2012, respectively.

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

The weighted-average estimated fair value of employee stock options granted during the three months ended June 30, 2012 and 2011 was $0.95 and $1.11, respectively. The weighted-average estimated fair value of employee stock options granted during the six months ended June 30, 2012 and 2011 was $1.07 and $1.16, respectively.

Restricted Stock Award Activity

The Company periodically issues restricted stock awards to certain directors and key employees subject to certain vesting requirements based on future service. Fair value is calculated using the Black-Scholes option-pricing valuation model (single option approach). There was no restricted stock award activity during the three months and six months ended June 30, 2012. The Company awarded and issued 55,743 fully vested non-restricted shares at a $1.72 weighted-average grant date fair value during the six months ended June 30, 2012. These shares were issued to certain members of the Company’s board of directors in lieu of cash payment for quarterly board fees. The expense related to these shares was approximately $26,000 during the three and six months ended June 30, 2012 and was recorded in general and administrative expense.

The Company recognized the following share-based compensation expense during the three months and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Thousands)		(Thousands)
Stock options
General and administrative expense	$112	$123	$241	$193
Cost of sales	2	10	7	15
Selling and marketing	41	43	83	86
Shipping and warehouse	—	1	1	2
Research and development	2	1	6	3
Restricted stock
General and administrative expense	—	21	—	39
Selling and marketing	—	—	—	—
Research and development	—	—	—	—
Warrant
General and administrative expense	—	338	—	338

Total	157	537	338	676
Income tax benefit	(54)	(183)	(114)	(230)

Stock-based compensation expense, net of taxes	$103	$354	$224	$446

Total unrecognized share-based compensation expense for outstanding stock option awards at June 30, 2012 is approximately $1.1 million, which will be recognized over a weighted average remaining life of 2.15 years.

11. Related Party Transactions

Promissory Notes with Shareholder, Costa Brava Partnership III, L.P.

See Note 8 “Long-term Debt” and Note 15 “Subsequent Events” to the Consolidated Financial Statements regarding promissory notes due to Costa Brava, an entity that owned at June 30, 2012 approximately 48.6%, or 52.3% on an as converted basis, of the Company’s common stock. The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava.

The total outstanding borrowings under all promissory notes the Company has entered into with Costa Brava at June 30, 2012 and December 31, 2011 was $15.1 million and $13.0 million, respectively.

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

The Company, SPY Europe and the Purchasers entered into an amendment to the LEM agreement dated as of September 23, 2011. Under the terms of the amendment, the annual minimum purchase amount for the year ending December 31, 2011 was reduced from €3,717,617 to €3,416,000, with the reduction of the annual minimum commitment substantially all attributable to the quarterly minimum commitments for the three month periods ended September 30, 2011 and December 31, 2011. In addition, (i) the minimum purchase amount for the year ended December 31, 2012 was increased slightly from €1,858,808 to €1,859,000, (ii) the portion of the annual commitment for the six months ending June 30, 2012 was reduced from €930,000 to €620,000, and (iii) the portion of the annual commitment for the six months ending December 31, 2012 was increased from €929,000 to €1,239,000. The annual 2012 minimum commitment is subject to a further downward adjustment by an amount equal to 50% of new products the Company purchases from LEM (as defined in the amendment), which downward adjustment may not exceed €400,000. The minimum purchase amount for 2012, when converted into United States dollars at the spot exchange rates in effect at June 30, 2012 and December 31, 2011 is US$2,338,250 and US$2,407,405, respectively, per the amended agreement. Further, the amendment established a new minimum purchase amount for the year ended December 31, 2013 of €361,200 plus the amount, if any, by which the minimum purchase amount for 2012, if any, is adjusted downward pursuant to the adjustment for new product purchases described above. Converted into United States dollars at the spot exchange rates in effect at June 30, 2012 and December 31, 2011, the minimum purchase amount for the year ended December 31, 2013 was US$454,317 and US$467,754, respectively.

In the event the Company does not meet the minimum purchase amounts indicated above, the Company must pay LEM in cash an amount equal to €0.37 for each Euro of goods and/or services of the minimum purchase amounts not purchased by the Company during each quarter of each annual commitment period, subject to certain carryover provisions if the Company’s purchases exceed its quarterly minimum in a previous quarter or quarters. During the year ended December 31, 2011, the Company decided that it would not purchase approximately €334,000 of its minimum commitment for the three months ended September 30, 2011 and therefore paid LEM approximately €124,000 (US$173,944) in the year ended December 31, 2011. During the three months ended December 31, 2011, the Company decided that it would not purchase approximately €467,000 of its minimum commitment for the three months ended December 31, 2011 and therefore became obligated to pay LEM approximately €173,000 (US$224,035), which was reflected as an accrued liability in the Company’s Consolidated Balance Sheet at December 31, 2011. The Company has non-cancellable open purchase orders to LEM of approximately €231,000 (US$290,000) through December 31, 2012, from which it anticipates delivery prior to December 31, 2012.

Operating Leases

On November 1, 2010, the Company entered into a 38-month facility lease for its principal administrative and distribution facilities located in Carlsbad, California, which commenced on November 1, 2010 and terminates on December 31, 2013. As of June 30, 2012, the facility lease had total remaining lease payments of approximately $0.5 million and average monthly rent payments of approximately $29,000. SPY Europe leases a warehouse facility in Varese, Italy, which is used primarily for international sales and distribution and also leases two cars. The Company also leases certain computer equipment, vehicles and temporary housing in Italy. Rent expense was approximately $112,000 and $109,000 for the three months ended June 30, 2012 and 2011, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

(Thousands)
Year Ending December 31,
2012 remaining payments	$299
2013	421
2014	1
2015	0

Total	$721

Capital Lease

Future minimum lease payments under capital leases at June 30, 2012 are as follows:

(Thousands)
Year Ending December 31,
2012 remaining payments	$39
2013	57
2014	47
2015	45
2016	16

Total minimum lease payments	204
Amount representing interest	(21)

Present value of minimum lease payments	183
Less current portion	(62)

Noncurrent portion	$121

Athlete Contracts

As of June 30, 2012, the Company has entered into endorsement contracts with athletes to actively wear and endorse the Company’s products. These contracts are based on minimum annual payments totaling approximately $919,000, $584,000, $252,000, $28,000 and $27,000 in 2012, 2013, 2014, 2015 and 2016, respectively. Some of these agreements also contain performance-based incentives and/or product-specific sales incentives, which if earned in full, would result in payments approximating $104,000, $55,000, $14,000, $3,000, and $2,000 in 2012, 2013, 2014, 2015, and 2016, respectively. Expenses related to athlete contracts during the three and six months ended June 30, 2012 included in sales and marketing were $200,000 and $402,000, respectively. Expenses related to athlete contracts during the three and six months ended June 30, 2011 included in sales and marketing expense were $189,000 and $371,000, respectively. As of June 30, 2012, the Company had no pending endorsement contracts with athletes to actively wear and endorse the Company’s products.

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

In July 2011, the Company entered into an Amended and Restated License Agreement with Rose Colored Glasses LLC, the licensor of Melodies by MJB®. This settlement agreement amended the original licensing agreement entered into by the Company and Rose Colored Glasses LLC in May 2010, by providing for an earlier expiration of the Company’s license to sell Melodies by MJB® branded sunglasses on March 31, 2012 and by terminating the Company’s obligations to pay $2.6 million of future royalty obligations to Rose Colored Glasses LLC. Pursuant to this settlement agreement, the Company paid Rose Colored Glasses LLC $1,000,000 in cash in July 2011 and issued a promissory note in the principal amount of $500,000, which did not accrue interest and became payable on March 31, 2012. As a result of these actions, the Company recorded $1.9 million in expense which was included in total other operating expense of $2.0 million during the three and six month periods ended June 30, 2011, of which $0.4 million related to the O’Neill® and $1.5 million related to the Melodies by MJB® eyewear brands. At December 31, 2011, the Company’s Consolidated Balance Sheet included $0.1 million in accrued liabilities related to the remaining O’Neill® royalty obligations and $500,000 (less imputed interest of $14,559) in notes payable related to the promissory note issued to Rose Colored Glasses LLC in connection with the settlement agreement dated July 2011.

During the six months ended June 30, 2012, the Company paid off the promissory note it issued to Rose Colored Glasses LLC in full and has no debt outstanding to Rose Colored Glasses LLC as of June 30, 2012. Additionally, in December 2011, SPY North America gave O’Neill® a 180 day notice of termination in accordance with the allowable termination clause in the agreement. During the six months ended June 30, 2012, the Company paid the last of the royalty payments to O’Neill® and has no accrued royalty liability outstanding to O’Neill® as of June 30, 2012.

14. Operating Segments and Geographic Information

For the three months and six months ended June 30, 2012 and 2011, the Company only operated in one business segment: distribution.

The Company markets and sells its products domestically (United States and Canada, together “North America”) and in other international markets (primarily Europe and Asia Pacific collectively “International”), with its principal international market being Europe. The following table represents a summary of net sales by major geographic region for the periods presented:

	North America	International	Consolidated
	(Thousands)	(Thousands)	(Thousands)

	Three Months Ended June 30, 2012
Net sales	$8,726	$740	$9,466

	Three Months Ended June 30, 2011
Net sales	$8,089	$897	$8,986

	North America	International	Consolidated
	(Thousands)	(Thousands)	(Thousands)

	Six Months Ended June 30, 2012
Net sales	$16,227	$1,384	$17,611

	Three Months Ended June 30, 2011
Net sales	$14,134	$1,555	$15,689

Sales are presented by geographic area based on the region from which the sales are sourced. The Company recognized sales in its country of domicile, the United States, of $7.7 million and $14.1 million during the three months and six months ended June 30, 2012, respectively. The Company recognized sales in its country of domicile, the United States, of $6.9 million and $11.9 million during the three months and six months ended June 30, 2011, respectively.

The following table represents a summary of tangible long-lived assets by major geographic region as of June 30, 2012 and December 31, 2011. Tangible long-lived assets are based on location of domicile.

	June 30, 2012	December 31, 2011
	(Thousands)
Tangible long-lived assets:
United States	$511	$593
Europe and Asia Pacific	107	137

Total	$618	$730

15. Subsequent Events

In August 2012, SPY North America and Costa Brava further amended the Costa Brava Line of Credit (see Note 8, “Long Term Debt”). The primary changes to the Costa Brava Line of Credit were:

•	The principal amount of the Costa Brava Line of Credit was increased by $3.0 million, from $7.0 million to $10.0 million.

•

SPY North America became obligated to repay $4.0 million of the principal amount outstanding under the line of credit within five business days of its proposed sale of equity (preferred stock, common stock, warrants to purchase common stock, or any combination thereof) with proceeds to it of at least $4.0 million prior to payment of any transaction expenses. The amount so paid would reduce dollar-for-dollar Costa Brava’s commitment to make advances under the line of credit.

•	The maturity date of June 21, 2013 was extended to become April 1, 2014.

On August 3, 2012, the Company borrowed an additional $1.0 million under the increased Costa Brava Line of Credit.

In addition, on August 2, 2012, the Costa Brava Term Note, (see Note 8, “Long Term Debt”), was further amended to extend its maturity date from June 21, 2013 to be April 1, 2014.

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

References in this report to “we,” “our,” “us,” “SPY,” and “SPY Inc.” refer to SPY Inc. and its two operating subsidiaries – Spy Optic Inc. (“SPY North America”) and Spy Optic Europe S.r.l. S.U. (“SPY Europe”) – except where the context clearly indicates that the term refers only to SPY Inc. Effective December 31, 2010, we sold substantially all of our interest in LEM S.r.l. (“LEM”). See “LEM Purchase Commitments” in Note 12 to the Consolidated Financial Statements.

Our Products and Target Markets

SPY® Products

We design, market and distribute premium products for hard core participants in action sports, motorsports, snow sports, cycling and multi-sports markets, which embrace their attendant lifestyle subcultures, crossing over into more mainstream fashion, music and entertainment markets. We believe a principal strength is our ability to create distinctive products for active people within the youthful demographics of these subcultures. Our principal products – sunglasses, goggles and prescription frames – are marketed under the SPY® brand.

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

Results of Operations

Three Months Ended June 30, 2012 and 2011

Net Sales

Consolidated net sales increased by $0.5 million or 5% to $9.5 million for the three months ended June 30, 2012 from $9.0 million for the three months ended June 30, 2011.

Sales of our SPY® brand products in North America and internationally increased by $1.1 million or 13% to $9.3 million during the three months ended June 30, 2012 from $8.2 million for the three months ended June 30, 2011. SPY® sales amounts included approximately $0.5 million of sales during the three months ended June 30, 2012 considered to be closeouts, defined as (a) older styles not in the current product offering or (b) the sales of certain excess inventory of current products sold at reduced pricing levels generally to closeout channels, compared to $0.5 million of such sales during the three months ended June 30, 2011. Additionally, a portion of the SPY® sales increase was from our new prescription frame and performance sport sunglasses product lines which were launched in late 2011 and had insignificant sales during the three months ended June 30, 2012.

Sales of licensed brands (O’Neill®, Melodies by MJB® and Margaritaville®) were at $0.2 million during the three months ended June 30, 2012 compared to $0.8 million during the three months ended June 30, 2011. All of our sales of licensed brands during the three months ended June 30, 2012 were considered to be closeout sales based on our decision during 2011 to cease making purchases of new licensed brand inventory and we do not expect to generate any significant sales from the licensed brands (O’Neill®, Melodies by MJB® and Margaritaville®) in the future.

Sunglass sales represented approximately 94% and 91% of net sales during the three months ended June 30, 2012 and 2011, respectively. Goggle sales represented approximately 5% and 8% of net sales during the three months ended June 30, 2012 and 2011, respectively. Apparel and accessories represented approximately 1% of net sales during each of the three months ended June 30, 2012 and 2011, respectively. North America net sales represented 93% and 90% of total net sales for the three months ended June 30, 2012 and 2011, respectively. International net sales represented 7% and 10% of total net sales for the three months ended June 30, 2012 and 2011, respectively.

Gross Profit

Our consolidated gross profit decreased by $0.1 million or 3% to $4.8 million for the three months ended June 30, 2012 from $4.9 million for the three months ended June 30, 2011. The decreased gross profit contribution was primarily attributable to the reduced gross margin as a percentage of sales during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 as discussed below.

Gross profit, as a percentage of net sales, was 50% for the three months ended June 30, 2012 compared to 53% for the three months ended June 30, 2011. The decrease in our gross profit as a percent of net sales during the three months ended June 30, 2012 compared to the same period last year was primarily due to (i) reduced gross margin in our international business primarily driven by the European economic situation, coupled with a change in sales mix between a higher margin direct business and a lower margin distribution business, (ii) selling a portion of inventory during the three months ended June 30, 3011 that was originally purchased from LEM in 2010 at its lower historical manufacturing cost and was being sold on a FIFO basis, thereby resulting in higher gross margin from the sale of those products during 2011, prior to generally higher cost purchases made from LEM after December 31, 2010 which comprised the vast majority of products purchased from LEM and sold during 2012, (iii) increased levels of discounting in 2012 primarily due to increased levels of sales to major accounts, and (iv) increased freight costs primarily associated with an increased level of air shipments. These gross margin decreases all were partially offset by (i) a higher percentage of lower cost inventory purchases in 2012 from lower cost sources in China, and (ii) the negative effect of lower licensed brand margins in 2011, primarily due to inventory reserves recorded in the three months ended June 30, 2011 to reflect inventory at its then estimated net realizable value

Sales and Marketing Expense

Sales and marketing expense increased by $1.1 million or 43% to $3.8 million for the three months ended June 30, 2012 from $2.6 million for the three months ended June 30, 2011, driven primarily by increased marketing efforts to promote our SPY® brand and our new SPY® products, partially offset by reduced expenses related to promotional efforts surrounding licensed brands that were significant during the three months ended June 30, 2011 and nearly non-existent during the three months ended June 30, 2012. The

$1.1 million increase consists of (i) a $0.5 million increase in advertising, public relations, promotions and marketing events costs, (ii) a $0.3 million increase in the cost of product displays, (iii) a $0.2 million increase in employee-related expenses primarily from additions in headcount, (iv) a $0.1 million increase in performance-based compensation driven by increased sales and (v) a $0.1 million increase in royalties associated with our SPY® brand. These expense increases for the three months ended June 30, 2012 were partially offset by a decrease in advertising, consulting and royalty related costs related to licensed brands, which totaled $0.1 million during the three months ended June 30, 2011 and were nearly non-existent during the three months ended June 30, 2012.

General and Administrative Expense

General and administrative expense decreased by $0.9 million or 34% to $1.7 million for the three months ended June 30, 2012 from $2.6 million for the three months ended June 30, 2011. The decrease was primarily due to a reduction in expenses related to severance, performance-based compensation, general corporate matters, legal and other professional services fees, which were at elevated levels for the three months ended June 30, 2011 related to the restructuring of management in April 2011.

Shipping and Warehousing Expense

Shipping and warehousing expense increased by less than $0.1 million or 30% to $0.2 million for the three months ended June 30, 2012 from $0.2 million for the three months ended June 30, 2011. The increase was primarily due to an increase in employee related costs due to an increase in headcount.

Research and Development Expense

Research and development expense decreased by less than $0.1 million or 29% to $0.1 million for the three months ended June 30, 2012 from $0.2 million for the three months ended June 30, 2011. The decrease was primarily due to a decrease in product development consulting costs associated with SPY® products and elimination of R&D activity related to O’Neill™ and Melodies by MJB™ eyewear brands in 2012.

Other Operating Expense

Other operating expense was zero for the three months ended June 30, 2012 and $2.0 million during the six months ended June 30, 2011. The decrease is substantially all due to the decision during the three months ended June 30, 2011 that the cash flow from the sale of the O’Neill™ and Melodies by MJB™ eyewear brands would be insufficient to cover the net present value due to the remaining royalty obligations. In addition, the Company decided to cease making future purchase orders of additional inventory. These decisions resulted in, an expense of $1.9 million included in operating expenses during the three months ended June 30, 2011.

Other Net Expense

Other net expense was $0.6 million for the three months ended June 30, 2012 compared to other net expense of $0.3 million for the three months ended June 30, 2011. The difference was primarily due to increased interest expense related to the increase in borrowings from Costa Brava Partnership III, L.P (“Costa Brava”) and BFI Business Finance (“BFI”).

Income Tax Provision

Income tax expense for the three months ended June 30, 2012 and 2011 was zero and $3,000, respectively. The income tax provision is mainly comprised of minimum taxes due in Italy. We have recorded a full valuation allowance for deferred tax assets both in the U.S. and in Italy at June 30, 2012. The effective tax rate for the three months ended June 30, 2012 and 2011 was less than 1% in both periods.

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

Six Months Ended June 30, 2012 and 2011

Net Sales

Consolidated net sales increased by $1.9 million or 13% to $17.6 million for the six months ended June 30, 2012 from $15.7 million for the six months ended June 30, 2011.

Sales of our SPY® brand products in North America and internationally increased by $2.5 million or 17% to $17.2 million during the six months ended June 30, 2012 from $14.7 million for the six months ended June 30, 2011. SPY® sales amounts included approximately $1.2 million of sales during the six months ended June 30, 2012 considered to be closeouts, defined as (a) older styles not in the current product offering or (b) the sales of certain excess inventory of current products sold at reduced pricing levels generally to closeout channels, compared to $0.9 million of such sales during the six months ended June 30, 2011. Additionally, a portion of the SPY® sales increase was from our new prescription frame and performance sport sunglasses product lines which were launched in late 2011 and had insignificant sales during the six months ended June 30, 2012.

Sales of licensed brands (O’Neill®, Melodies by MJB® and Margaritaville®) were at $0.4 million during the six months ended June 30, 2012 compared to $1.0 million during the six months ended June 30, 2011. All of our sales of licensed brands during the six months ended June 30, 2012 were considered to be closeout sales based on our decision during 2011 to cease making purchases of new licensed brand inventory and we do not expect to generate any significant sales from the licensed brands (O’Neill®, Melodies by MJB® and Margaritaville®) in the future.

Sunglass sales represented approximately 90% and 89% of net sales during the six months ended June 30, 2012 and 2011, respectively. Goggle sales represented approximately 9% and 11% of net sales during the six months ended June 30, 2012 and 2011, respectively. Apparel and accessories represented approximately 1% of net sales during each of the six months ended June 30, 2012 and 2011. North America net sales represented 93% and 91% of total net sales for the six months ended June 30, 2012 and 2011, respectively. International net sales represented 7% and 9% of total net sales for the six months ended June 30, 2012 and 2011, respectively.

Cost of Sales and Gross Profit

Our consolidated gross profit increased by $0.3 million or 3% to $8.6 million for the six months ended June 30, 2012 from $8.3 million for the six months ended June 30, 2011, primarily attributable to the sales increase at a lower percentage of gross margin as a percent of sales in 2012 as discussed below.

Gross profit, as a percentage of net sales, decreased to 49% for the six months ended June 30, 2012 from 53% for the six months ended June 30, 2011 primarily due to (i) reduced gross margin in our international business primarily driven by the European economic situation, coupled with a change in sales mix between a higher margin direct business and a lower margin distribution business, (ii) selling a portion of inventory during the six months ended June 30, 3011 that was originally purchased from LEM in 2010 at its lower historical manufacturing cost and was being sold on a FIFO basis, thereby resulting in higher gross margin from the sale of those products during 2011, prior to generally higher cost purchases made from LEM after December 31, 2010 which comprised the vast majority of products purchased from LEM and sold during 2012, (iii) increased levels of discounting in 2012 primarily due to increased levels of sales to major accounts, and (iv) increased freight costs primarily associated with an increased level of air shipments. These gross margin decreases all were partially offset by (i) a higher percentage of lower cost inventory purchases in 2012 from lower cost sources in China, and (ii) the negative effect of lower licensed brand margins in 2011, primarily due to inventory reserves recorded in the second quarter of 2011 to reflect inventory at its then estimated net realizable value.

Sales and Marketing Expense

Sales and marketing expense increased by $2.0 million or 37% to $7.4 million for the six months ended June 30, 2012 from $5.4 million for the six months ended June 30, 2011, driven primarily by increased marketing efforts to promote our SPY® brand and our new SPY® products, partially offset by reduced expenses related to promotional efforts surrounding licensed brands that were significant during the six months ended June 30, 2011 and nearly non-existent during the three months ended June 30, 2012. The $2.0 million increase included: (i) a $1.4 million increase in advertising, public relations, marketing events, and related marketing costs, (ii) a $0.5 million increase in sales and marketing related expenses primarily for additions in headcount, (iii) a $0.4 million increase in the cost of product displays, (iv) a $0.3 million increase in sales incentives and commissions associated with the sales growth during the six months ended June 30, 2012 and (v) a $0.1 million increase in SPY® brand royalties. These expense increases for the three months ended June 30, 2012 were partially offset by a decrease in advertising, consulting and royalty related costs related to licensed brands, which totaled $0.7 million during the six months ended June 30, 2011 and were nearly non-existent during the six months ended June 30, 2012.

General and Administrative Expense

General and administrative expense decreased by $0.5 million or 13% to $3.7 million for the six months ended June 30, 2012 from $4.3 million for the six months ended June 30, 2011. The decrease was primarily due to a reduction in expenses related to severance, performance-based compensation, general corporate matters, legal and other professional services fees, which were at elevated levels for the three months ended June 30, 2011 related to the restructuring of management in April 2011.

Shipping and Warehousing Expense

Shipping and warehousing expense increased by $0.1 million or 32% to $0.4 million for the six months ended June 30, 2012 from $0.3 million for the six months ended June 30, 2011. The $0.1 million increase was primarily due to an increase in employee related costs due to an increase in headcount.

Research and Development Expense

Research and development expense decreased by $0.1 million or 20% to $0.3 million for the six months ended June 30, 2012 from $0.2 million for the six months ended June 30, 2011 primarily due to a decrease in R&D activity associated with the spending related to O’Neill™ and Melodies by MJB™ eyewear brands during the six months ended June 30, 2012.

Other Operating Expense

Other operating expense was zero for the six months ended June 30, 2012 and $2.0 million during the six months ended June 30, 2011. The decrease is substantially all due to the decision during the three months ended June 30, 2011 that the cash flow from the sale of the O’Neill™ and Melodies by MJB™ eyewear brands would be insufficient to cover the net present value due to the remaining royalty obligations. In addition, the Company decided to cease making future purchase orders of additional inventory. These decisions resulted in an expense of $1.9 million included in operating expenses during the six months ended June 30, 2011.

Other Net Expense

Other net expense was $1.0 million for the six months ended June 30, 2012 compared to other net expense of $0.5 million for the six months ended June 30, 2011. The difference was primarily due to increased interest related to the increase in borrowings from Costa Brava Partnership III, L.P. and BFI.

Income Tax Provision

The income tax expense for the six months ended June 30, 2012 and 2011 was zero and $6,000, respectively, and is mainly comprised of minimum taxes due in Italy. We have recorded a full valuation allowance for deferred tax assets both in the U.S. and in Italy at June 30, 2012 and June 30, 2011, respectively.

Liquidity and Capital Resources

We finance our working capital needs and capital expenditures through a combination of operating cash flows and bank revolving lines of credit supplied by banks in the U.S. and in Italy, but have also required debt and equity financing because cash used by operations has been substantial due to ongoing losses and other factors, including working capital requirements. During 2010, we borrowed $7.0 million from our largest stockholder, Costa Brava Partnership III, L.P. and entered into capital leases for certain long-term asset purchases. In February 2011, we raised $1.2 million from the sale of shares of our common stock to a single investor. In June 2011, we entered into a $6.0 million line of credit with Costa Brava and had borrowed $6.0 million under that line of credit as of December 31, 2011. In December 2011, we expanded our borrowing capabilities within our $7.0 million borrowing limit with BFI by increasing the amount that we can borrow against inventory and by including Canadian accounts receivable as potential borrowing collateral. In June 2012 we increased our line of credit with Costa Brava to $7.0 million and further increased it to $10.0 million in August 2012. As of June 30, 2012, we had a total of $21.3 million in debt under lines of credit, capital leases and notes payable. We recorded approximately $0.5 million and $0.3 million in interest expense during the three months ended June 30, 2012 and 2011, respectively, and recorded approximately $1.0 million and $0.6 million in interest expense during the six months ended June 30, 2012 and 2011, respectively. Cash on hand at June 30, 2012 was $0.8 million.

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

Cash used in operating activities for the six months ended June 30, 2012 was $3.9 million, which consisted of a net loss of $4.2 million, adjustments for aggregate non-cash items of $1.4 million (primarily paid in kind interest and share-based compensation) and an aggregate $1.0 million used in working capital which relates to increases in generally seasonal increases in accounts receivable and inventories, primarily offset by increased levels of accounts payable and accrued expenses and other liabilities.

Cash used in operating activities for the six months ended June 30, 2011 was $2.3 million, which consisted of a net loss of $4.5 million, adjustments for non-cash items of approximately $1.1 million (primarily paid-in-kind interest and share-based compensation) and approximately $0.9 million used in working capital and other activities. The net loss also included $2.0 million of other operating expense primarily related to the decision that the future cash flows from the sale of the O’Neill™ and Melodies by MJB™ eyewear brands would be insufficient to cover the net present value of the remaining minimum royalties. Working capital and other activities includes a $1.3 million increase in accounts receivable due to increased sales and timing of cash receipts combined with a $0.1 million decrease in accounts payable and accrued expenses reductions, offset by a $0.4 million reduction in net inventories.

Cash used in investing activities during the six months ended June 30, 2012 was less than $0.1 million and was attributable to the purchase of property and equipment.

Cash used in investing activities during the six months ended June 30, 2011 was $0.1 million and was primarily attributable to the purchase of property and equipment.

Cash provided by financing activities for the six months ended June 30, 2012 was $4.0 million and was attributable primarily to $3.5 million in net proceeds received from our BFI line of credit and $1.0 million received from our Costa Brava line of credit, partially offset by $0.5 million primarily due to the net repayment of our note payable to Rose Colored Glasses LLC associated with a settlement agreement in which, among other matters, we agreed to terminate our existing license agreement for Melodies by MJB® effective March 31, 2012.

Cash provided by financing activities for the six months ended June 30, 2011 was $2.9 million and was primarily attributable to $2.5 million in proceeds received from the issuance of a promissory note to shareholder Costa Brava Partnership III, L.P., $1.1 million in proceeds received from the sale of common stock to Harlingwood (Alpha), LLC and $0.1 million in proceeds received from the exercise of stock options, offset by $0.9 million in net repayments primarily on our BFI line of credit.

Lines of Credit

BFI. On February 26, 2007, SPY North America entered into a Loan and Security Agreement with BFI with a maximum borrowing limit of $5.0 million, which was subsequently modified on December 7, 2007 and February 12, 2008 to, among other things, increase the maximum borrowing limit to $8.0 million. Effective April 30, 2010, the maximum borrowing limit was reduced to $7.0 million.

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

The BFI loan agreement imposes certain covenants on SPY North America, including, but not limited to, covenants requiring SPY North America to provide certain periodic reports to BFI, to inform BFI of certain changes in the business, to refrain from incurring additional debt in excess of $100,000 and to refrain from paying dividends. The BFI loan agreement also has cross default provisions. Further, the BFI loan agreement provides that BFI may declare SPY North America in default if SPY North America experiences a material adverse change in its business or financial condition or in its ability to perform the obligations owed under the BFI loan agreement. BFI’s prior consent, which shall not be unreasonably withheld, is required in the event that SPY North America seeks additional debt financing, including debt financing subordinate to BFI. SPY North America has also established bank accounts, in BFI’s name in the United States and Canada into which collections on accounts receivable and other collateral are deposited (the “Collateral Accounts”). Pursuant to the deposit control account agreements between SPY North America and BFI with respect to the Collateral Accounts, BFI is entitled to sweep all amounts deposited into the Collateral Accounts and apply the funds to outstanding obligations under the BFI loan agreement; provided that BFI is required to distribute to SPY North America any amounts remaining after payment of all amounts due under the BFI loan agreement. SPY North America was in compliance with the covenants under the BFI loan agreement at June 30, 2012.

At June 30, 2012 and December 31, 2011 there were outstanding borrowings of $6.0 million and $2.5 million, respectively, under the BFI line of credit. At June 30, 2012, the remaining useable availability under this line was $0.2 million and the interest rate was 5.75%.

At both June 30, 2012 and December 31, 2011, approximately $1.8 million and $1.7 million, respectively, of the outstanding borrowings were attributable to accounts receivable. At June 30, 2012 and December 31, 2011, approximately $3.1 million and $2.8 million, respectively, of related accounts receivable were collateralized in connection with the outstanding borrowings.

At June 30, 2012 and December 31, 2011, approximately $1.3 million and $0.8 million, respectively, of the outstanding borrowings were attributable to inventory. At June 30, 2012 and December 31, 2011, approximately $4.6 million and $4.8 million, respectively, of related inventory were collateralized in connection with the outstanding borrowings.

As of June 30, 2012, SPY Europe has one line of credit with Banca Popolare di Bergamo in Italy for SPY Europe for a maximum of €100,000, subject to eligible accounts receivable. The line of credit is 35% guaranteed by Eurofidi, a government-sponsored third party that guarantees debt and expires on September 30, 2013. The line of credit balance at June 30, 2012 was zero and availability under this line of credit was €100,000 (approximately US$133,000) and bears interest at 5.0%.

As of December 31, 2011, SPY Europe had two lines of credit with Banca Popolare di Bergama for an aggregate maximum of €160,000 (approximately $200,000) bearing interest at 5.0%. The aggregate outstanding balance under this line of credit balance was zero at December 31, 2011.

Notes Payable

Costa Brava. As of December 2010, SPY North America had borrowed a total of $7.0 million from Costa Brava under a promissory note (“Costa Brava Term Note”) which at that time was due December 31, 2012. The Costa Brava Term Note was subordinated to the BFI loan agreement with BFI pursuant to the terms of a debt subordination agreement between Costa Brava and BFI. The Costa Brava Term Note at that time required monthly and periodic interest payments.

In December, 2011, the Costa Brava Term Note was amended to (i) extend the maturity date from December 31, 2012 to June 21, 2013, and (ii) allow SPY North America, at its discretion, to pay the monthly interest payments (accruing daily at a rate equal to 12% per annum as of such amendment) and other accrued interest in kind starting on January 1, 2012 as an addition to the outstanding principal amount due, rather than paid in cash. SPY North America has elected to pay all interest accrued at or since January 1, 2012 in kind by adding such accrued interest to the outstanding principal amount that will be due at maturity.

On August 2, 2012 the Costa Brava Term Note was further amended to extend the maturity date from June 21, 2013 to be April 1, 2014.

In addition to the interest payments described above, the Costa Brava Term Note required that SPY North America pay 1% of the original principal amount on each of December 31, 2011 and December 31, 2012, and on the revised maturity date of April 1, 2014. During the term of the Costa Brava Term Note, Costa Brava may, at its discretion, convert up to $2,250,000 of the principal amount of the Costa Brava Term Note into shares of our common stock at a conversion price of $2.25 per share. The Costa Brava Term Note contains representations and warranties, and reporting and financial covenants that are customary for financings of this type, and has cross default provisions. SPY North America was in compliance with the covenants under the Costa Brava Term Note at June 30, 2012. The Costa Brava Term Note also requires that we obtain Costa Brava’s consent with respect to certain financing transactions. See also Note 11 “Related Party Transactions” to the Consolidated Financial Statements.

In June 2011, SPY North America and Costa Brava entered into a promissory note evidencing a $6.0 million line of credit commitment with Costa Brava (“Costa Brava Line of Credit”) which was subsequently increased in both June and August 2012. As of December 31, 2011, SPY North America had borrowed $6.0 million under the Costa Brava Line of Credit. Interest on the outstanding borrowings accrues daily at a rate equal to 12% per annum which became payable in kind starting on January 1, 2012. During the year ended December 31, 2011, the Costa Brava Line of Credit had required monthly and periodic interest payments through December 31, 2011. In December 2011, the Costa Brava Line of Credit was amended to (i) accelerate the maturity date from June 30, 2014 to June 21, 2013, and to (ii) allow SPY North America, at its discretion, to pay the monthly interest payments in kind starting on January 1, 2012 as an addition to the outstanding principal amount due, rather than paid in cash. SPY North America has elected to pay all interest accrued since January 1, 2012 in kind by adding accrued interest to the outstanding principal amount that will be due at maturity.

In addition, the Costa Brava Line of Credit requires that SPY North America pay a facility fee on each of June 21 of each year until and on the maturity date, calculated as the lesser of (i) 1% of the average daily outstanding principal amount owed under the Costa Brava Line of Credit for the 365 day period ending on such payment date or (ii) $60,000.

In June 2012, SPY North America and Costa Brava amended the Costa Brava Line of Credit. The primary changes to the Costa Brava Line of Credit were:

•	The principal amount of the Costa Brava Line of Credit was increased by $1.0 million, from $6.0 million to $7.0 million.

•

SPY North America became obligated to repay $1.0 million of the principal amount outstanding under the Costa Brava Line of Credit within five business days of a sale of equity by us (preferred stock, common stock, warrants to purchase common stock, or any combination thereof) with proceeds to us of at least $4.0 million prior to payment of any transaction expenses. Any amount so repaid was to reduce dollar-for-dollar Costa Brava’s commitment to make advances under the Costa Brava Line of Credit.

In August 2012, SPY North America and Costa Brava further amended the Costa Brava Line of Credit. The primary changes were:

•	The principal amount of the Costa Brava Line of Credit was increased by $3.0 million, from $7.0 million to $10.0 million.

•

SPY North America became obligated to repay up to $4.0 million of the principal amount outstanding under the Costa Brava Line of Credit, at the discretion of Costa Brava, within fifteen business days of the closing of a sale of equity by us (preferred stock, common stock, warrants to purchase common stock, or any combination thereof) with proceeds to us of at least $4.0 million prior to payment of any transaction expenses. Any amount so repaid will reduce dollar-for-dollar Costa Brava’s commitment to make advances to us under the Costa Brava Line of Credit.

•	The maturity date of June 21, 2013 was extended to become April 1, 2014.

The other material terms of the Costa Brava Line of Credit were not changed by the June 2012 or August 2012 amendments, including the ability of SPY North America, in its discretion, to pay the monthly interest payments on the amount outstanding under the Costa Brava Line of Credit in kind as an addition to the outstanding principal amount due, rather than in cash. SPY North America has borrowed $8.0 million of the $10.0 million under the Costa Brava Line of Credit as of August 10, 2012. All amounts owing thereunder are subordinated to the amounts owed by SPY North America under its loan and security agreement with BFI Business Finance pursuant to the terms of a debt subordination agreement between Costa Brava and BFI.

As of December 2010, SPY North America had borrowed a total of $7.0 million from Costa Brava under the Costa Brava Term Note which at that time was due December 31, 2012. On December 21, 2011, the Costa Brava Promissory Note was amended to (i) extend the maturity date from December 31, 2012 to June 21, 2013, and (ii) allow SPY North America, at its discretion to pay the monthly interest payments in kind starting on January 1, 2012 as an addition to the outstanding principal amount due, rather than paid in cash. SPY North America has elected to pay interest payments accrued at or since January 1, 2012 in kind by adding the accrued interest to outstanding principal which will be due at maturity. On August 2, 2012 the Costa Brava Promissory Note was further amended to extend the maturity date from June 21, 2013 to be April 1, 2014.

Future Capital Requirements and Resources

We incurred significant negative cash flow from operations, significant net losses and had significant working capital requirements during the three and six months ended June 30, 2012 and June 30, 2011, respectively, and during the year ended December 31, 2011. We anticipate that we will continue to have requirements for significant additional cash to finance our ongoing working capital requirements and net losses, which have included increased spending in marketing and sales activities deemed necessary to achieve our desired business growth.

In order to finance our net losses and working capital requirements, we have relied and anticipate that we will continue to rely on SPY North America’s credit line with BFI and our credit facilities with Costa Brava Partnership III, L.P. (“Costa Brava”), an entity that, as of June 30, 2012, owned approximately 48.6%, or 52.3% on an as converted basis, of our common stock. The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava.

In December 2011, BFI agreed to increase the borrowing availability with respect to SPY North America’s inventory, subject to certain limitations, and to lend against Canada-based accounts receivable not previously included in the eligible accounts receivable borrowing availability. However, the level of borrowing availability from BFI depends heavily on the level, aging and other criteria associated with the underlying accounts receivable (which, in turn, are heavily dependent on the level of SPY North America’s sales) and the level of eligible inventory to support SPY North America’s desired level of borrowing. BFI may, however, reduce SPY North America’s borrowing availability in certain circumstances, including, without limitation, if BFI determines in good faith that SPY North America’s creditworthiness has declined, the turnover of SPY North America’s inventory has changed materially, or the liquidation value of SPY North America’s inventory or receivables has decreased. Further the BFI loan agreement provides that BFI may declare SPY North America in default if SPY North America experiences a material adverse change in its business or financial condition or if BFI determines that SPY North America’s ability to perform under the BFI loan agreement or Costa Brava credit facilities are materially impaired. If we are unable to extend the maturity date of our credit facilities with Costa Brava prior to our due date, BFI could consider that to be a material adverse change.

As of June 30, 2012, we had borrowed the maximum principal amount ($14.0 million) that was available at that date, under our two credit facilities, as amended, with Costa Brava. In addition, approximately $1.1 million of the monthly interest payments due since January 1, 2012, which are permitted to be paid by adding them to the outstanding principal, have been added to the outstanding principal, resulting in a total combined amount due to Costa Brava under these facilities of $15.1 million as of June 30, 2012.

In August 2012, Costa Brava agreed to increase the maximum principal amount under the Costa Brava Line of Credit by $3.0 million (from $7.0 million to $10.0 million), thereby increasing the maximum principal amount from $14.0 million to $17.0 million (excluding the aforementioned unpaid interest permitted to be added to the principal balance), and also extended the due date of the Costa Brava credit facilities to be April 1, 2014, instead of June 21, 2013. In connection with these amendments, we agreed to repay up to $4.0 million of our indebtedness to Costa Brava under the Costa Brava Line of Credit, at the election of Costa Brava, if we complete an equity financing of $4.0 million or more. Any amount so repaid will reduce dollar-for-dollar Costa Brava’s commitment to make advances under the Costa Brava Line of Credit. On August 3, 2012, we borrowed an additional amount of $1.0 million under the increased Costa Brava Line of Credit.

We anticipate that we will need additional capital during the next twelve months to support our planned operations, and intend (i) to continue to borrow to the extent of available collateral and borrowing capacity on the existing line of credit from BFI, to increase the level of indebtedness due to Costa Brava by borrowing fully on our recently increased credit facilities through the deferral of interest payments which otherwise would have been payable to Costa Brava periodically, provided, in each case, that they remain available and on terms acceptable to us, and (ii) to raise additional capital through an equity financing. We believe that we will have sufficient cash on hand and cash available under existing credit facilities to enable us to meet our operating requirements for at least the next twelve months if we are able to achieve some or a combination of the following factors: (i) achieve desired net sales growth, (ii) improve our management of working capital, (iii) decrease our current and anticipated inventory to lower levels, (iv) reduce the currently anticipated sales and marketing expenditures, and (v) achieve and maintain the level of anticipated borrowing in the available portion of our BFI credit facilities to the extent of available collateral. Notwithstanding the foregoing, we intend to raise additional capital through an equity financing during the second half of 2012. To the extent we raise more than $4.0 million in an equity financing, at the election of Costa Brava, the Company must repay a portion of the Costa Brava Line of Credit, up to $4.0 million. Any amount so repaid will reduce dollar-for-dollar Costa Brava’s commitment to make advances under the Costa Brava Line of Credit.

We do not anticipate that we can generate sufficient revenue and profit to repay the amounts due under the BFI line of credit which is scheduled to renew in February 2013 or the $14.0 million aggregate borrowings from Costa Brava as of June 30, 2012 (plus $1.1 million of accrued interest thereon) in full when due in April 2014. Therefore, we will need to renew the BFI line of credit at our annual renewal in February 2013 again seek to extend the April 2014 maturity date of the Costa Brava indebtedness. If we are unable to renew the BFI line of credit and extend the maturity date of the Costa Brava indebtedness, we will need to raise further capital through debt and/or equity financing to continue our operations. No assurances can be given that any such financing will be available to us on favorable terms, if at all. The inability to obtain debt or equity financing in a timely manner and in amounts sufficient to fund our operations, or the ability to renew the BFI line of credit or to extend the maturity date of the Costa Brava indebtedness, if necessary, would have an immediate and substantial adverse impact on our business, financial condition or results of operations.

The level of our future capital requirements will depend on many factors, including our ability to accomplish some or a combination of the following: (i) to grow our net sales, (ii) to improve or maintain our gross margins, (iii) to improve our management of working capital, particularly accounts receivable and inventory, and (iv) to manage expected expenses and capital expenditures. The continued perception of uncertainty in the world’s economy may adversely impact our access to capital through our credit lines and other sources. The current economic environment could also cause lenders, vendors and other counterparties who provide credit to us to breach their obligations or otherwise reduce the level of credit granted to us, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under our credit arrangements.

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

Off-balance sheet arrangements

We did not enter into any off-balance sheet arrangements during the three and six months ended June 30, 2012 and 2011, nor did we have any off-balance sheet arrangements outstanding at June 30, 2012 and December 31, 2011.

Income Taxes

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, we have recorded a full valuation allowance for SPY North America and SPY Europe at June 30, 2012 and December 31, 2011.

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

Generally, we extend credit to our customers after performing credit evaluations and do not require collateral. Our payment terms generally range from net-30 to net-90, depending on the country or whether we sell directly to retailers or to a distributor. Our distributors are typically set up as prepay accounts; however, credit may be extended to certain distributors, usually upon receipt of a letter of credit. Generally, our sales agreements with our customers, including distributors, do not provide for any rights of return or price protection. However, we do approve returns on a case-by-case basis in our sole discretion. We record an allowance for estimated returns when revenue is recorded based on historical data and make adjustments when we consider it necessary. The allowance for returns is calculated using a three step process that includes: (1) calculating an average of actual returns as a percentage of sales over a rolling twelve month period; (2) estimating the average time period between a sale and the return of the product (13.0 and 12.3 months at June 30, 2012 for SPY North America and SPY Europe, respectively) and (3) estimating the value of the product returned. The reserve is calculated as the average return percentage times gross sales for the average return period less the estimated value of the product returned and adjustments are made as we consider necessary. The average return percentages at June 30, 2012, the range of the average return percentages over the past two years and the effect on the liability and net sales if the highest average percentage over the past years had been used at June 30, 2012 are shown below in our sensitivity analysis. Historically, actual returns have been within our expectations. If future returns are higher than our estimates, our earnings would be adversely affected.

	Sales Return Reserve Sensitivity Analysis
	(A)	(B)	(C)	(D)
	Average Returns % at June 30, 2012	Average Returns % Range during past two years	Increase (decrease) to the liability if highest average return rate in (B) were used	Increase (decrease) to net sales if highest average return rate in (B) were used
			(Thousands)	(Thousands)
SPY NA:
SPY®	5.6%	4.9% - 5.7%	$472	$(472)
O’Neill	1.5%	1.2% - 4.3%	40	(40)
Melodies by MJB	0.0%	0.0% - 24.3%	—	—
Margaritaville	4.1%	0.0% - 5.5%	$18	$(18)
SPY Europe:
SPY®	2.0%	0.9% - 8.1%	$184	$(184)

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

Share-based Compensation Expense

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which the employee is required to provide service in exchange for the award – the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments.

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

Disclosure Control and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2012, the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time frames specified by the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SPY Inc.

Date: August 13, 2012	By	/s/ Michael D. Angel
Michael D. Angel
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description of Document	Incorporation by Reference

3.1	Restated Certificate of Incorporation	Incorporated by reference to Form 10-Q filed November 16, 2009.

3.2	Third Amended and Restated Bylaws of SPY Inc., effective April 27, 2012	Incorporated by reference to Form 8-K filed April 27, 2012.

3.3	Certificate of Ownership and Merger dated February 6, 2012	Incorporated by reference to Form 8-K filed on February 10, 2012.

10.1	Second Amended and Restated $7.0 Million Promissory Note dated June 28, 2012 between Spy Optic Inc., a California corporation, and Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on July 2, 2012.

10.2	Third Amended and Restated $10.0 Million Promissory Note dated August 2, 2012 between Spy Optic Inc., a California corporation, and Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on August 8, 2012.

10.3	Second Amended and Restated $7.0 million Promissory Note dated August 2, 2012 between Spy Optic Inc., a California corporation, and Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on August 8, 2012.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS*	XBRL Instance Document	Furnished herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

#	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
*	Pursuant to Rule 406T of regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.