Form 10-Q
period 2012-09-30
Spy Inc.
filed 2012-11-14
CIK 932372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 2, 2012, there were 13,093,374 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

SPY INC. AND SUBSIDIARIES

FORM 10-Q

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. All statements in this report, other than those that are purely historical, are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Forward-looking statements in this report include, without limitation, statements regarding:

•	our ability to increase sales levels;

•	our ability to manage expense levels;

•	competition and the factors we believe provide us a competitive advantage;

•	the importance of our ability to develop and produce new and/or innovative products;

•	product line extensions and new product lines;

•	the importance and effectiveness of marketing our products;

•	the effect of seasonality on our business;

•	the sufficiency of our existing sources of liquidity and anticipated cash flows to fund our operations, capital expenditures and other working capital requirements for the next 12 months;

•

the circumstances under which we may seek additional financing and our ability to obtain any such financing, including our ability to raise additional capital from debt or equity financings to fund working capital and other cash requirements;

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

Spy Optic® and Spy® are the registered trademarks of SPY Inc. and its subsidiaries. O’Neill®, Margaritaville®, Melodies by MJB® and other brands, names and trademarks contained in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SPY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands, except number of shares and per share amounts)

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets
Cash	$953	$727
Accounts receivable, net	6,125	4,859
Inventories, net	7,636	6,190
Prepaid expenses and other current assets	526	420

Total current assets	15,240	12,196
Property and equipment, net	510	730
Intangible assets, net of accumulated amortization of $718 and $688 at September 30, 2012 and December 31, 2011, respectively	105	65
Other long-term assets	76	50

Total assets	$15,931	$13,041

Liabilities and Stockholders’ Deficit
Current liabilities
Lines of credit	$4,577	$2,484
Current portion of capital leases	56	65
Current portion of notes payable	15	500
Accounts payable	2,616	1,583
Accrued expenses and other liabilities	3,807	2,679
Income taxes payable	—	8

Total current liabilities	11,071	7,319
Capital leases, noncurrent	111	150
Secured notes payable, noncurrent	36	47
Subordinated stockholder long-term debt, noncurrent	17,530	13,000

Total liabilities	28,748	20,516
Stockholders’ deficit
Preferred stock: par value $0.0001; 5,000,000 authorized; none issued	—	—
Common stock: par value $0.0001; 100,000,000 shares authorized; 13,072,774 and 12,955,438 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1	1
Additional paid-in capital	44,183	43,492
Accumulated other comprehensive income	460	471
Accumulated deficit	(57,461)	(51,439)

Total stockholders’ deficit	(12,817)	(7,475)

Total liabilities and stockholders’ deficit	$15,931	$13,041

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net sales	$9,886	9,186	$27,497	$24,875
Cost of sales	5,583	5,941	14,644	13,334

Gross profit	4,303	3,245	12,853	11,541
Operating expenses:
Sales and marketing	3,838	3,421	11,262	8,863
General and administrative	1,351	1,972	5,075	6,247
Shipping and warehousing	224	164	607	454
Research and development	112	130	364	445
Other operating expense	—	—	—	1,952

Total operating expenses	5,525	5,687	17,308	17,961

Loss from operations	(1,222)	(2,442)	(4,455)	(6,420)
Other income (expense):
Interest expense	(637)	(413)	(1,676)	(964)
Foreign currency transaction gain (loss)	42	(81)	80	(68)
Other (expense) income	33	(27)	29	(26)

Total other expense	(562)	(521)	(1,567)	(1,058)

Loss before provision for income taxes	(1,784)	(2,963)	(6,022)	(7,478)
Income tax provision	—	21	—	27

Net loss	$(1,784)	$(2,984)	$(6,022)	$(7,505)

Net loss per share of Common Stock
Basic	$(0.14)	$(0.23)	$(0.46)	$(0.59)

Diluted	$(0.14)	$(0.23)	$(0.46)	$(0.59)

Shares used in computing net loss per share of Common Stock
Basic	13,066	12,888	13,037	12,675

Diluted	13,066	12,888	13,037	12,675

Other comprehensive income (loss)
Foreign currency translation adjustment	(125)	313	34	(113)
Unrealized gain on foreign currency exposure of net investment in foreign operations	141	(396)	(45)	100

Total other comprehensive income (loss)	16	(83)	(11)	(13)

Comprehensive loss	$(1,768)	$(3,067)	$(6,033)	$(7,518)

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
Operating Activities
Net loss	$(6,022)	$(7,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	382	419
Paid-in-kind interest	1,290	—
Share-based compensation	543	874
Provision for doubtful accounts	87	(2)
Impairment of property and equipment	7	105
Other operating expense	—	1,952
Foreign currency transaction (gain)	(12)	(72)
Amortization of debt discount	15	14
Change in operating assets and liabilities:
Accounts receivable, net	(1,353)	(1,114)
Inventories, net	(1,446)	1,009
Prepaid expenses and other current assets	(100)	113
Other assets	(26)	(2)
Accounts payable	1,034	598
Accrued expenses and other liabilities	1,482	(1,049)
Income taxes payable/receivable	(15)	—

Net cash used in operating activities	(4,134)	(4,660)
Investing Activities
Purchases of property and equipment	(143)	(178)
Purchases of intangibles	(71)	—
Proceeds from sale of property and equipment	4	9

Net cash used in investing activities	(210)	(169)
Financing Activities
Line of credit borrowings, net	2,094	261
Principal payments on secured notes payable	(503)	(10)
Proceeds from issuance of notes payable to Harlingwood	1,000	—
Proceeds from issuance of notes payable to Costa Brava	2,000	3,500
Principal payments on capital leases	(48)	(29)
Proceeds from exercise of stock options	26	216
Proceeds from sale of common stock, net of issuance costs of $44 at September 30, 2011	—	1,131

Net cash provided by financing activities	4,569	5,069
Effect of exchange rate changes on cash	1	(5)

Net increase in cash	226	235
Cash at beginning of period	727	263

Cash at end of period	$953	$498

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$379	$1,193
Income taxes	$22	$2
Summary of non-cash financing and investing activities:
Accrued board of directors fees paid in fully vested non-restricted stock awards	$122	$—
Accrued paid-in kind interest reclassified into notes payable	$233	$—
Acquisition of property and equipment through capital leases	$—	$164

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of operations for the year ending December 31, 2012. The consolidated financial statements contained in this Form 10-Q should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Capital Requirements and Resources

The Company incurred significant negative cash flow from operations, significant operating and net losses and had significant working capital requirements during the three and nine months ended September 30, 2012 and 2011, respectively, and during the year ended December 31, 2011. The Company anticipates that it will continue to have requirements for significant additional cash to finance its ongoing working capital requirements and net losses.

As more fully discussed below in “Recent Financing Transactions”, and Note 7, Short-term Debt and Note 8, Long-term Debt to the consolidated financial statements, in order to finance its net losses and working capital requirements, the Company has relied and anticipates that it will continue to rely on SPY North America’s credit line with BFI Business Finance (“BFI”) and its credit facilities with Costa Brava Partnership III, L.P. (“Costa Brava”), an entity that, as of September 30, 2012, owned approximately 48.5%, or 49.8% on an as converted basis, of the Company’s common stock. The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava. In addition, SPY North America has relied on debt and equity financing from Harlingwood (Alpha), LLC (“Harlingwood”), an entity that, as of September 20, 2012, owned approximately 5.5%, or 9.7% on an as converted basis, of the Company’s common stock. Mr. Fir Geenen, a member of the SPY Inc. Board of Directors, is the manager of a limited liability company that is the manager of Harlingwood.

The level of borrowing availability from BFI depends heavily on the level, aging and other criteria associated with the underlying accounts receivable (which, in turn, are heavily dependent on the level of SPY North America’s sales) and the level of eligible inventory to support SPY North America’s desired level of borrowing. BFI may, however, reduce SPY North America’s borrowing availability in certain circumstances, including, without limitation, if BFI determines in good faith that SPY North America’s creditworthiness has declined, the turnover of SPY North America’s inventory has changed materially, or the liquidation value of SPY North America’s inventory or receivables has decreased. Further the BFI loan agreement provides that BFI may declare SPY North America in default if SPY North America experiences a material adverse change in its business or financial condition or if BFI determines that SPY North America’s ability to perform under the BFI loan agreement or Costa Brava or Harlingwood credit facilities are materially impaired. If the Company is unable to extend the maturity date of its credit facilities with Costa Brava or Harlingwood prior to the due date, BFI could consider that to be a material adverse change.

As of September 30, 2012, SPY North America had borrowed $15.0 million out of the $17.0 million maximum principal amount that was available at that date under its two credit facilities, as amended, with Costa Brava. In addition, approximately $1.5 million of the interest payments due subsequent to January 1, 2012, (which at the time were permitted to be paid and subsequently became required to be paid by adding the interest payments to the outstanding principal, and which is sometimes referred to in this Form 10-Q as “Accrued PIK Interest” with respect to the Costa Brava debt), resulting in a total combined amount due to Costa Brava under both the Costa Brava facilities of $16.5 million as of September 30, 2012. As of September 30, 2012, the Company had a total of $22.3 million in debt outstanding under all lines of credit, capital leases and notes payable.

In connection with the August 2012 amendment of the Costa Brava Line of Credit as further amended in September 2012, SPY North America agreed to repay up to $4.0 million of its indebtedness to Costa Brava under the Costa Brava Line of Credit, at the election of Costa Brava, if the Company completes an equity financing or certain debt financings aggregating $4.0 million or more by December 31, 2012. Any amount so repaid will reduce dollar-for-dollar Costa Brava’s commitment to make advances under the Costa Brava Line of Credit. The Company borrowed $1.0 million from Harlingwood in September 2012, which also has the effect of reducing by $1.0 million the $4.0 million needed to trigger the requirement for SPY North America to repay amounts due under the Costa Brava Line of Credit at the election of Costa Brava. On August 3, 2012, SPY North America borrowed an additional $1.0 million under the increased Costa Brava Line of Credit and on October 26, 2012 borrowed an additional $0.5 million.

The Company anticipates that it will need additional capital during the next twelve months to support its planned operations, and intends (i) to continue to borrow to the extent of available collateral and borrowing capacity on the existing line of credit from BFI, to increase the level of outstanding principal due to Costa Brava by borrowing fully on its recently increased remaining credit facilities including through the ongoing deferral of interest payments which otherwise would have been payable to Costa Brava periodically, provided, in each case, that they remain available and on terms acceptable to the Company, and (ii) to raise additional capital through debt or equity financings. The Company believes that it will have sufficient cash on hand and cash available under existing credit facilities to enable the Company to meet its operating requirements for at least the next twelve months if the Company is able to achieve some or a combination of the following factors: (i) achieve its desired net sales growth, (ii) improve its management of working capital, (iii) decrease its current and anticipated future seasonal inventory needs to lower levels, (iv) reduce the level of its sales, marketing and other operating expenditures, and (v) achieve and maintain the level of anticipated borrowing in the available portion of its BFI credit facilities to the extent of available collateral. Notwithstanding the foregoing, the Company intends to raise additional capital through a convertible debt financing during the remainder of 2012. To the extent the Company raises more than $4.0 million in a debt or equity financing (including the $1.0 million borrowed from Harlingwood in September 2012), at Costa Brava’s election, the Company must repay a portion of the Costa Brava Line of Credit up to $4.0 million. Any amount so repaid would reduce dollar-for-dollar Costa Brava’s commitment to make advances under the Costa Brava Line of Credit.

The Company does not anticipate that it can generate sufficient revenue and profit to repay the amounts due under the BFI line of credit which is scheduled to renew in February 2013, and the borrowings from Costa Brava and Harlingwood when due in April 2014, consisting of (i) $15.0 million aggregate original principal borrowings from Costa Brava or the $1.0 million in borrowings from Harlingwood as of September 30, 2012, (ii) an additional amount of $1.5 million of unpaid interest to Costa Brava which had been added to principal as of September 30, 2012, and (iii) the additional interest to Costa Brava and Harlingwood that will be added to principal when due. Therefore, the Company will need to renew the BFI line of credit at its annual renewal in February 2013 and obtain permission to extend the April 2014 maturity date of the Costa Brava and Harlingwood indebtedness. If the Company is unable to renew the BFI line of credit and extend the maturity date of the Costa Brava and Harlingwood indebtedness, it will need to raise additional capital through debt or equity financing to continue its operations. No assurances can be given that any such financing will be available to the Company on favorable terms, if at all. The inability to obtain debt or equity financing in a timely manner and in amounts sufficient to fund the Company’s operations, or the inability to renew the BFI line of credit or to extend the maturity date of the Costa Brava and Harlingwood indebtedness, if necessary, would have an immediate and substantial adverse impact on the Company’s business, financial condition or results of operations.

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

The Company’s access to additional financing will depend on a variety of factors (many of which the Company has little or no control over) such as market conditions, the general availability of credit, the overall availability of credit to its industry, its credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of its long-term or short-term financial prospects. If future capital is not available or is not available on acceptable terms, the Company may not be able to fund its planned operations if the Company were to require such capital, which could have an adverse effect on its business.

Recent Financing Transactions

During 2010, the Company borrowed $7.0 million in a subordinated convertible debt financing from the Company’s largest stockholder, Costa Brava, and entered into capital leases for certain long-term asset purchases.

In February 2011, the Company raised $1.2 million from the sale of shares of common stock to Harlingwood.

In June 2011, the Company entered into a $6.0 million subordinated line of credit debt financing with Costa Brava and had borrowed $6.0 million under that line of credit as of December 31, 2011.

In December 2011, and as subsequently amended, the Company expanded its borrowing capabilities with Costa Brava by receiving the right to pay interest in kind by adding it to the outstanding principal balances until maturity rather than pay in cash. Also in December 2011, the Company expanded its borrowing capabilities within the Company’s $7.0 million borrowing limit with BFI by increasing the amount that the Company can borrow against inventory and by including Canadian accounts receivable as potential borrowing collateral.

In June 2012, the Company increased its line of credit with Costa Brava to $7.0 million and further increased it to $10.0 million in August 2012. In September 2012, the Company borrowed $1.0 million of subordinated convertible debt from Harlingwood.

In August 2012, the Costa Brava Line of Credit was amended to require the Company to repay up to $4.0 million of its indebtedness to Costa Brava under the Costa Brava Line of Credit, at the election of Costa Brava, if the Company completes an equity financing or certain debt financings aggregating $4.0 million or more by December 31, 2012. Any amount so repaid will reduce dollar-for-dollar Costa Brava’s commitment to make advances under the Costa Brava Line of Credit.

In September, 2012, the Company borrowed $1.0 million in a convertible debt financing from Harlingwood, which also had the effect of reducing by $1.0 million the $4.0 million needed to trigger the requirement for SPY North America to repay up to $4.0 million due under the Costa Brava Line of Credit at the election of Costa Brava. In September 2012, the Costa Brava Term Note was further amended to eliminate the Company’s ability to elect to make any interest payments in cash prior to the April 1, 2014 due date.

The total outstanding borrowings under credit facilities with Costa Brava at September 30, 2012 and December 31, 2011 was $16.5 million and $13.0 million, respectively. The $16.5 million balance includes $1.5 million of interest that has been added to outstanding principal and will be due at maturity. The total outstanding borrowings due to Harlingwood at September 30, 2012 and December 31, 2011 was $1.0 million and zero, respectively. The Costa Brava Term Loan, Costa Brava Line of Credit and Harlingwood Note are all pari passu with one another with respect to rights and preferences.

As of September 30, 2012, we had a total of $22.3 million in debt outstanding under all lines of credit, capital leases and notes payable.

The material terms of the each of the foregoing debt instruments is summarized in Note 7, Short-term Debt and Note 8, Long-term Debt.

Restructuring

In August 2012, the Company announced a course of actions intended to reduce the level of its expenses to lower its breakeven point on an operating basis. These actions include (i) reducing the number of the Company’s employees, substantially all of which will occur during the second half of 2012, (ii) changing the direct portion of its European business into a distribution model and (iii) reducing spending for the Company’s marketing programs. As a result, the Company has reduced staff in North America and Europe by approximately 20 employees. In connection with the restructuring, the Company recorded a one-time charge of approximately $0.7 million in the third quarter of 2012 for severance, contract terminations, and other costs related to these reductions in force and change to the European distribution model. As of September 30, 2012, the Company does not believe that any future changes to these estimates would have a material impact on the Company’s financial position, results of operations or cash flows. (See Note 13, “Restructuring”).

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

3. Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income or loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options and warrants, using the treasury stock method. The following table lists the potentially dilutive equity instruments, each convertible into one share of common stock, used in the calculation of diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Thousands)		(Thousands)
Weighted average common shares outstanding – basic	13,066	12,888	13,037	12,675
Assumed conversion of dilutive stock options, warrants and convertible debt	—	—	—	—

Weighted average common shares outstanding – dilutive	13,066	12,888	13,037	12,675

The following potentially dilutive instruments were not included in the diluted per share calculation for the periods presented as their inclusion would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
Shares Issuable through Exercise or Conversion of:	2012	2011	2012	2011
	(Thousands)		(Thousands)
Stock options	2,864	2,055	2,864	2,055
Warrants	244	244	244	244
Convertible debt	1,720	1,000	1,720	1,000

Total	4,828	3,299	4,828	3,299

4. Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive loss.

The components of accumulated other comprehensive income, net of tax, are as follows:

	September 30, 2012	December 31, 2011
	(Thousands)
Equity adjustment from foreign currency translation	$658	$624
Unrealized gain on foreign currency exposure of net investment in foreign operations	(198)	(153)

Accumulated other comprehensive income	$460	$471

5. Accounts Receivable

Accounts receivable consisted of the following:

	September 30, 2012	December 31, 2011
	(Thousands)
Trade receivables	$8,116	$6,512
Less allowance for doubtful accounts	(298)	(313)
Less allowance for returns	(1,693)	(1,340)

Accounts receivable, net	$6,125	$4,859

6. Inventories

Inventories consisted of the following:

	September 30, 2012	December 31, 2011
	(Thousands)
Raw materials	$20	$15
Finished goods	7,616	6,175

Inventories, net	$7,636	$6,190

The Company’s inventory balances are net of an allowance for excess and obsolete inventories of approximately $1.0 million and $1.3 million at September 30, 2012 and December 31, 2011, respectively.

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

On December 21, 2011, BFI increased SPY North America’s borrowing capability within the $7.0 million limit by (a) increasing the amount which SPY North America is able to borrow against its inventory to a range of $1.5 million to $2.0 million depending on seasonality, from the previous range of $0.5 million to $0.75 million, subject to limitations and sublimits on the level of inventory borrowing of (i) 35% of eligible inventory and (ii) 50% of eligible accounts receivable, and (b) agreeing to finance up to 80% of eligible Canada accounts receivable subject to limitations, whereas SPY North America was not previously able to borrow against any Canada accounts receivable.

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

The BFI loan agreement imposes certain covenants on SPY North America, including, but not limited to, covenants requiring SPY North America to provide certain periodic reports to BFI, to inform BFI of certain changes in the business, to refrain from incurring additional debt in excess of $100,000 and to refrain from paying dividends. The BFI loan agreement also has cross default provisions. Further, the BFI loan agreement provides that BFI may declare SPY North America in default if SPY North America experiences a material adverse change in its business or financial condition or in its ability to perform the obligations owed under the BFI loan agreement. BFI’s prior consent, which shall not be unreasonably withheld, is required in the event that SPY North America seeks additional debt financing, including debt financing subordinate to BFI. SPY North America has also established bank accounts in BFI’s name in the United States and Canada into which collections on accounts receivable and other collateral are deposited (the “Collateral Accounts”). Pursuant to the deposit control account agreements between SPY North America and BFI with respect to the Collateral Accounts, BFI is entitled to sweep all amounts deposited into the Collateral Accounts and apply the funds to outstanding obligations under the Loan Agreement; provided that BFI is required to distribute to SPY North America any amounts remaining after payment of all amounts due under the BFI loan agreement. SPY North America was in compliance with the covenants under the BFI loan agreement at September 30, 2012.

At September 30, 2012 and December 31, 2011, there were outstanding borrowings of approximately $4.6 million and $2.5 million, respectively, under the BFI line of credit. At September 30, 2012, the remaining unused availability under this line was $0.5 million and the interest rate was 5.75%.

At September 30, 2012 and December 31, 2011, approximately $2.8 million and $1.7 million, respectively, of the outstanding borrowings were attributable to accounts receivable. At September 30, 2012 and December 31, 2011, approximately $4.5 million and $2.8 million, respectively, of related accounts receivable were collateralized in connection with the outstanding borrowings.

At September 30, 2012 and December 31, 2011, approximately $1.8 million and $0.8 million, respectively, of the outstanding borrowings were attributable to inventory. At September 30, 2012 and December 31, 2011, approximately $5.4 million and $4.8 million, respectively, of related inventory were collateralized in connection with the outstanding borrowings.

Line of Credit – Banca Popolare di Bergamo

As of September 30, 2012, SPY Europe has one line of credit with Banca Popolare di Bergamo in Italy for a maximum of €100,000 subject to eligible accounts receivable. The line of credit is 35% guaranteed by Eurofidi, a government-sponsored third party that guarantees debt, and expires on September 30, 2013. The line of credit balance at September 30, 2012 was zero and availability under this line of credit was €100,000 (approximately US$128,000) and bears interest at 3.3%.

As of December 31, 2011, SPY Europe had two lines of credit with Banca Popolare di Bergamo for an aggregate maximum of €160,000 (approximately US$200,000) bearing interest at 5.0%. The aggregate outstanding balance under this line of credit balance was zero at December 31, 2011.

Other

In July 2011, the Company entered into an Amended and Restated License Agreement with Rose Colored Glasses LLC, the licensor of Melodies by MJB®, in connection with a settlement agreement. Pursuant to this settlement agreement, the Company paid Rose Colored Glasses LLC $1,000,000 in cash in July 2011 and issued a promissory note in the principal amount of $500,000, which did not bear interest and became payable on March 31, 2012, on which date the Company paid the principal amount of $500,000 to Rose Colored Glasses LLC. See also Note 14 “Other Operating Expense” to the Consolidated Financial Statements.

8. Long-term Debt

Costa Brava Term Note

As of December 2010, SPY North America had borrowed a total of $7.0 million principal from Costa Brava under a promissory note (“Costa Brava Term Note”) which at that time was due December 31, 2012. The Costa Brava Term Note was subordinated to the BFI loan agreement with BFI pursuant to the terms of a debt subordination agreement between Costa Brava and BFI. The Costa Brava Term Note at that time required monthly and periodic interest payments.

In December 2011, the Costa Brava Term Note was amended to (i) extend the maturity date from December 31, 2012 to June 21, 2013, and (ii) allow SPY North America, at its discretion, to pay monthly interest payments and other accrued interest (accruing daily at a rate equal to 12% per annum as of such amendment) in kind starting on January 1, 2012 as an addition to the outstanding principal amount due, rather than in cash. SPY North America had elected to pay all interest accrued at or since January 1, 2012 in kind by adding such accrued interest to the outstanding principal amount that will be due at maturity. This Costa Brava Term Note amendment was accounted for as a modification of debt, in accordance with authoritative guidance.

On September 6, 2012, the Costa Brava Term Note was further amended to eliminate payment of any interest in cash prior to the April 1, 2014 due date.

In addition to the interest payments described above, the Costa Brava Term Note, as amended, requires that SPY North America pay 1% of the outstanding principal amount in cash (without giving effect to the Accrued PIK Interest) on each December 31st and on the revised maturity date of April 1, 2014. During the term of the Costa Brava Term Note, Costa Brava may, at its discretion, convert up to $2,250,000 of the principal amount (excluding the accrued PIK Interest) of the Costa Brava Term Note into shares of the Company’s common stock at a conversion price of $2.25 per share. The Costa Brava Term Note contains representations and warranties, and reporting and financial covenants that are customary for financings of this type, and has cross default provisions. SPY

North America was in compliance with the covenants under the Costa Brava Term Note at September 30, 2012. The Costa Brava Term Note also requires that the Company obtain Costa Brava’s consent with respect to certain financing transactions. See also Note 11 “Related Party Transactions” to the Consolidated Financial Statements.

On August 2, 2012, the Costa Brava Term Note was further amended to extend the maturity date from June 21, 2013 to April 1, 2014.

On September 6, 2012, the Costa Brava Term Note was further amended to eliminate our ability to elect to make any interest payments in cash prior to the April 1, 2014 due date.

Costa Brava Line of Credit

In June 2011, SPY North America and Costa Brava entered into an additional promissory note evidencing a $6.0 million line of credit commitment with Costa Brava (“Costa Brava Line of Credit”), which was subsequently increased in both June 2012 and August 2012. Interest on the outstanding borrowings accrues daily at a rate equal to 12% per annum which became payable in kind starting on January 1, 2012. During the year ended December 31, 2011, the Costa Brava Line of Credit had required monthly interest payments through December 31, 2011. On December 21, 2011, the Costa Brava Line of Credit was amended to (i) accelerate the maturity date from June 30, 2014 to June 21, 2013, and to (ii) allow SPY North America, at its discretion, to pay the monthly interest payments in kind starting on January 1, 2012 as an addition to the outstanding principal amount due, rather than pay in cash. SPY North America had elected to pay all interest accrued since January 1, 2012 in kind by adding such accrued interest to the outstanding principal amount that will be due at maturity. This Costa Brava Line of Credit amendment was accounted for as a modification of debt, in accordance with authoritative guidance.

In June 2012, SPY North America and Costa Brava amended the Costa Brava Line of Credit. The June 2012 Costa Brava Line of Credit amendment was accounted for as a modification of debt, in accordance with authoritative guidance. The primary changes to the Costa Brava Line of Credit were:

•	The original principal amount of the Costa Brava Line of Credit was increased by $1.0 million, from $6.0 million to $7.0 million.

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

In August 2012, SPY North America and Costa Brava further amended the Costa Brava Line of Credit. The August 2012 Costa Brava Line of Credit amendment was accounted for as a modification of debt, in accordance with authoritative guidance. The primary changes to the Costa Brava Line of Credit were:

•	The original principal amount of the Costa Brava Line of Credit was increased by $3.0 million, from $7.0 million to $10.0 million.

•

SPY North America became obligated to repay $4.0 million of the principal amount outstanding under the Costa Brava Line of Credit, at the election of Costa Brava, within fifteen business days of the sale of equity by the Company (preferred stock, common stock, warrants to purchase common stock, or any combination thereof) with proceeds to the Company of at least $4.0 million prior to payment of any transaction expenses. Any amount so repaid will reduce dollar-for-dollar Costa Brava’s commitment to make advances under the Costa Brava Line of Credit (collectively “Repayment Obligation”).

•	The maturity date of June 21, 2013 was extended to become April 1, 2014.

In September 2012, SPY North America and Costa Brava further amended the Costa Brava Line of Credit. This Costa Brava Line of Credit amendment was accounted for as a modification of debt, in accordance with authoritative guidance. The primary changes to the Costa Brava Line of Credit as previously amended were:

•

The Repayment Obligation option was amended to expand the allowable equity financing transactions to additionally include certain debt financing, and specifically included the September 2012 Harlingwood Note as summarized below such that the September 2012 Harlingwood Note reduced by $1.0 million the $4.0 million needed to trigger the requirement for SPY North America to repay amounts due under the Costa Brava Line of Credit at the election of Costa Brava.

•	The Repayment Obligation was amended to end on December 31, 2012.

•

The ability of SPY North America in the previous amendments to, at its discretion, pay the monthly interest payments on the amount outstanding under the Costa Brava Line of Credit in kind as an addition to the outstanding principal amount due, rather than in cash, was amended to preclude the Company’s ability to elect to make any interest payments in cash prior to the April 1, 2014 due date.

The other material terms of the Costa Brava Line of Credit were not changed by the June 2012, August 2012 or September 2012 amendments. In addition, the Costa Brava Line of Credit, as amended, requires that SPY North America pay a facility fee on June 21 of each year through and including the maturity date, calculated as the lesser of (i) 1% of the average daily outstanding principal amount owed under the note for the 365 day period ending on such payment date or (ii) $100,000.

SPY North America had borrowed a total of $8.0 million of the $10.0 million that was available under the Costa Brava Line of Credit as of September 30, 2012 (which excludes the Accrued PIK Interest), and all amounts owing thereunder are subordinated to the amounts owed by SPY North America under its loan and security agreement with BFI Business Finance pursuant to the terms of a debt subordination agreement between Costa Brava and BFI. The Costa Brava Line of Credit contains customary representations and warranties and reporting and financial covenants that are customary for financings of this type, and cross default provisions. SPY North America was in compliance with the covenants under the Costa Brava Line of Credit at September 30, 2012. This promissory note also requires that the Company obtain Costa Brava’s consent with respect to certain financing transactions. See also Note 11 “Related Party Transactions” to the Consolidated Financial Statements.

Costa Brava Loans

The total outstanding borrowings under credit facilities entered into with Costa Brava at September 30, 2012 and December 31, 2011 was $16.5 million and $13.0 million, respectively. The $16.5 million balance includes $1.5 million of interest that has been added to outstanding principal and will be due at maturity, $1.3 million of which is attributable to interest expense accrued during the nine months ended September 30, 2012 and $0.2 million of which was attributable to interest expense accrued in prior periods. The Costa Brava Term Loan and Costa Brava Line of Credit are pari passu with respect to the rights and preferences of the Harlingwood Note, which is described below.

Harlingwood Convertible Debt

In September 2012, the Company entered into a convertible note purchase agreement with Harlingwood pursuant to which the Company issued a promissory note to Harlingwood in the principal amount of $1.0 million (the “Harlingwood Note”). The Harlingwood Note accrues interest at the rate of 12% per annum, which is required to be paid in kind as an addition to the outstanding principal amount due under the Harlingwood Note on the last day of each calendar month in arrears and may not be paid in cash until the maturity date, which is April 1, 2014 (which is sometimes referred to in this Form 10-Q as “Accrued PIK Interest” with respect to the Harlingwood Note). The principal amount due under the Harlingwood Note (including Accrued PIK Interest) is convertible into common stock of the Company at $1.40 per share of common stock, subject to adjustment for stock splits or stock dividends. The Company paid an initial facility fee to Harlingwood of $10,000 in September 2012 and future facility fees are due on each anniversary of the Harlingwood Note until the Harlingwood Note matures equal to the lesser of $10,000 or 1% of the average daily outstanding principal amount due under the Harlingwood Note (without giving effect to the Accrued PIK Interest). The Harlingwood Note is pari passu with respect to the rights and preferences of the Costa Brava Term Loan and Costa Brava Line of Credit. Harlingwood beneficially owns approximately 5.5%, or 9.7% on an as converted basis, of the Company’s common stock as of September 30, 2012. Mr. Fir Geenen, a member of the Company’s board of directors, is the manager of a limited liability company that is the manager of Harlingwood.

Notes payable at September 30, 2012 consist of the following:

(Thousands)
Costa Brava Term Loan (subordinated convertible debt)	$7,909
Costa Brava Line of Credit (subordinated debt)	8,613
Harlingwood Note (subordinated convertible debt)	1,008
Secured note payable for vehicle purchases, 4.69% interest rate with monthly payments of $1,400 due through December 2015, secured by vehicles	51
Less current portion	(15)

Notes payable, less current portion	$17,566

The Costa Brava Term Note includes the $2,250,000 of principal that they may convert at their discretion, of the principal amount (excluding unpaid interest which has been added to principal) of the Costa Brava Term Note into shares of the Company’s common stock at a conversion price of $2.25 per share.

The Note payable amounts above for the Costa Brava Term Loan, Costa Brava Line of Credit and Harlingwood Note include interest paid in kind that has been added to the principal balance.

9. Fair Value of Financial Instruments

In April 2009, the Company adopted FASB’s authoritative guidance on interim disclosures about the fair value of financial instruments, which requires disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The Company’s financial instruments include cash, accounts receivable and payable, short-term borrowings, accrued liabilities, other short-term liabilities, capital leases, notes payable and related party debt. The carrying amount of these instruments approximates fair value because of their short-term nature. The carrying value of the Company’s long-term debt, including the current portion approximates fair value as of September 30, 2012.

10. Share-Based Compensation

Stock Option Activity

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(Thousands)
Options outstanding at December 31, 2011	2,439,967	$1.97
Granted	780,000	$1.57
Exercised	(28,200)	$0.91
Expired	(95,133)	$3.04
Forfeited	(232,501)	$1.70

Options outstanding at September 30, 2012	2,864,133	$1.86	7.8	220

Options exercisable at September 30, 2012	1,398,290	$2.12	6.4	220

Intrinsic value is defined as the difference between the relevant current market value of the common stock and the grant price for options with exercise prices less than the market values on such dates. During the three and nine months ended September 30, 2012, the Company received cash proceeds from the exercise of stock options of $0 and approximately $26,000, respectively. During the three and nine months ended September 30, 2011, the Company received cash proceeds from the exercise of stock options of approximately $79,000 and $216,000, respectively.

The intrinsic value of stock options exercised was $0 and approximately $12,000 during the three and nine months ended September 30, 2012, respectively.

During the three and nine months ended September 30, 2012, the Company accelerated the vesting of 117,500 options in connection with the Company’s reduction in personnel announced in August 2012. The accelerated expense, which resulted from vesting 50% of unvested stock options of a former officer of the Company and resulted in approximately $74,000 of stock compensation expense recorded during the three and nine months ended September 30, 2012. During the nine months ended September 30, 2011, the Company modified 430,444 options by extending the period to exercise in connection with the Company’s restructuring of management in April 2011. The modification which resulted in an extension of the term that the Company’s previous management was allowed to exercise stock options, resulted in $31,552 of incremental stock compensation expense recorded during the nine months ended September 30, 2011. In addition, the Company accelerated the vesting of certain stock options which resulted in stock compensation expense in the nine month period ending September 30, 2011 of $74,000.

The weighted-average estimated fair value of employee stock options granted during the three months ended September 30, 2012 and 2011 was $0.79 and $0, respectively. The weighted-average estimated fair value of employee stock options granted during the nine months ended September 30, 2012 and 2011 was $0.98 and $1.16, respectively.

Restricted Stock Award Activity

The Company periodically issues restricted stock awards to certain directors and key employees subject to certain vesting requirements based on future service. Fair value is calculated using the Black-Scholes option-pricing valuation model (single option approach). There was no restricted stock award activity during the three and nine months ended September 30, 2012. However, the Company awarded and issued 74,136 fully vested non-restricted shares at a $1.58 weighted-average grant date fair value during the nine months ended September 30, 2012. These shares were issued to certain members of the Company’s board of directors in lieu of cash payment for quarterly board fees. The expense related to these shares was approximately $26,000 and $52,000 during the three and nine months ended September 30, 2012 and was recorded in general and administrative expense.

The Company recognized the following share-based compensation expense during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Thousands)		(Thousands)
Stock options
General and administrative expense	$40	$49	$280	$242
Cost of sales	3	26	10	41
Selling and marketing	156	90	239	176
Shipping and warehouse	1	6	3	8
Research and development	5	5	11	8
Restricted stock
General and administrative expense	—	—	—	39
Warrant
General and administrative expense	—	22	—	360

Total	205	198	543	874
Income tax benefit	(69)	(67)	(185)	(297)

Stock-based compensation expense, net of taxes	$136	$131	358	$577

Total unrecognized share-based compensation expense for outstanding stock option awards at September 30, 2012 is approximately $0.9 million, which will be recognized over a weighted average remaining life of 2.0 years.

11. Related Party Transactions

Promissory Notes with Shareholder, Costa Brava Partnership III, L.P.

See Note 8 “Long-term Debt” to the Consolidated Financial Statements regarding promissory notes held by Costa Brava, an entity that owned at September 30, 2012 approximately 48.5%, or 49.8% on an as converted basis, of the Company’s common stock. The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava.

The total outstanding borrowings under all promissory notes the Company has entered into with Costa Brava at September 30, 2012 and December 31, 2011 was $16.5 million (including $1.5 million Accrued PIK Interest) and $13.0 million, respectively.

Convertible Note with Shareholder, Harlingwood

See Note 8, “Long-term Debt” to the Consolidated Financial Statements regarding a $1.0 million promissory held by Harlingwood, an entity that owned at September 30, 2012 approximately 5.5%, or 9.7% on an as converted basis, of the Company’s common stock. Mr. Fir Geenen, a member of the Company’s board of directors is the manager of a limited liability company that is the manager of Harlingwood.

12. Commitments and Contingencies

LEM Purchase Commitments

In January 2006, the Company acquired for $6.1 million all of the equity interest of LEM and consolidated it. LEM was, and is currently expected to continue to be one of the Company’s manufacturers of sports eye glasses for the foreseeable future. On December 31, 2010, the Company completed the sale of 90% of its equity interest in LEM to two LEM employees and two third-party suppliers of LEM (“Purchasers”). The Company continues to hold a 10% equity interest in LEM.

The Company, SPY Europe and the Purchasers entered into an amendment to the LEM agreement dated as of September 23, 2011. Under the terms of the amendment, the annual minimum purchase amount for the year ending December 31, 2011 was reduced from €3,717,617 to €3,416,000, with the reduction of the annual minimum commitment substantially all attributable to the quarterly minimum commitments for the three month periods ended September 30, 2011 and December 31, 2011. In addition, (i) the minimum purchase amount for the year ended December 31, 2012 was increased slightly from €1,858,808 to €1,859,000, (ii) the portion of the annual commitment for the nine months ending September 30, 2012 was reduced from €930,000 to €620,000, and (iii) the portion of the annual commitment for the six months ending December 31, 2012 was increased from €929,000 to €1,239,000. The annual 2012 minimum commitment is subject to a further downward adjustment by an amount equal to 50% of new products the Company purchases from LEM (as defined in the amendment), which downward adjustment may not exceed €400,000. The amendment provides the Company the ability to carryforward a portion of excess purchases above the minimum commitment in a particular quarter as a credit to reduce the minimum purchase commitment in future periods. Further, the amendment established a new minimum purchase amount for the year ended December 31, 2013 of €361,400 plus the amount, if any, by which the minimum purchase amount for 2012, if any, is adjusted downward pursuant to the adjustment for new product purchases or carry forward of excess purchases described above. In the event the Company does not meet the minimum purchase amounts, as amended or as subject to adjustment as indicated above, the Company must pay LEM in cash an amount equal to €0.37 for each Euro of goods and/or services of the minimum purchase amounts not purchased by the Company during each quarter of each annual commitment period, subject to certain carryover provisions if the Company’s purchases exceed its quarterly minimum in a previous quarter or quarters.

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

The Company has purchased a total of €443,296 new products during the nine month period ending September 30, 2012 resulting in a decrease in the 2012 minimum purchase amount by €221,648 and a corresponding increase in the 2013 minimum purchase amount of €221,648. Additionally, the portion of excess purchases above the prior quarterly commitments during the nine months ended September 30, 2012 which have been carried forward to reduce the annual minimum commitment in 2012 totals €176,700. The minimum purchase amount for the full year ending December 31, 2012, at September 30, 2012 (after giving effect for the impact of new products and excess purchase credits from earlier periods) and December 31, 2011 was €1,460,651 and €1,859,000, respectively. Converted into United States dollars at the spot exchange rates in effect at September 30, 2012 and December 31, 2011, the minimum purchase amount for the full year ending December 31, 2012 was US$1,878,397 and US$2,407,405, respectively. The minimum purchase amounts reflected for the full year ending December 31, 2013 as of September 30, 2012 (after giving effect for the impact of new products) and December 31, 2011 was €583,049 and €361,200, respectively, or US$749,801 and US$467,754 when converted using the spot rates at each respective date.

As of September 30, 2012, the Company had non-cancellable open purchase orders to LEM of approximately €661,771 (US$851,037) through December 31, 2012, from which it anticipates delivery prior to December 31, 2012. The aggregate remaining future minimum purchase amount for the fourth quarter of 2012 and 2013, (after giving effect for the impact of new products and excess purchase credits from earlier periods) was €1,019,094 (US$1,310,556 when converted using the spot rates at each respective date).

Operating Leases

On November 1, 2010, the Company entered into a 38-month facility lease for its principal administrative and distribution facilities located in Carlsbad, California, which commenced on November 1, 2010 and terminates on December 31, 2013. As of September 30, 2012, the facility lease had total remaining lease payments of approximately $0.4 million and average monthly rent payments of approximately $29,000. SPY Europe leases a warehouse facility in Varese, Italy, which is used primarily for international sales and distribution and also leases two cars. The Company also leases certain computer equipment, vehicles and temporary housing in Italy. Rent expense was approximately $111,000 and $109,000 for the three months ended September 30, 2012 and 2011, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

(Thousands)
Year Ending December 31,
2012 remaining payments	$132
2013	420
2014	65
2015	48

Total	$665

Capital Lease

Future minimum lease payments under capital leases at September 30, 2012 are as follows:

(Thousands)
Year Ending December 31,
2012 remaining payments	$19
2013	57
2014	47
2015	47
2016	16

Total minimum lease payments	186
Amount representing interest	(19)

Present value of minimum lease payments	167
Less current portion	(56)

Noncurrent portion	$111

Athlete Contracts

As of September 30, 2012, the Company has entered into endorsement contracts with athletes to actively wear and endorse the Company’s products. These contracts are based on minimum annual payments totaling approximately $939,000, $596,000, $252,000, $28,000 and $27,000 in 2012, 2013, 2014, 2015 and 2016, respectively. Some of these agreements also contain performance-based incentives and/or product-specific sales incentives, which if earned in full, would result in payments approximating $355,000, $187,000, $47,000, $10,000 and $5,000 in 2012, 2013, 2014, 2015, and 2016, respectively. Expenses related to athlete contracts during the three and nine months ended September 30, 2012 which were included in sales and marketing expense were $215,000 and $639,000, respectively. Expenses related to athlete contracts during the three and nine months ended September 30, 2011 included in sales and marketing expense were $207,000 and $591,000, respectively.

Litigation

From time to time the Company may be party to lawsuits in the ordinary course of business. The Company is not currently a party to any material legal proceedings.

13. Restructuring

During the third quarter of 2012, the Company decided to take certain restructuring actions including (i) reducing the number of the Company’s employees, substantially all of which will occur during the second half of 2012, (ii) changing the direct portion of its European business into a distribution model and (iii) reducing anticipated spending for the Company’s marketing programs. The employee reductions included reductions in the Company’s shipping and warehousing, sales, marketing, and general and administrative staff by approximately 20 employees in North America and Europe. Pursuant to authoritative guidance, the Company recorded a one-time charge of approximately $0.7 million in the third quarter of 2012 related to these actions including the reduction in workforce, of which $0.1 million included in shipping and warehousing, $0.5 million is included in sales and marketing and $0.1 million is included in general and administrative expense. The following table sets forth the activity in the severance reserves during the nine months ended September 30, 2012:

	Employee Separation Costs	Contract Termination Costs	Other Costs	Total
Balance at December 31, 2011	$—	$—	$—	$—
Accrued and expensed	456	95	111	662
Cash payments	(39)	—	—	(39)
Non-cash payments	(74)	—	(111)	(185)

Balance at September 30, 2012	$343	$95	$—	$438

During the third quarter of 2012, the Company accrued for estimated employee termination expenses and no further expenses related to this reduction in workforce are anticipated in the future. However, certain costs are based on estimates, such as foreign social service costs and contract termination costs. Pursuant to authoritative guidance, the Company is required to re-assess estimates on a periodic basis. Accordingly, the Company may revise these estimates in future periods, which could result in additional expense or adjustment to previously recognized estimates. As of September 30, 2012, the Company does not believe that any future changes to these estimates would have a material impact on the Company’s financial position, results of operations or cash flows.

14. Other Operating Expense

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

In July 2011, the Company entered into an Amended and Restated License Agreement with Rose Colored Glasses LLC, the licensor of Melodies by MJB®. This settlement agreement amended the original licensing agreement entered into by the Company and Rose Colored Glasses LLC in May 2010, by providing for an earlier expiration of the Company’s license to sell Melodies by MJB® branded sunglasses on March 31, 2012 and by terminating the Company’s obligations to pay $2.6 million of future royalty obligations to Rose Colored Glasses LLC. Pursuant to this settlement agreement, the Company paid Rose Colored Glasses LLC $1,000,000 in cash in July 2011 and issued a promissory note in the principal amount of $500,000, which did not accrue interest and became payable on March 31, 2012. As a result of these actions, the Company recorded $1.9 million in expense which was included in total other operating expense of $2.0 million during the three and nine month periods ended September 30, 2011, of which $0.4 million related to the O’Neill® and $1.5 million related to the Melodies by MJB® eyewear brands. In addition, the Company had incurred zero and $0.3 million of royalty expense which was included in sales and marketing expense during the three and nine month periods ended September 30, 2011, respectively, related to the O’Neill® and Melodies by MJB® agreements applicable to the first quarter of 2011.

At December 31, 2011, the Company’s Consolidated Balance Sheet included $0.1 million in accrued liabilities related to the remaining O’Neill® royalty obligations and $500,000 (less imputed interest of $14,559) in notes payable related to the promissory note issued to Rose Colored Glasses LLC in connection with the settlement agreement dated July 2011.

During the nine months ended September 30, 2012, the Company fully paid off the promissory note it had issued to Rose Colored Glasses LLC and has no debt outstanding to Rose Colored Glasses LLC as of September 30, 2012. Additionally, in December 2011, SPY North America gave O’Neill® a 180 day notice of termination in accordance with the allowable termination clause in the agreement. The Company paid the last of the royalty payments to O’Neill® in April 2012 and has no further royalty obligations due to O’Neill®.

15. Operating Segments and Geographic Information

For the three months and nine months ended September 30, 2012 and 2011, the Company only operated in one business segment: distribution.

The Company markets and sells its products domestically (United States and Canada, together “North America”) and in other international markets (primarily Europe and Asia Pacific collectively “International”), with its principal international market being Europe. The following table represents a summary of net sales by major geographic region for the periods presented:

	North America	International	Consolidated
	(Thousands)	(Thousands)	(Thousands)

	Three Months Ended September 30, 2012
Net sales	$8,261	$1,625	$9,886

	Three Months Ended September 30, 2011
Net sales	$7,228	$1,958	$9,186

	North America	International	Consolidated
	(Thousands)	(Thousands)	(Thousands)

	Nine Months Ended September 30, 2012
Net sales	$24,488	$3,009	$27,497

	Nine Months Ended September 30, 2011
Net sales	$21,362	$3,513	$24,875

Sales are presented by geographic area based on the region from which the sales are sourced. The Company recognized sales in its country of domicile, the United States, of $6.8 million and $20.9 million during the three and nine months ended September 30, 2012, respectively. The Company recognized sales in its country of domicile, the United States, of $6.1 million and $18.0 million during the three and nine months ended September 30, 2011, respectively.

The following table represents a summary of tangible long-lived assets by major geographic region as of September 30, 2012 and December 31, 2011. Tangible long-lived assets are based on location of domicile.

	September 30, 2012	December 31, 2011
	(Thousands)
Tangible long-lived assets:
United States	$510	$593
Europe and Asia Pacific	—	137

Total	$510	$730

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Three Months Ended September 30, 2012 and 2011

Net Sales

Consolidated net sales increased by $0.7 million or 8% to $9.9 million for the three months ended September 30, 2012 from $9.2 million for the three months ended September 30, 2011.

Sales of our SPY® brand products in North America and internationally increased by $1.4 million or 17% to $9.8 million during the three months ended September 30, 2012 from $8.4 million for the three months ended September 30, 2011. SPY® sales amounts included approximately $0.8 million of sales during the three months ended September 30, 2012 considered to be closeouts, defined as (i) older styles not in the current product offering or (ii) the sales of certain excess inventory of current products sold at reduced pricing levels generally to closeout channels, compared to $0.3 million of such sales during the three months ended September 30, 2011. A significant portion of the SPY® sales growth was from increased North America sales of sunglasses, snow goggles and our new prescription frames, this increase was partially offset by lower SPY® brand sales primarily in Europe. The prescription frame product line was launched in late 2011 and had insignificant sales during the three months ended September 30, 2011.

Sales of licensed brands (O’Neill®, Melodies by MJB® and Margaritaville®) were less than $0.1 million during the three months ended September 30, 2012 compared to $0.8 million during the three months ended September 30, 2011. All of our sales of licensed brands during the three months ended September 30, 2012 and 2011 were considered to be closeout sales based on our decision during 2011 to cease making purchases of new licensed brand inventory and we do not expect to generate any significant sales from the licensed brands (O’Neill®, Melodies by MJB® and Margaritaville®) in the future.

Sunglass sales represented approximately 64% and 57% of net sales during the three months ended September 30, 2012 and 2011, respectively. Goggle sales represented approximately 35% and 43% of net sales during the three months ended September 30, 2012 and 2011, respectively. Apparel and accessories represented approximately 1% of net sales during the three months ended September 30, 2012 and less than 1% during the same period in 2011. North America net sales represented 84% and 79% of total net sales for the three months ended September 30, 2012 and 2011, respectively. International net sales represented 16% and 21% of total net sales for the three months ended September 30, 2012 and 2011, respectively.

Gross Profit

Our consolidated gross profit increased by $1.1 million or 33% to $4.3 million for the three months ended September 30, 2012 from $3.2 million for the three months ended September 30, 2011. The increased gross profit contribution was primarily attributable to the increased level of sales as well as the significant increases in gross profit as a percentage of sales during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 as discussed below.

Gross profit, as a percentage of net sales, was 44% for the three months ended September 30, 2012 compared to 35% for the three months ended September 30, 2011. The increase in our gross profit as a percent of net sales during the three months ended September 30, 2012 compared to the same period last year was primarily due to (i) the negative effect of lower licensed brand margins in 2011, primarily due to inventory reserves recorded in the three months ended September 30, 2011 to reflect inventory at its then estimated net realizable value, (ii) a higher percentage of lower cost inventory purchases in 2012 from lower cost sources in China, and (iii) decreased freight costs primarily associated with decreased portion of air shipments and greater portion of ocean shipments in 2012. These gross margin increases were partially offset by the impact of (i) reduced gross margin in our international business primarily driven by lower sales levels and the European economic situation, coupled with a change in sales mix between a higher margin direct business and a lower margin distribution business and inventory reserves related to our decision in 2012 to change to a full distribution model in Europe, (ii) selling a portion of inventory during the three months ended September 30, 2011 that was originally purchased from LEM in 2010 at its lower historical manufacturing cost and was being sold on a FIFO basis, thereby resulting in higher gross margin from the sale of those products during 2011, prior to generally higher cost purchases made from LEM after December 31, 2010 which comprised the vast majority of products purchased from LEM and sold during 2012, (iii) increased SPY closeouts, (iv) increased inventory reserves and (v) increased levels of discounting in 2012 primarily due to increased levels of sales to major accounts.

Sales and Marketing Expense

Sales and marketing expense increased by $0.4 million or 12% to $3.8 million for the three months ended September 30, 2012 from $3.4 million for the three months ended September 30, 2011, driven primarily by increased marketing efforts to promote our SPY® brand and our new SPY® products and a portion of restructure expenses included in 2012. The $0.4 million increase consists of (i) $0.5 million attributable to restructure expenses in the third quarter of 2012 which were zero in 2011, (ii) an increase of $0.1 million in advertising, public relations, promotions and marketing events costs, partially offset by (iii) a $0.2 million decrease primarily related to consulting and other marketing expenses.

General and Administrative Expense

General and administrative expense decreased by $0.7 million or 34% to $1.3 million for the three months ended September 30, 2012 from $2.0 million for the three months ended September 30, 2011. The decrease was primarily due to a reduction in expenses related to severance, performance-based compensation, general corporate matters, legal and other professional services fees, which were at elevated levels for the three months ended September 30, 2011 related to the restructuring of management in April 2011. These decreases were partially offset by the impact of $0.1 million from the portion of the third quarter 2012 restructure costs included in general and administrative expenses.

Shipping and Warehousing Expense

Shipping and warehousing expense increased by less than $0.1 million or 36% to $0.2 million for the three months ended September 30, 2012 from $0.2 million for the three months ended September 30, 2011. The increase was primarily due to restructure expenses in the third quarter of 2012 which were zero in 2011.

Research and Development Expense

Research and development expense was essentially unchanged at $0.1 million for the three months ended September 30, 2012 from $0.1 million for the three months ended September 30, 2011.

Other Net Expense

Other net expense was $0.6 million for the three months ended September 30, 2012 compared to other net expense of $0.5 million for the three months ended September 30, 2011. The difference was primarily due to increased interest expense related to the increase in borrowings from Costa Brava Partnership III, L.P (“Costa Brava”) and BFI Business Finance (“BFI”). Commencing in 2012, the Costa Brava borrowings interest expense was paid in kind by being added to the outstanding principal balances rather than paid in cash.

Income Tax Provision

Income tax expense for the three months ended September 30, 2012 and 2011 was zero and $21,000, respectively. The income tax provision is mainly comprised of minimum taxes due in Italy. We have recorded a full valuation allowance for deferred tax assets both in the U.S. and in Italy at September 30, 2012 and 2011, respectively. The effective tax rate for the three months ended September 30, 2012 and 2011 was less than 1% in both periods.

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

Nine Months Ended September 30, 2012 and 2011

Net Sales

Consolidated net sales increased by $2.6 million or 10% to $27.5 million for the nine months ended September 30, 2012 from $24.9 million for the nine months ended September 30, 2011.

Sales of our SPY® brand products in North America and internationally increased by $3.9 million or 17% to $27.1 million during the nine months ended September 30, 2012 from $23.2 million for the nine months ended September 30, 2011. SPY® sales amounts included approximately $2.0 million of sales during the nine months ended September 30, 2012 considered to be closeouts, defined as (a) older styles not in the current product offering or (b) the sales of certain excess inventory of current products sold at reduced pricing levels generally to closeout channels, compared to $1.2 million of such sales during the nine months ended September 30, 2011. A significant portion of the SPY® sales growth was from increased North American sales of sunglasses, and our new prescription frame and performance sport sunglasses product lines that were launched in late 2011 which had lower sales during the nine months ended September 30, 2011.

Sales of licensed brands (O’Neill®, Melodies by MJB® and Margaritaville®) were at $0.4 million during the nine months ended September 30, 2012 compared to $1.7 million during the nine months ended September 30, 2011. All of our sales of licensed brands during the nine months ended September 30, 2012 were considered to be closeout sales based on our decision during 2011 to cease making purchases of new licensed brand inventory and we do not expect to generate any significant sales from the licensed brands (O’Neill®, Melodies by MJB® and Margaritaville®) in the future.

Sunglass sales represented approximately 81% and 77% of net sales during the nine months ended September 30, 2012 and 2011, respectively. Goggle sales represented approximately 18% and 23% of net sales during the nine months ended September 30, 2012 and 2011, respectively. Apparel and accessories represented approximately 1% of net sales during the nine months ended September 30, 2012 and less than 1% during the same period during 2011. North America net sales represented 90% and 87% of total net sales for the nine months ended September 30, 2012 and 2011, respectively. International net sales represented 10% and 13% of total net sales for the nine months ended September 30, 2012 and 2011, respectively.

Cost of Sales and Gross Profit

Our consolidated gross profit increased by $1.3 million or 11% to $12.9 million for the nine months ended September 30, 2012 from $11.5 million for the nine months ended September 30, 2011, primarily attributable to the sales increase at a slightly higher gross profit as a percent of sales in 2012 as discussed below.

Gross profit, as a percentage of net sales, increased to 47% for the nine months ended September 30, 2012 from 46% for the nine months ended September 30, 2011 primarily due to (i) the negative effect of lower licensed brand margins in 2011, primarily due to inventory reserves recorded in 2011 to reflect inventory at its then estimated net realizable value, and (ii) a higher percentage of lower cost inventory purchases in 2012 were from lower cost sources in China. These gross margin increases were partially offset by (i) lower sales levels and the reduced gross margin in our international business primarily driven by the European economic situation, coupled with a change in sales mix between a higher margin direct business and a lower margin distribution business and inventory reserves related to our decision in 2012 to change to a full distribution business model in Europe, (ii) selling a portion of inventory during the nine months ended September 30, 2011 that was originally purchased from LEM in 2010 at its lower historical manufacturing cost and was being sold on a FIFO basis, thereby resulting in higher gross margin from the sale of those products during 2011, prior to generally higher cost purchases made from LEM after December 31, 2010 which comprised the vast majority of products purchased from LEM and sold during 2012, (iii) increased levels of discounting in 2012 primarily due to increased levels of sales to major accounts, and (iv) increased freight costs primarily associated with an increased level of air shipments prior to the third quarter of 2012, (v) increased SPY closeout sales and (vi) increased inventory reserves.

Sales and Marketing Expense

Sales and marketing expense increased by $2.4 million or 27% to $11.2 million for the nine months ended September 30, 2012 from $8.9 million for the nine months ended September 30, 2011, driven primarily by increased marketing efforts to promote our SPY® brand and our new SPY® products and a portion of the 2012 restructure expenses in the third quarter, partially offset by reduced expenses related to promotional efforts surrounding licensed brands that were significant during the nine months ended September 30, 2011 and nearly non-existent during the nine months ended September 30, 2012. The $2.4 million increase included: (i) $0.5 million attributable to a portion of the 2012 restructure expense included in sales and marketing, (ii) a $1.3 million increase in advertising, public relations, marketing events, and related marketing costs, (iii) a $0.2 million increase in sales and marketing related expenses primarily for additions in headcount, (iv) a $0.3 million increase in the cost of product displays, (v) a $0.3 million increase in sales incentives and commissions associated with the sales growth during the nine months ended September 30, 2012. These expense increases for the nine months ended September 30, 2012 were partially offset by a decrease in consulting costs of $0.1 million and royalty related costs related to licensed brands which totaled $0.3 million during the nine months ended September 30, 2011 and were nearly non-existent during the nine months ended September 30, 2012.

General and Administrative Expense

General and administrative expense decreased by $1.2 million or 19% to $5.0 million for the nine months ended September 30, 2012 from $6.2 million for the nine months ended September 30, 2011. The decrease was primarily due to a reduction in expenses related to severance, performance-based compensation, general corporate matters, legal and other professional services fees, which were at elevated levels for the nine months ended September 30, 2011 related to the restructuring of management in April 2011, partially offset by $0.1 million attributable to the portion of third quarter 2012 restructure expenses that were included in general and administrative expenses.

Shipping and Warehousing Expense

Shipping and warehousing expense increased by less than $0.2 million or 34% to $0.6 million for the nine months ended September 30, 2012 from $0.5 million for the nine months ended September 30, 2011. The $0.2 million increase was primarily due to an increase in employee related costs due to an increase in headcount and restructuring expenses in 2012.

Research and Development Expense

Research and development expense decreased by less than $0.1 million or 19% to $0.4 million for the nine months ended September 30, 2012 from $0.4 million for the nine months ended September 30, 2011 primarily due to a decrease in R&D activity associated with the spending related to O’Neill™ and Melodies by MJB™ eyewear brands during the nine months ended September 30, 2012 and reduced outside design consulting services in 2012.

Other Operating Expense

Other operating expense was zero for the nine months ended September 30, 2012 and $2.0 million during the nine months ended September 30, 2011. The decrease is substantially all due to the decision during the nine months ended September 30, 2011 that the cash flow from the sale of the O’Neill™ and Melodies by MJB™ eyewear brands would be insufficient to cover the net present value due to the remaining royalty obligations. In addition, the Company decided to cease making future purchase orders of additional inventory. These decisions resulted in an expense of $1.9 million included in operating expenses during the nine months ended September 30, 2011.

Other Net Expense

Other net expense was $1.6 million for the nine months ended September 30, 2012 compared to other net expense of $1.1 million for the nine months ended September 30, 2011. The difference was primarily due to increased interest related to the increase in borrowings from Costa Brava and BFI. Commencing in 2012, the Costa Brava and Harlingwood (Alpha), LLC (“Harlingwood”) borrowings interest expense was paid in kind by being added to the outstanding principal balances rather than paid in cash.

Income Tax Provision

The income tax expense for the nine months ended September 30, 2012 and 2011 was zero and $27,000, respectively, and is mainly comprised of minimum taxes due in Italy. We have recorded a full valuation allowance for deferred tax assets both in the U.S. and in Italy at September 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

We finance our working capital needs and capital expenditures through a combination of operating cash flows and bank revolving lines of credit supplied by our lenders, substantially all in the U.S. We have also required debt and equity financing because cash used by operations has been substantial due to ongoing operating and net losses and other factors, including working capital requirements.

During 2010, we borrowed $7.0 million from our largest stockholder, Costa Brava Partnership III, L.P. (“Costa Brava” and entered into capital leases for certain long-term asset purchases. In February 2011, we raised $1.2 million from the sale of shares of our common stock to Harlingwood (Alpha) LLC (“Harlingwood”). In June 2011, we entered into a $6.0 million line of credit with Costa Brava and had borrowed $6.0 million under that line of credit as of December 31, 2011. In December 2011 we expanded our borrowing capabilities with Costa Brava by receiving the right to pay interest in kind by adding it to the outstanding principal balances until maturity rather than pay in cash. In December 2011, we expanded our borrowing capabilities within our $7.0 million borrowing limit with BFI by increasing the amount that we can borrow against inventory and by including Canadian accounts receivable as potential borrowing collateral. In June 2012, we increased our line of credit with Costa Brava to $7.0 million and further increased it to $10.0 million in August 2012. In August 2012, the Costa Brava Line of Credit was amended to require us to repay up to $4.0 million of our indebtedness to Costa Brava under the Costa Brava Line of Credit, at the election of Costa Brava, if we complete an equity financing or certain debt financing aggregating $4.0 million or more by December 31, 2012. Any amount so repaid will reduce dollar-for-dollar Costa Brava’s commitment to make advances under the Costa Brava Line of Credit. In September 2012, we borrowed $1.0 million in a convertible debt financing from Harlingwood (the “Harlingwood Note”), which also has the effect of reducing by $1.0 million the $4.0 million needed to trigger the requirements by $1.0 million for us to repay amounts due under the Costa Brava Line of Credit at the election of Costa Brava. In September 2012, the Costa Brava Term Note and Costa Brava Line of Credit were further amended to eliminate our ability to elect to make any interest payments in cash prior to the April 1, 2014 due date.

As of September 30, 2012, we had a total of $22.4 million in debt under lines of credit, capital leases and notes payable. We recorded approximately $0.6 million and $0.4 million in interest expense during the three months ended September 30, 2012 and 2011, respectively, and recorded approximately $1.7 million and $1.0 million in interest expense during the nine months ended September 30, 2012 and 2011, respectively. Cash on hand at September 30, 2012 was $1.0 million.

Cash flow activities

Cash used in operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation and amortization, paid-in-kind interest on borrowings, share-based compensation, provision for doubtful accounts, impairment of property and equipment, foreign currency gains and losses, amortization of debt discount, and the effect of changes in working capital and other activities.

Cash used in operating activities for the nine months ended September 30, 2012 was $4.1 million, which consisted of a net loss of $6.0 million, adjustments for aggregate non-cash items of $2.5 million (primarily paid in kind interest and share-based compensation) and an aggregate $0.7 million used in working capital and other activities. Working capital and other activities includes uses of cash of $2.9 million primarily from (i) a $1.4 million increase in accounts receivable due to the increased level of sales, seasonality and the timing of cash receipts, (ii) a $1.4 million increase in inventories primarily due to seasonality and (iii) $0.1 million of other working capital items. The uses in working capital and other activities were partially offset by sources of cash of $2.3 million related to an increase in accounts payable, accrued expenses and other liabilities primarily due to the timing of vendor receipts.

Cash used in operating activities for the nine months ended September 30, 2011 was $4.7 million, which consisted of a net loss of $7.5 million, adjustments for non-cash items of approximately $1.3 million (primarily paid-in-kind interest and share-based compensation) and an aggregate of $0.4 million used in working capital and other activities. The net loss also included $2.0 million of other operating expense primarily related to the decision that the future cash flows from the sale of the O’Neill™ and Melodies by MJB™ eyewear brands would be insufficient to cover the net present value of the remaining minimum royalties. Working capital and other activities includes use of cash of $0.5 million primarily from (i) a $1.1 million increase in accounts receivable due to increased sales, seasonality and the timing of cash receipts and (ii) a $0.4 million increase in accounts payable and accrued expenses. These uses in working capital and operating activities were partially offset by sources of cash of $1.1 million related to (i) a $1.0 million reduction in net inventories and (ii) $0.1 million of others.

Cash used in investing activities during the nine months ended September 30, 2012 was less than $0.2 million and was attributable to the purchase of property and equipment and patents related to new technologies.

Cash used in investing activities during the nine months ended September 30, 2011 was $0.2 million and was primarily attributable to the purchase of property and equipment.

Cash provided by financing activities for the nine months ended September 30, 2012 was $4.6 million and was attributable primarily to (i) $2.1 million in net proceeds associated with increased availability under our BFI line of credit, (ii) $2.0 million received from our increased Costa Brava line of credit and (iii) $1.0 million received from our Harlingwood convertible debt, partially offset by (iv) $0.5 million primarily due to the repayment of our note payable to Rose Colored Glasses LLC during the three months ended March 31, 2012 associated with a settlement agreement in which made in 2011, among other matters, we agreed to terminate our existing license agreement for Melodies by MJB®.

Cash provided by financing activities for the nine months ended September 30, 2011 was $5.1 million and was primarily attributable to (i) $3.5 million in proceeds received from the Costa Brava Line of Credit, (ii) $1.1 million in proceeds received from the sale of common stock to Harlingwood (Alpha), LLC, (iii) $0.2 million in proceeds received from the exercise of stock options and (iv) $0.3 million in increased borrowings on our BFI line of credit.

Lines of Credit

BFI. On February 26, 2007, SPY North America entered into a Loan and Security Agreement with BFI with a maximum borrowing limit of $5.0 million, which was subsequently modified on December 7, 2007 and February 12, 2008 to, among other things, increase the maximum borrowing limit to $8.0 million. Effective April 30, 2010, the maximum borrowing limit was reduced to $7.0 million.

On December 21, 2011, BFI increased SPY North America’s borrowing capability within the $7.0 million limit by (a) increasing the amount which SPY North America is able to borrow against its inventory to a range of $1.5 million to $2.0 million, depending on seasonality, from the previous range of $0.5 million to $0.75 million, subject to limitations and sublimits on the level of inventory borrowing of (i) 35% of eligible inventory and (ii) 50% of eligible accounts receivable, and (b) agreeing to finance up to 80% of eligible Canada accounts receivable subject to limitations, whereas SPY North America was not previously able to borrow against any Canada accounts receivable.

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

The BFI loan agreement imposes certain covenants on SPY North America, including, but not limited to, covenants requiring SPY North America to provide certain periodic reports to BFI, to inform BFI of certain changes in the business, to refrain from incurring additional debt in excess of $100,000 and to refrain from paying dividends. The BFI loan agreement also has cross default provisions. Further, the BFI loan agreement provides that BFI may declare SPY North America in default if SPY North America experiences a material adverse change in its business or financial condition or in its ability to perform the obligations owed under the BFI loan agreement. BFI’s prior consent, which shall not be unreasonably withheld, is required in the event that SPY North America seeks additional debt financing, including debt financing subordinate to BFI. SPY North America has also established bank accounts, in BFI’s name in the United States and Canada into which collections on accounts receivable and other collateral are deposited (the “Collateral Accounts”). Pursuant to the deposit control account agreements between SPY North America and BFI with respect to the Collateral Accounts, BFI is entitled to sweep all amounts deposited into the Collateral Accounts and apply the funds to outstanding obligations under the BFI loan agreement; provided that BFI is required to distribute to SPY North America any amounts remaining after payment of all amounts due under the BFI loan agreement. SPY North America was in compliance with the covenants under the BFI loan agreement at September 30, 2012.

At September 30, 2012 and December 31, 2011 there were outstanding borrowings of $4.6 million and $2.5 million, respectively, under the BFI line of credit. At September 30, 2012, the remaining unused availability under this line was $0.5 million and the interest rate was 5.75%.

At both September 30, 2012 and December 31, 2011, approximately $2.8 million and $1.7 million, respectively, of the outstanding borrowings were attributable to accounts receivable. At September 30, 2012 and December 31, 2011, approximately $4.5 million and $2.8 million, respectively, of related accounts receivable were collateralized in connection with the outstanding borrowings.

At September 30, 2012 and December 31, 2011, approximately $1.8 million and $0.8 million, respectively, of the outstanding borrowings were attributable to inventory. At September 30, 2012 and December 31, 2011, approximately $5.4 million and $4.8 million, respectively, of related inventory were collateralized in connection with the outstanding borrowings.

As of September 30, 2012, SPY Europe has one line of credit with Banca Popolare di Bergamo in Italy for SPY Europe for a maximum of €100,000, subject to eligible accounts receivable. The line of credit is 35% guaranteed by Eurofidi, a government-sponsored third party that guarantees debt and expires on September 30, 2013. The line of credit balance at September 30, 2012 was zero and availability under this line of credit was €100,000 (approximately US$128,000) and bears interest at 3.3%.

As of December 31, 2011, SPY Europe had two lines of credit with Banca Popolare di Bergama for an aggregate maximum of €160,000 (approximately $200,000) bearing interest at 5.0%. The aggregate outstanding balance under this line of credit balance was zero at December 31, 2011.

Notes Payable

Costa Brava. As of December 2010, SPY North America had borrowed a total of $7.0 million original principal from Costa Brava under a promissory note (“Costa Brava Term Note”) which at that time was due December 31, 2012. The Costa Brava Term Note was subordinated to the BFI loan agreement with BFI pursuant to the terms of a debt subordination agreement between Costa Brava and BFI. The Costa Brava Term Note at that time required monthly and periodic interest payments.

In December 2011, the Costa Brava Term Note was amended to (i) extend the maturity date from December 31, 2012 to June 21, 2013, and (ii) allow SPY North America, at its discretion, to pay monthly interest payments and other accrued interest (accruing daily at a rate equal to 12% per annum as of such amendment) in kind starting on January 1, 2012 as an addition to the outstanding principal amount due, rather than in cash. SPY North America had elected to pay all interest accrued at or since January 1, 2012 in kind by adding such accrued interest to the outstanding principal amount that will be due at maturity.

In September 2012, the Costa Brava Term Note and Costa Brava Line of Credit was further amended to eliminate our ability to elect to make any interest payments in cash (which is sometimes referred to in this Form 10-Q as “Accrued PIK Interest” with respect to the Costa Brava Debt) prior to the April 1, 2014 due date.

In addition to the interest payments described above, the Costa Brava Term Note, as amended, requires that SPY North America pay 1% of the outstanding principal amount in cash (without giving effect to the Accrued PIK Interest). During the term of the Costa Brava Term Note, Costa Brava may, at its discretion, convert up to $2,250,000 of the principal amount of the Costa Brava Term Note (excluding Accrued PIK Interest) into shares of our common stock at a conversion price of $2.25 per share. The Costa Brava Term Note contains representations and warranties, and reporting and financial covenants that are customary for financings of this type, and has cross default provisions. SPY North America was in compliance with the covenants under the Costa Brava Term Note at September 30, 2012. The Costa Brava Term Note also requires that we obtain Costa Brava’s consent with respect to certain financing transactions. See also Note 11 “Related Party Transactions” to the Consolidated Financial Statements.

On August 2, 2012, the Costa Brava Term Note was further amended to extend the maturity date from June 21, 2013 to April 1, 2014. On September 6, 2012 the Costa Brava Term Note was further amended to eliminate our ability to elect to make any interest payments in cash prior to the April 1, 2014 due date.

In June 2011, SPY North America and Costa Brava entered into an additional promissory note evidencing a $6.0 million line of credit commitment with Costa Brava (“Costa Brava Line of Credit”) which was subsequently increased in both June 2012 and August 2012. Interest on the outstanding borrowings accrues daily at a rate equal to 12% per annum payable in kind starting on January 1, 2012. During the year ended December 31, 2011, the Costa Brava Line of Credit had required monthly cash interest payments through December 31, 2011. On December 21, 2011, the Costa Brava Line of Credit was amended to (i) accelerate the maturity date from June 30, 2014 to June 21, 2013, and to (ii) allow SPY North America, at its discretion, to pay the monthly interest payments in kind starting on January 1, 2012 as an addition to the outstanding principal amount due, rather than paid in cash. SPY North America had elected to pay all interest accrued since January 1, 2012 in kind by adding such accrued interest to the outstanding principal amount that will be due at maturity.

In June 2012, SPY North America and Costa Brava amended the Costa Brava Line of Credit. The primary changes to the Costa Brava Line of Credit were:

•	The original principal amount of the Costa Brava Line of Credit was increased by $1.0 million, from $6.0 million to $7.0 million.

•

SPY North America became obligated to repay $1.0 million of the principal amount outstanding under the Costa Brava Line of Credit within five business days of the sale of equity by us (preferred stock, common stock, warrants to purchase common stock, or any combination thereof) with proceeds to us of at least $4.0 million prior to payment of any transaction expenses. Any amount so repaid was to reduce dollar-for-dollar Costa Brava’s commitment to make advances under the Costa Brava Line of Credit.

In August 2012, SPY North America and Costa Brava further amended the Costa Brava Line of Credit. The primary changes to the Costa Brava Line of Credit were:

•	The original principal amount of the Costa Brava Line of Credit was increased by $3.0 million, from $7.0 million to $10.0 million.

•

SPY North America became obligated to repay $4.0 million of the principal amount outstanding under the Costa Brava Line of Credit, at the election of Costa Brava, within fifteen business days of the sale of equity by us (preferred stock, common stock, warrants to purchase common stock, or any combination thereof) with proceeds to us of at least $4.0 million prior to payment of any transaction expenses. Any amount so repaid will reduce dollar-for-dollar Costa Brava’s commitment to make advances under the Costa Brava Line of Credit (collectively “Repayment Obligation”).

•	The maturity date of June 21, 2013 was extended to become April 1, 2014.

In September 2012, SPY North America and Costa Brava further amended the Costa Brava Line of Credit. The primary changes to the Costa Brava Line of Credit as previously amended were:

•

The Repayment Obligation was amended to expand the allowable equity financing transactions additionally to include certain debt financing, and specifically included the September 2012 Harlingwood Note as summarized below, such that the September 2012 Harlingwood Note reduced by $1.0 million the $4.0 million needed to trigger the requirement for us to repay amounts due under the Costa Brava Line of Credit at the election of Costa Brava.

•	The Repayment Obligation was amended to end on December 31, 2012.

•

The ability of SPY North America in the previous amendments to at its discretion, pay the monthly interest payments on the amount outstanding under the Costa Brava Line of Credit in kind as an addition to the outstanding principal amount due, rather than in cash, was amended to eliminate our ability to elect to make any interest payments in cash prior to the April 1, 2014 due date.

The other material terms of the Costa Brava Line of Credit were not changed by the June 2012, August 2012 or September 2012 amendments. In addition, the Costa Brava Line of Credit, as amended, requires that SPY North America pay a facility fee on June 21 of each year through and including the maturity date, calculated as the lesser of (i) 1% of the average daily outstanding principal amount owed under the note for the 365 day period ending on such payment date or (ii) $100,000.

SPY North America had borrowed a total of $8.0 million of the $10.0 million (which excludes Accrued PIK Interest) that was available under the Costa Brava Line of Credit as of September 30, 2012, and all amounts owing thereunder are subordinated to the amounts owed by SPY North America under its loan and security agreement with BFI Business Finance pursuant to the terms of a debt subordination agreement between Costa Brava and BFI. The Costa Brava Line of Credit contains customary representations and warranties and reporting and financial covenants that are customary for financings of this type, and cross default provisions. SPY North America was in compliance with the covenants under the Costa Brava Line of Credit at September 30, 2012. This promissory note also requires that we obtain Costa Brava’s consent with respect to certain financing transactions. See also Note 11 “Related Party Transactions” to the Consolidated Financial Statements.

The total outstanding borrowings under credit facilities entered into with Costa Brava at September 30, 2012 and December 31, 2011 was $15.0 million and $13.0 million, respectively. The $15.0 million balance excludes $1.5 million of interest that has been added to outstanding principal and will be due at maturity, $1.3 million of which is attributable to interest expense accrued during the nine months ended September 30, 2012 and $0.2 million of which was attributable to interest expense accrued in prior periods. The Costa Brava Term Loan and Costa Brava Line of Credit are pari passu with respect to the rights and preferences of the Harlingwood Note, which is described below.

Harlingwood. In September 2012, the Company entered into a convertible note purchase agreement with Harlingwood pursuant to which the Company issued a promissory note to Harlingwood in the principal amount of $1.0 million. The Harlingwood Note accrues interest at the rate of 12% per annum, which is required to be paid in kind as an addition to the outstanding principal amount due under the Harlingwood Note on the last day of each calendar month in arrears and may not be paid in cash until the maturity date which is April 1, 2014. The principal amount due under the Harlingwood Note (including unpaid accrued interest that is added to the principal, which is sometimes referred to as “Accrued PIK Interest”) is convertible into common stock of the Company at $1.40 per share of common stock, subject to adjustment for stock splits or stock dividends. The Company paid an initial facility fee to Harlingwood of $10,000 in September 2012 and future facility fees are due on each anniversary of the Harlingwood Note until the Harlingwood Note matures equal to the lesser of $10,000 or 1% of the average daily outstanding principal amount due under the Harlingwood Note (without giving effect to the deferred interest which is added to the principal). The Harlingwood Note is pari passu with respect to the rights and preferences of the Costa Brava Term Loan and Costa Brava Line of Credit.

Harlingwood beneficially owns approximately 5.5%, or 9.7% on an as converted basis, of the Company’s common stock as of September 30, 2012. Mr. Fir Geenen, a member of the Company’s board of directors, is the manager of the limited liability company that is the manager of Harlingwood.

Total Outstanding Borrowings. The total outstanding borrowings under credit facilities entered into with Costa Brava at September 30, 2012 and December 31, 2011 was $16.5 million and $13.0 million, respectively. The $16.5 million balance includes $1.5 million of interest that has been added to outstanding principal and will be due at maturity. The total outstanding borrowings due to Harlingwood at September 30, 2012 and December 31, 2011 were $1.0 million and zero, respectively. The Costa Brava Term Loan, Costa Brava Line of Credit and Harlingwood Note are all para passu with one another respect to rights and preferences.

As of September 30, 2012, we had a total of $22.3 million in debt outstanding under all lines of credit, capital leases and notes payable.

Future Capital Requirements and Resources

We have incurred significant negative cash flow from operations, significant net losses and have had significant working capital requirements during the three and nine months ended September 30, 2012 and September 30, 2011, respectively, and during the year ended December 31, 2011. We anticipate that we will continue to have requirements for significant additional cash to finance our ongoing working capital requirements and net losses.

In order to finance our net losses and working capital requirements, we have relied and anticipate that we will continue to rely on SPY North America’s credit line with BFI Business Finance and our credit facilities with Costa Brava. In addition, SPY North America has relied on debt and equity financing from Harlingwood.

The level of borrowing availability from BFI depends heavily on the level, aging and other criteria associated with the underlying accounts receivable (which, in turn, are heavily dependent on the level of SPY North America’s sales) and the level of eligible inventory to support SPY North America’s desired level of borrowing. BFI may, however, reduce SPY North America’s borrowing availability in certain circumstances, including, without limitation, if BFI determines in good faith that SPY North America’s creditworthiness has declined, the turnover of SPY North America’s inventory has changed materially, or the liquidation value of SPY North America’s inventory or receivables has decreased. Further the BFI loan agreement provides that BFI may declare SPY North America in default if SPY North America experiences a material adverse change in its business or financial condition or if BFI determines that SPY North America’s ability to perform under the BFI loan agreement or Costa Brava credit facilities are materially impaired. If we are unable to extend the maturity date of our credit facilities with Costa Brava or Harlingwood prior to our due date, BFI could consider that to be a material adverse change.

As of September 30, 2012, SPY North America had borrowed $15.0 million out of the $17.0 million maximum principal amount (excluding the Accrued PIK Interest) that was available at that date under its two credit facilities, as amended, with Costa Brava. In addition, approximately $1.5 million of the interest payments due subsequent to January 1, 2012, (which at that date were permitted to be paid and subsequently became required to be paid by adding them to the outstanding principal), resulting in a total combined amount due to Costa Brava under both Costa Brava facilities of $16.5 million as of September 30, 2012.

In connection with the August 2012 amendment of the Costa Brava Line of Credit, and as revised in September 2012, SPY North America agreed to repay up to $4.0 million of its indebtedness to Costa Brava under the Costa Brava Line of Credit, at the election of Costa Brava, if we complete an equity financing or certain debt financings aggregating $4.0 million or more by December 31, 2012. Any amount so repaid will reduce dollar-for-dollar Costa Brava’s commitment to make advances under the Costa Brava Line of Credit. SPY North America borrowed $1.0 million from Harlingwood in September 2012, which also has the effect of reducing by $1.0 million the $4.0 million needed to trigger the requirement for us to repay amounts up to $4 million due under the Costa Brava Line of Credit at the election of Costa Brava. On August 3, 2012, SPY North America borrowed an additional $1.0 million under the increased Costa Brava Line of Credit and in October 2012 an additional $0.5 million was borrowed.

We anticipate that we will need additional capital during the next twelve months to support our planned operations, and intend (i) to continue to borrow to the extent of available collateral and borrowing capacity on the existing line of credit from BFI, to increase the level of outstanding principal to Costa Brava by borrowing fully on our recently increased remaining credit facilities including through the ongoing deferral of interest payments which otherwise would have been payable to Costa Brava periodically, provided, in each case, that they remain available and on terms acceptable to us, and (ii) to raise additional capital through debt or equity financings. We believe that we will have sufficient cash on hand and cash available under existing credit facilities to enable us to meet our operating requirements for at least the next twelve months if we are able to achieve some or a combination of the following factors: (i) achieve our desired net sales growth, (ii) improve our management of working capital, (iii) decrease our current and anticipated future seasonal inventory needs to lower levels, (iv) reduce the level of our sales, marketing and other operating expenditures, and (v) achieve and maintain our level of anticipated borrowing in the available portion of its BFI credit facilities to the extent of available collateral. Notwithstanding the foregoing, we intend to raise additional capital through a convertible debt financing during the remainder of 2012. To the extent we raise more than $4.0 million in a debt or equity financing (including the $1.0 million borrowed from Harlingwood in September 2012), at Costa Brava’s election, we must repay a portion of the Costa Brava Line of Credit up to $4.0 million. Any amount so repaid will reduce dollar-for-dollar Costa Brava’s commitment to make advances under the Costa Brava Line of Credit.

We do not anticipate that we can generate sufficient revenue and profit to repay the amounts due under the BFI line of credit which is scheduled to renew in February 2013 and the borrowings from Costa Brava (and Harlingwood when due in April 2014, consisting of (a) $15 million aggregate original principal borrowings from Costa Brava or the $1.0 million in borrowings from Harlingwood as of September 30, 2012, (b) an additional amount of $1.5 million of unpaid interest to Costa Brava which had been added to principal as of September 30, 2012), and (c) the additional interest to Costa Brava and Harlingwood that will be added to principal when due. Therefore, we will need to renew the BFI line of credit at its annual renewal in February 2013 and obtain permission extend the April 2014 maturity date of the Costa Brava and Harlingwood indebtedness. If we are unable to renew the BFI line of credit and extend the maturity date of the Costa Brava and Harlingwood indebtedness, we will need to raise additional capital through debt or equity financing to continue our operations. No assurances can be given that any such financing will be available to us on favorable terms, if at all. The inability to obtain debt or equity financing in a timely manner and in amounts sufficient to fund our operations, or the inability to renew the BFI line of credit or to extend the maturity date of the Costa Brava and Harlingwood indebtedness, if necessary, would have an immediate and substantial adverse impact on our business, financial condition or results of operations.

The level of our future capital requirements will depend on many factors, including our ability to accomplish some or a combination of the following: (i) to grow our net sales, (ii) to improve or maintain our gross margins, (iii) to improve our management of working capital, particularly accounts receivable and inventory, and (iv) to manage our expected expenses and capital expenditures. The continued perception of uncertainty in the world’s economy may adversely impact our access to capital through our credit lines and other sources. The current economic environment could also cause lenders, vendors and other counterparties who provide credit to us to breach their obligations or otherwise reduce the level of credit granted to us, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under our credit arrangements.

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

Off-balance sheet arrangements

We did not enter into any off-balance sheet arrangements during the three and nine months ended September 30, 2012 and 2011, nor did we have any off-balance sheet arrangements outstanding at September 30, 2012 and December 31, 2011.

Income Taxes

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, we have recorded a full valuation allowance for SPY North America and SPY Europe at September 30, 2012 and December 31, 2011.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of Consolidated Financial Statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to inventories, sales returns, income taxes, accounts receivable allowances, share-based compensation, impairment testing and warranty and severance. We base our estimates on historical experience, performance metrics and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ from these estimates under different assumptions or conditions.

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

Generally, we extend credit to our customers after performing credit evaluations and do not require collateral. Our payment terms generally range from net-30 to net-90, depending on the country or whether we sell directly to retailers or to a distributor. Our distributors are typically set up as prepay accounts; however, credit may be extended to certain distributors, usually upon receipt of a letter of credit. Generally, our sales agreements with our customers, including distributors, do not provide for any rights of return or price protection. However, we do approve returns on a case-by-case basis in our sole discretion. We record an allowance for estimated returns when revenue is recorded based on historical data and make adjustments when we consider it necessary. The allowance for returns is calculated using a three step process that includes: (1) calculating an average of actual returns as a percentage of sales over a rolling twelve month period; (2) estimating the average time period between a sale and the return of the product (13.0 and 12.3 months at September 30, 2012 for SPY North America and SPY Europe, respectively) and (3) estimating the value of the product returned. The reserve is calculated as the average return percentage times gross sales for the average return period less the estimated value of the product returned and adjustments are made as we consider necessary. The average return percentages at September 30, 2012, the range of the average return percentages over the past two years and the effect on the liability and net sales if the highest average percentage over the past years had been used at September 30, 2012 are shown below in our sensitivity analysis. Historically, actual returns have been within our expectations. If future returns are higher than our estimates, our earnings would be adversely affected.

	Sales Return Reserve Sensitivity Analysis
	(A)	(B)	(C)	(D)
	Average Returns % at September 30, 2012	Average Returns % Range during past two years	Increase (decrease) to the liability if highest average return rate in (B) were used	Increase (decrease) to net sales if highest average return rate in (B) were used
			(Thousands)	(Thousands)
SPY NA:
SPY®	5.6%	4.9% - 5.9%	$588	$(588)
Margaritaville	3.5%	0.0% - 5.5%	$23	$(23)
SPY Europe:
SPY®	1.9%	0.9% - 7.4%	$170	$(170)

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

Disclosure Control and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2012, the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time frames specified by the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SPY Inc.

Date: November 13, 2012	By	/s/ Michael D. Angel
Michael D. Angel
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description of Document	Incorporation by Reference

10.1	Second Amended and Restated $7.0 Million Promissory Note dated June 28, 2012 between Spy Optic Inc., a California corporation, and Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on July 2, 2012.

10.2	Second Amended and Restated $7.0 million Promissory Note dated August 2, 2012 between Spy Optic Inc., a California corporation, and Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on August 8, 2012.

10.3	Third Amended and Restated $10.0 Million Promissory Note dated August 2, 2012 between Spy Optic Inc., a California corporation, and Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on August 8, 2012.

10.4	First Amendment to Third Amended and Restated Promissory Note between Spy Optic Inc. and Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed September 12, 2012.

10.5	First Amendment to Second Amended and Restated Promissory Note between Spy Optic Inc. and Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed September 12, 2012.

10.6	Registration Rights Agreement between SPY Inc. and Costa Brava Partnership III, L.P. dated September 6, 2012	Incorporated by reference to Form 8-K filed September 12, 2012.

10.7	Convertible Promissory Note Purchase Agreement among SPY Inc., Spy Optic Inc. and Harlingwood (Alpha), LLC	Incorporated by reference to Form 8-K filed September 12, 2012.

10.8	Promissory Note issued by Spy Optic Inc. to Harlingwood (Alpha), LLC on September 6, 2012	Incorporated by reference to Form 8-K filed September 12, 2012.

10.9	Registration Rights Agreement between SPY Inc. and Harlingwood (Alpha), LLC dated September 6, 2012	Incorporated by reference to Form 8-K filed September 12, 2012.

10.10	Amendment No. 2 to Amended and Restated Executive Employment Agreement by and between the Company and Michael Marckx dated October 16, 2012	Incorporated by reference to Form 8-K filed October 22, 2012.

10.11	Amendment No. 1 to Amended and Restated Executive Employment Agreement by and between the Company and Michael D. Angel dated October 16, 2012	Incorporated by reference to Form 8-K filed October 22, 2012.

10.12	Amendment No. 1 to Amended and Restated Change In Control Agreement by and between the Company and Michael Marckx dated October 16, 2012	Incorporated by reference to Form 8-K filed October 22, 2012.

10.13	Amendment No. 1 to Amended and Restated Change In Control Agreement by and between the Company and Michael D. Angel dated October 16, 2012	Incorporated by reference to Form 8-K filed October 22, 2012.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

Exhibit No.	Description of Document	Incorporation by Reference

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS*	XBRL Instance Document	Furnished herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

#	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
*	Pursuant to Rule 406T of regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.