Form 10-K
period 2012-12-31
Spy Inc.
filed 2013-03-20
CIK 932372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.  Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the closing price on June 30, 2012 was $20.2 million. As of March 18, 2013, there were 13,115,540 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2013 annual meeting of stockholders.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements regarding our business, financial condition, results of operations and prospects. All statements in this report, other than those that are purely historical, are forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” “would be,” “will allow,” “will permit,” “project,” “designed to,” “likely,” “goal” and similar expressions,  variations of or references to such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Forward-looking statements in this report include, without limitation, statements regarding:

•	our ability to increase sales levels within and outside California;

•	our ability to reduce expenses and manage at reduced expense levels;

•	the factors we believe provide us a competitive advantage;

•	our ability to develop and produce new and/or innovative products and product line extensions;

•	the strengths of our SPY® brand

•	effectiveness of our marketing and distribution;

•
the sufficiency of our existing sources of liquidity and anticipated cash flows from operations to fund our operations, capital expenditures and other working capital requirements for the next 12 months;

•	the circumstances under which we may seek additional financing and our ability to obtain any such financing;

•	the importance of our intellectual property; and our ability to protect it;

Although forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include those described in this report in the sections “Risk Factor,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required by law, we undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I
ITEM 1. BUSINESS

Overview

SPY Inc. designs, markets and distributes premium sunglasses, goggles and prescription frame eyewear. In 1994, we began as a grassroots brand in Southern California with the goal of creating innovative and aesthetically progressive eyewear, and, in doing so, we believe we captured the imagination of the action sports market with authentic, distinctive, performance-driven products marketed and sold under the SPY brand. Today, we believe the SPY brand, symbolized by the distinct “cross” logo, is a well recognized eyewear brand in its segment of the action sports industry, with a reputation for high quality, style and innovation.

We were incorporated as Sports Colors, Inc. in California in August 1992, but we had no operations until April 1994, when we changed our name to Spy Optic, Inc. In November 2004, we reincorporated in Delaware and changed our name to Orange 21 Inc. In February 2012, we changed our name from Orange 21 Inc. to SPY Inc. to better reflect the focus of our business going forward.

References in this report to “we,” “our,” “us,” “SPY,” and “SPY Inc.” refer to SPY Inc. and its two operating subsidiaries – Spy Optic Inc. (“SPY North America”) and Spy Optic Europe S.r.l. S.U. (“SPY Europe”) – except where the context clearly indicates that the term refers only to SPY Inc. Effective December 31, 2010, we sold substantially all of our interest in LEM S.r.l. (“LEM”) and entered into a supply agreement with the purchaser. See “LEM Purchase Commitments” in Note 14 to the Consolidated Financial Statements.

SPY® and Spy Optic® are the registered trademarks of SPY Inc. and its subsidiaries. O’Neill®, Margaritaville®, Melodies by MJB®, which were licensed brands previously sold by us, and other brands, names and trademarks contained in this report are the property of their respective owners.

Our Products and Target Markets

We design, market and distribute premium products for people who are happy to be outside, especially youthful people who love action sports, motorsports, snow sports, cycling and multi-sports markets. Our products embrace their attendant lifestyle subcultures, crossing over into more mainstream fashion, music and entertainment markets. We believe a primary strength is our ability to create distinctive products for young-minded, active people with a very different and irreverent point of view. Our core products – sunglasses, goggles and prescription frames – are marketed under the SPY® brand. We have built SPY by developing innovative, proprietary, performance-based products with quality materials and lens technologies, style and value. We sell our products directly to numerous retail locations in North America, and to retail locations internationally supported by our international staff and distributors. We have developed collaborations with important multi-store action sports, sporting goods, sunglass specialty and lifestyle retailers in North America and other strategically-selected, individually owned-and-operated specialty retailers focusing on surfing, motocross, snowboarding, cycling, skateboarding, snow skiing, motorsports, wakeboarding, multi-sports and mountain biking.

We separate our eyewear products into three groups: (i) sunglasses, which includes fashion, Happy Lens™, performance sport and women specific sunglasses; (ii) goggles, which includes snow sport and motocross goggles created for our core demographics, and a new goggle line extension for the SPY® brand that targets new distribution opportunities and customers; and (iii) optical, which includes optical-quality frames and sunglasses for persons in a slightly older, but still youthful, demographic. In addition, we sell branded accessories for sunglasses and goggles, as well as a variety of other accessories and apparel.

SPY is a creative, performance-driven brand. We strive to ensure that our products are relevant in function and design, as well as style. We do this, in part, through collaboration with our star athletes who first help us design and then wear and test our products during training and competition. We also intimately know the lifestyles of our target customers, which help us, we believe, offer a stronger, more relevant product offering to our target market.

SPY’s newest product is the Happy LensTM, which we developed in 2011 and 2012 based on proprietary technology.  Happy LensTM had its initial pre-launch marketing and promotion campaign during the fall of 2012, and the product launched in February 2013. It is an extension of the happy and irreverent SPY brand positioning that we anticipate will be featured in the SPY® collection moving forward.

Previous Products

During 2011 and 2010, we designed, manufactured and sold eyewear under the O’Neill®, Melodies by MJB® and Margaritaville® brands. During 2011, we decided to focus our development, marketing and sales activity on our SPY products. As part of that focus, we decided to cease any new purchase orders of additional inventory for the O’Neill®, Melodies by MJB® and Margaritaville® licensed eyewear brands. In July 2011, we entered into an agreement with Rose Colored Glasses LLC in which, among other matters, the parties agreed to terminate the existing license agreement for Melodies by MJB® effective March 31, 2012. Additionally, effective June 24, 2012, SPY North America terminated its agreement with O’Neill®. We had sold substantially all of our Margaritaville® products by December 31, 2012.

Business Strategy

Our goal is to capitalize on the strengths of the SPY® brand by providing consumers with stylish, high-quality and performance-driven products. We strive to differentiate our brand through three primary means: (1) emphasizing an irreverent and happy brand personality that is authentic to our customer base; (2) achieving recognition for high-quality products and innovative product designs; and (3) integrating innovative lens technologies, such as the Happy LensTM. To this end, we are pursuing the following operating and growth strategies:

Brand Development.    Brand development is a cornerstone of our company. SPY® reflects a collaboration of talented athletes, designers, and creative people connected by a common obsession with action sports, riding, technology, style, music, and world-class performance - all with an irreverent, but fun attitude. We strive to design products that continuously evolve in style and performance and remain attractive to core consumers in our target markets and to our retail accounts. In 2012, we reorganized our product development in ways that we believe will allow us to respond more quickly to changing consumer tastes and preferences. We also refocused our brand in 2012 through marketing initiatives, including a new advertising campaign that more effectively uses our athletes. We intend to continue these initiatives.

Drive Product Demand Through Quality, Innovative Design and Leading Edge Technologies.    We focus on what helped build our brand from its inception: technological performance through the development of proprietary features and lens technologies. For example, in 2012 we applied for a patent for what we believe is an innovative technology, branded Happy Lens™, which among other attributes is intended to filter out harmful short-wave blue light and Ultraviolet sun light while intending to enable the right amount of “good” long wave blue light rays to get through the lens. We believe that studies have shown that the right amount of long wave blue light may have beneficial attributes. Our patented Scoop® airflow technology dramatically reduces lens fogging by promoting airflow behind the lens. Many of our sunglasses contain our Accurate Radius Curvature or ARC® lenses that are engineered to provide 100% Ultraviolet or UV protection. Our sunglasses are forged from high-quality materials such as Grilamid®, propionate and acetate. These technologies and materials provide performance features and product characteristics, such as flexible sport frames, more comfortable fashion frames, and in the case of acetate, allow us to hand cut and polish our fashion frames. Our use of hand painting techniques and specialized trims, including metal logos, hinges and temple plates, help us to create distinctive premium sunglasses and goggles. We intend to continue developing innovative styles and products and expand the breadth of our new light filtering technologies in order to further strengthen our brand. We believe our continued focus on innovation will help drive demand for our products.

Brand Authenticity.    To sustain the relevancy of our brands to our target market, we reorganized our entire marketing operation in 2011, realigned our branding efforts in order to better reflect the original intent of our brand, and have continued to make improvements since then. We collaborate closely with our team riders, our music and art community and our key retailers. Our grassroots and broader marketing programs include outdoor advertising, television spots, the participation and sponsorship of events, online storytelling, and feature advertising in action sports and lifestyle media. Our advertising campaign, found in many vertical print media titles, showcases our unique, irreverent branded point of view with humor and creativity, combining athletes, lifestyle and innovation into one dynamic and engaging presentation. Our approach to event marketing utilizes our SPY® branded vehicles to showcase our products and athletes at a wide variety of events. As the official eyewear sponsor of USA Cycling, we are involved in numerous national championship events annually. We also sponsor some of the biggest surfing events in the world and are involved in a myriad of motocross, motorsport, snowboarding, wakeboarding and music events worldwide.

Actively Manage Retail Relationships.    We manage our retail sales process by monitoring customer sales and inventory levels by product category and style with the objective of ensuring optimal brand representation and product offerings. Our sales programs, including in-store clinics, point-of-purchase displays, and online sales support.  Our marketing materials are designed to assist our authorized retailers in promoting the authenticity of our brands and products and to maximize the implementation of our consumer marketing initiatives. We will continue to develop strategic partnerships with specialty and national retailers designed to help ensure brand authenticity and maximum point-of-sale opportunities. We believe we generally have very good relationships with our retailers, which help us influence the assortments and positioning of our products at retail. Our new Happy LensTM technology is expected to be an important and strategic new component of our ongoing retail partnership development.

Expand Domestic Distribution and Brand Recognition Outside of California.    We believe opportunities exist to increase our sales outside of California by building partnerships with our key retailers through brand management, product positioning and managing account expectations for turn and profitability.

Expand International Distribution.    We believe significant opportunities exist to increase our sales outside of North America, including through our prescription frame and performance sport sunglass products introduced in late 2011 and our recently introduced Happy LensTM products. To increase the distribution of these products and our existing core products internationally, we have recently completed a transition from a combination of direct and traditional distribution, to now using traditional distribution in substantially all international markets, except Canada, which like the U.S. is substantially all direct. We believe that traditional distribution is more cost effective and will allow us to leverage our distribution partners into greater coverage of existing territories and expand into new markets, such as the optical channel distribution in Europe.

During and prior to 2012, we utilized a direct sales model in several of our larger markets in Europe. Such direct sales comprised about 3% and 4%, respectively, of our total net sales in 2012 and 2011. We had a sales team in Europe who, together with independent sales representatives, sold products directly to our dealer retailer network within those countries. In September 2012, we announced that, effective January 1, 2013, we would change our direct model in those European countries, instead using distributors in all previously direct markets so that substantially all of our international sales (except Canada) are sold using a traditional distribution model. We believe the traditional distribution model is more cost effective and will allow us to expand our European and other international markets more quickly.

The traditional distribution model allows us to sell products within certain countries without making a substantial investment in that country, as well as penetrate new markets more quickly by leveraging our distributors’ existing sales and service structure. Products are sold to an authorized distributor in the country, who, in turn, provides all sales, service and marketing functions for our dealer base within that country, reducing our administrative costs. The effectiveness of this model is directly related to the effectiveness of the distribution partners in the relevant markets, which, in turn, is affected by our brand’s overall strength in the action sports market.

Introduce New Products.    We intend to increase our sales by developing and introducing new products that embody our branded point of view, style, and standards of design, performance, value and quality. We expanded our prescription frame and performance sport sunglasses in both the North America and international markets in 2012. We launched the Happy Lens™ products and began volume shipments in early 2013. We plan to introduce additional new eyewear product lines, such as fashion eyeglass frames, and product lines with premium lenses and special limited edition collections.

Our Products

We design, market and distribute premium sunglasses, goggles, prescription frames, apparel and accessories. Our current eyewear product line consists of eight product categories, including fashion sunglasses, Happy LensTM sunglasses, women-specific sunglasses, performance sport sunglasses, prescription frames, snow sport goggles, motocross goggles and accessories.

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

Happy LensTM Sunglasses

Beginning in early 2013, we launched Happy LensTM products and began volume shipments, currently offering 11 styles. During 2011 and 2012, we applied to the United States Patent and Trademark Office (“USPTO”) for a patent protecting the lens technology developed by the Company incorporated into the Happy LensTM.  Happy LensTM is designed to, among other things, filter out short-wave blue light and harmful Ultraviolet sun light, while still enabling the right amount of “good” long wave blue light rays to get through the lens. We believe studies have shown that the right amounts of long wave blue light rays have beneficial attributes. These models, like our fashion and sport sunglasses, are constructed of propionate or acetate, and are engineered utilizing a wide variety of distinctive colorations and color fades.  Retail prices for these models range from $140 to $200.

Women-Specific Sunglasses

We currently offer several models of women-specific sunglass products. These models are constructed of propionate or acetate, which are engineered utilizing a wide variety of distinctive colorations and color fades. Other materials utilized in this product line include Grilamid® and monel alloy. Retail prices for these models range from $85 to $135.

Performance Sport Sunglasses

We currently offer several SPY® branded performance sport sunglass products, which are designed to meet the demands of cyclists and other action sports athletes while offering innovative styling. The frames are constructed from injection-molded Grilamid®, a lightweight material that is shatter-resistant and remains pliable in all weather conditions. These models incorporate our patented Scoop® airflow technology, contain our ARC® lenses and are engineered to incorporate interchangeable lenses. In 2012, our innovative model, the Screw, was deemed “the best eyewear of 2012” by Road Bike Action Magazine, a world renown cycling publication. Most models also are available with our Trident™ polarized lenses. Our styles also feature GrilamidTM and Hytrel rubber on the bridge and temple tips of the frames to prevent slippage. Retail prices for these models range from $85 to $160.

Prescription Frames

We currently offer a broad selection of unisex prescription eyewear frames, made of hand-milled acetate, stainless steel and monel alloy. These frames are available worldwide and retail prices for these frames range between from $180 to $210.

Snow Sport Goggles

We currently offer a myriad of models of snow sport goggle products. Our snow sport goggle models are constructed of injected polyurethane, anti-fog lens construction and hypoallergenic foam, and offer 100% ultraviolet, or UV, protection. The new Doom style snow goggle features our innovative LocksteadyTM fingerprint free quick change system, which is a strong new technological feature to add to our existing offering. Select styles incorporate our patented Scoop® airflow technology, Optics by Carl Zeiss Vision and Isotron™ face foam with Dri-Force™ Fleece. Three of the SPY® models use our ARC® spherical, dual-lens system and the other models utilize cylindrical, dual-pane lens technology. All of our goggles are helmet compatible. Retail prices for these models range from $40 to $160.

Motocross Goggles

We currently offer several models of motocross goggle products. Similar to our line of snow sport goggles, our motocross goggles are constructed of injected polyurethane and incorporate our patented Scoop® airflow technology, Isotron™ face foam and Lexan hard-coated scratch-resistant lenses. For perspiration absorption, we use either our moisture-wicking Dri-Force™ fleece, which is bonded to our Isotron™ face foam, or our high performance Geo ForceTM face foam. All of the models of motocross goggles use our high-quality, anti-fog coating and are compatible with tear-off lens systems. Retail prices for these models range from $30 to $75.

Accessories

We currently offer a broad selection of motocross accessories as well as performance sport sunglass and snow sport goggle lens replacement kits, which enable consumers to interchange the color of lenses in our performance sport sunglasses to adjust to various light conditions. Retail prices for our accessories range from $8 to $60.

Apparel

SPY® currently offers a line of branded apparel and accessories featuring, tee-shirts, hooded sweatshirts, cycling apparel and hats.

Sales and Distribution

Our strategic growth is rooted in the careful selection of those retail accounts that are able to effectively serve our target market. We sell our products directly to numerous retail locations in North America. We also sell to numerous retail locations internationally, supported by our international distributors. Prior to and during 2012, our direct sales and marketing, as well as our traditional international distribution activities outside of North America were primarily serviced by our wholly owned European subsidiary, SPY Europe, located in Varese, Italy.  In 2013, these international distribution activities will be primarily serviced by SPY North America with support of certain activities by SPY Europe with respect to our distribution in Europe, Middle East and Africa. Our distribution strategy, focused on the action sports and lifestyle markets, is important to developing new channel business and fostering stronger business with our current national account partners. We believe the largest current growth opportunity for our brand, outside of the Happy LensTM opportunity, is expanding our presence in the prescription frame and performance sport sunglasses distribution channels and increasing other product sales into additional sporting goods, sunglass specialty and optical retailers domestically and internationally. As a result, we intend to focus substantial resources towards our brand development and growing sales of our products to these types of retail accounts and to larger, more mainstream retail accounts for our products incorporating the Happy LensTM. Additionally, we also sell direct to consumers primarily in North America through our e-commerce website, www.spyoptic.com, as well as through several other on-line channels.

North America Sales and Distribution

We sell our products to retailers who merchandise our products in a manner consistent with the image of our brand and the quality of our products, such as Sunglass Hut, Zumiez, Tilly’s and Sport Chalet. We have developed collaborations with multi-store action sport, sporting goods, sunglass specialty, lifestyle retailers and prescription optical retailers in North America and other individually-owned-and-operated specialty retailers focusing on surfing, cycling and multi-sports, skateboarding, snowboarding, snow skiing, motocross, wakeboarding and mountain biking. Our domestic sales force consists of independent non-exclusive field sales representatives and an internal sales organization.

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

International Sales and Distribution

Our products are currently sold in over 50 countries outside of North America. International sales to foreign countries outside of North America accounted for 14% and 16% of our total net sales for the years ended December 31, 2012 and 2011, respectively.

Prior to and during 2012, we utilized a direct sales model using independent sales representatives in several of our larger markets in Europe and generally used a traditional distribution model in all other international markets except Canada. Such direct sales comprised about 3% and 4%, respectively, of our total net sales in 2012 and 2011.  In September 2012, we announced that effective January 1, 2013, we would change our direct model in those several European countries and instead, begin using traditional distributors in all previously direct markets so that substantially all of our international sales (except Canada) use a traditional distribution model. We believe the traditional distribution model is more cost effective and will allow us to expand our European and other international markets more quickly.

Prior to and during 2012, our direct sales and marketing, as well as our traditional international distribution activities outside of North America were primarily serviced by our wholly owned European subsidiary, SPY Europe, located in Varese, Italy.  In 2013, these international distribution activities will be primarily serviced by SPY North America with support of certain activities by SPY Europe with respect to our distribution in Europe, Middle East and Africa.

Our international distributors utilize an independent or hired sales force consisting of non-exclusive sales representatives in the regions of Europe, Middle East and Africa, Asia Pacific, Central America and South America. These distributors help us ensure that each region is provided with the marketing, sales support and product mix that is complementary to the needs of retailers within their respective territories.

The traditional distribution model allows us to sell products within certain countries without making a substantial investment in that country and penetrate new markets more quickly by leveraging our distributors’ existing sales and service structure. Products are sold to an authorized distributor in the country who, in turn, provides all sales, service, marketing and accounting functions for the dealer base within that country and reduces our administrative costs. The effectiveness of this model is directly related to the effectiveness of the distribution partners in the relevant markets, which, in turn, is affected by our brand’s overall strength in the action sports market.

We regularly evaluate alternative distribution models with the goal of increasing our international sales.

Promotion and Advertising

The marketing, promotions and public relations of our SPY® brand are all managed by our in-house staff, with the assistance of specialized athlete consultants. This structure is designed to enable us to deliver a targeted, consistent, happy and recognized advertising message across all consumer touch points. We generally do not use outside marketing agencies, preferring instead to rely on our internal marketing and art departments to create and manage our advertisements and various marketing initiatives. Our marketing is informed through collaboration with our roster of athletes, many of which we believe are “world class” in stature.

We market at the grassroots level in the action sports market and its attendant lifestyle markets. At the same time, we have recently expanded to include higher profile media through broadcast and outdoor advertising.

Our promotions and advertising emphasize what we believe are the distinguishing features of our SPY® brand, and builds upon the authenticity and credibility of our athletes. Marketing efforts are focused on the youth culture, with an emphasis on the 18 to 35 year old demographic. Our advertising and promotional strategy primarily consists of athlete sponsorship, online/digital communications, television, outdoor media, SPY® branded and co-sponsored events, promotional vehicle tours, print advertisements, music, film and online marketing programs.

We employ managers and or consultants to coordinate our surf, cycling, snowboard, ski, motocross, motosports and wakeboard sectors of the action sports market, all of whom possess expertise within their specific discipline. Most of our managers were professional athletes and remain involved within their specific sports. Our managers are responsible for selecting sponsored athletes, grassroots marketing and creating special event initiatives, maintaining industry relationships and directing print advertising placement within their segment.

We are extremely selective with athlete sponsorship and seek to work with those who are the right fit for our brand in their athletic pursuits, lifestyle and ability to influence youth culture on a regional, domestic or international level. We sponsor domestic and international teams of world-class athletes who wear our eyewear and goggles, use our products and prominently display the SPY® brand and its distinctive “cross” logo in competitions and in other public appearances. We also produce or sponsor films featuring our athletes, and support contests and other events in which our athletes promote our products. Some of our best-known athletes across a multitude of sports include:

Surfers—John John Florence, Nate Tyler, Joel Tudor, Alex Gray, Parker Coffin and Alana Blanchard

Snowboarders —Louie Vito, DCP, Eero Niemela and Darrell Mathes

Skiers—Ahmet Dadali, Wiley Miller and JF Houle

Snowmobile Rider—Tucker Hibbert

Wakeboarders—Danny Harf, Bob Soven, Tom Fooshee and the Bonifay brothers—Parks and Shane

Motocross Riders—Justin Barcia, Jeremy McGrath and Kevin Windham

NASCAR Driver—Dale Earnhardt Jr.

Rally Car Racer—Ken Block

IndyCar Racer—J.R. Hildebrand

Cyclists—Matthew Busche, Ryan Trebon, Phil Gaimon, Jonathan Page and Nicole Duke

Mountain Bikers—Sam Hill, Troy Brosnan and Mike Montgomery

Triathletes—Chris McDonald, Leon Griffin and Ian Mikelson

BMX Riders—Cory Bohan, Gary Young and Brandon Dosch

We sponsor national and regional action sports events and employ a SPY® vehicle-marketing program designed to fortify the SPY® brand at trade shows and action sports, music and lifestyle events.

Our marketing program, which includes our outdoor and print campaigns, combines our happy, irreverent brand attributes with our sponsored athletes’ personalities and lifestyles and creative product photography. We believe we benefit from the exposure generated by our athletes as an editorial endorsement of our products performance and style. We work with major trade magazines, including Velo News, Transworld Business and Snow Industries of America Daily News, who publish special product reports, including reports featuring our products, in conjunction with international and domestic action sports and power sports trade shows. We also attend relevant major action sport, cycling, outdoor and prescription optical trade shows in North America, Europe and the Asia/Pacific region to promote our brand and products.

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

In order to respond effectively to changing consumer preferences, we stay abreast of emerging lifestyle, technical and fashion trends in the action sports, performance and lifestyle markets. Our design team and marketing staff regularly monitor regional, domestic and international fashion in order to identify trends that may be incorporated into future product designs.

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

Our goal is to differentiate our products from those of our competitors by incorporating innovative designs, advanced optical technology, and premium components and materials. For example, during 2011 and 2012 we applied to the USPTO for patent protection of what we believe is an innovative lens technology, branded Happy LensTM, which, among other attributes, is designed to filter out harmful short-wave blue light and Ultraviolet sun light, while still enabling the right amount of “good” long wave blue light rays to get through the lens. We believe studies have shown that the right amounts of blue wave light rays may have beneficial attributes. We believe that the experience of our design team will help us maintain our position as a recognized brand in the action sports and lifestyle markets and help us expand the scope of our products into the prescription frame and performance sport sunglass markets.

Research and development expenses during both years ended December 31, 2012 and 2011 were approximately $0.6 million.

Product Technologies

Sunglass Lens Technology

Our Accurate Radius Curvature, or ARC®, prismatic lenses are used in most of our sunglasses and are designed to provide optically correct, distortion-free vision and a total absence of prismatic aberration and astigmatism. Our ARC® lens becomes thinner as it moves away from the optical center of the lens. This feature is designed to complement the natural curvature of the human eye to provide clarity at all angles of vision, eliminate distortion and selectively filter out light waves that cause eye fatigue and discomfort. The lens properties, combined with high-quality, vacuum-applied surface coatings, are designed to manipulate the light spectrum to ensure maximum visual performance with no distortion. We also offer a number of surface coatings to achieve different lens colors by absorbing and reflecting different wavelengths in the light spectrum. In addition, we integrate filtering agents into our lens manufacturing process, which is designed to provide eye protection in every type of environment. All of our lenses provide complete UV protection, including UVA, UVB, and UVC energy, and are designed to protect against the harmful effects of solar radiation.

Some of our products incorporate high-quality injected polarized lenses. Our Trident™ polarized lenses are designed to diffuse glare through the use of a highly advanced polarizing filter placed between two injected lens layers. Some of our products are also ANSI certified and meet the Z87.1 standard, which stipulates criteria for aspects of quality and safety that the consumer would not be able to assess visually. This includes elements such as transmittance (e.g., being able to distinguish between a green and yellow light in average daylight), cosmetic quality (eliminating cracks or bubbles in the plastic), and durability tests (including flame resistance).

Happy Lens™ Technology

During 2011 and 2012, we applied to the USPTO for a patent to protect what we believe is an innovative technology, branded Happy LensTM. The SPY® Happy Lens™ technology fuses years of optics design experience with contemporary research into human color preference. The SPY® Happy Lens™ provides 100 percent UV protection, blocks more than 99 percent of glare, provides remarkable contrast, depth perception and color enhancement, and it is also designed to “harmonize” with the body’s physiological preference for a specific color transmission, optimized through the important long-wave blue light wavelengths where the “uplifting” effects of long wave blue (“happy”) light are most prevalent.

 In early 2013, we began volume shipments of products containing this Happy Lens™ technology, in 11 styles.

Snow Sport Goggle Technology

•
ARC® Spherical Goggle Lenses.    Our ARC® spherical goggle lenses employ the same technology as our sunglass lenses. Our goggle lenses consist of an integrated dual lens system that is designed to enable the inner lens to conform to body temperature and the outer lens to conform to environmental temperature to eliminate fogging of the lenses. The outer lens is a high-density, scratch-resistant injected ARC® polycarbonate lens. The thermal spacer between the two lenses consists of an engineered acrylic-based bonding agent and closed-cell 3M foam gasket. The inner lens is made of spherically thermoformed, anti-fog impregnated propionate.

•
Isotron™ Foam.    The interior lining of our snow sport goggles that makes contact with an individual’s face, which we refer to as Isotron foam, is engineered from high-quality, ergonomic thermoformed foam designed to provide each user with a comfortable, custom fit and a superior seal around his or her face. On several models, our Isotron foam is designed to work in conjunction with our Dri-Force™ fleece to wick moisture away from an individual’s face.

•
Optics by Carl Zeiss Vision.    During 2010, we introduced this lens technology to the Soldier and the Bias lines of sport goggles. We collaborated with Optics by Carl Zeiss Vision on this technology. This lens program is designed to provide optical performance, clarity and toughness for lens tints and mirror in all conditions.

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

•
Sweat Absorption System.  We have developed a two-stage moisture-wicking system that absorbs significantly more perspiration than our standard fleece-lined Isotron foam, which we refer to as Sweat Absorption System, or SAS. Our SAS consists of a removable pad, which can be replaced to prevent perspiration from entering a user’s eyes. We have obtained a U.S. patent for our SAS two-stage moisture wicking system for use in goggles.

•
Isotron™ Foam.  Our motocross goggles, like our snowboard goggles, utilize our Isotron foam designed to create a comfortable, ergonomic fit and superior seal around an individual’s face. All of our motocross goggles also utilize high-density filter foam, designed to prevent dust and dirt from entering the rider’s field of vision and to enhance air circulation to minimize fogging of the lens.

•
Geo Force Face Foam.  Our high-performance face foam features a unique, embossed, reticulated geometric pattern and face seal groove.  It reduces skin contact area by approximately 35%, allowing air to cool the face while also increasing fleece surface area for greater moisture wicking and absorption.

Manufacturing

During 2012, we purchased a majority of our sunglass products from one manufacturer in China, and to a lesser extent from one manufacturer in Italy (LEM S.r.l. or “LEM”) and other manufacturers in China.  In the future, we believe we will purchase a greater portion of our sunglasses sourced from several manufacturers in China. This is in contrast to 2011, when our sunglasses products were sourced equally from one manufacturer in China and LEM.  In addition, the polar lens for our new Happy Lens™ products are currently available from only one supplier located in France.

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

The vast majority of our goggle products are manufactured by Korea OGK Co. Ltd. in China (“OGK”). We expect to continue manufacturing a majority of our goggles through OGK for the foreseeable future. Our goggle manufacturing process begins with the fabrication of the goggle frame. The final mold for each goggle model is injected with intensely heated polyurethane. The frame components are then washed using a cleaning process that is designed to ensure secure paint adherence. After cleaning, each frame is subjected to our painting process, which can include up to four layers of paint and often includes printing custom paint designs. Several key components of our products are assembled using overmolding or a sonic welding process to help secure the bond between materials, and all of our metal logos and details are hand painted and set into the frame.

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

Source and Availability of Raw Materials

The principal raw materials and parts purchased for the manufacturing of our products include plastic resins, metal alloys and plastic lenses and frame parts, which are sourced from several foreign manufacturers.

Any shortage of raw materials or inability of a manufacturer to procure from other vendors or to manufacture or ship our products in a timely manner, or at all, could impair our ability to ship orders of our products in a timely manner and could cause us to miss the delivery requirements of our customers. However, we believe that most of the components for our products can be obtained from one or more alternative sources within a relatively short period of time, if necessary.

Customers

Our products are currently sold in the United States, Canada and in over 50 other countries outside of North America. Our customer base reflects our heritage and influence across the action sports and lifestyle markets and a distribution strategy that focuses on action sports, sporting goods, sunglass specialty and lifestyle retailers. Our sales are spread over a large customer base. No single customer or group of related customers accounted for more than 10% of our net sales during either of the years ended December 31, 2012 or 2011.

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

Intellectual Property

We use a combination of patent, trademark, copyright, trade secret and trade dress laws, as well as confidentiality agreements, to aggressively protect our intellectual property, including product designs, product research and development and recognized trademarks. We believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our products, identifying our brand and distinguishing our products from those of our competitors. We have six U.S. utility patents with respect to our products as follows: one regarding our sports goggle (expires in 2022); four regarding our Scoop® airflow technology (expiring through 2015); and one regarding our screen for eye protection goggles (expires 2025). We have 22 U.S. design patents with respect to our products as follows: 21 regarding our sunglasses (expire between 2012 and 2025); and one of our goggle patents (expires in 2013). We continue to file patent applications (including multiple applications for patent protection of our Happy Lens™ filed with the USPTO during 2011 and 2012) on our inventions that are significant to our business and pursue significant trademarks where applicable.

Our federally registered trademarks include SPY, Spy, SpyOptic, EyeSpy, Windows For Your Head, Scoop, Delta Photochromic, Dri-Force, ARC, a “trident” design, Plus System, Zed, Haymaker, Hielo, Logan, HSX, MC2, Dirty Mo, Tron, Dirk, McCoy, Helm, Whip, a “triangle with cross” design, a “cross with bar” design, and three “cross” designs. Our unregistered or pending marks include, but are not limited to Spy (various), SPY Optic Inc., Doom, Spectra, Geo Force, AdoptATrack and Happy Lens. We seek to dissuade counterfeiting by monitoring the domestic and international marketplace through our staff and services provided by outside firms that specialize in anti-counterfeiting measures. Our employees, sales representatives, distributors and retailers also help us to police against infringing products by notifying us of any suspect products, confiscating counterfeit products, and assisting law enforcement agencies. Our sales representatives are also educated on our patents and trade dress and assist in preventing potentially infringing products from obtaining retail shelf space.

Competition

SPY® competes with sunglass and goggle brands in various niches of the action sports and other sport markets, including brands such as Oakley, Ray-Ban, Dragon Optical, Anon Optics, Von Zipper, Electric Visual, Arnette, Scott and Smith Optics. We also compete with broader lifestyle brands that offer eyewear products, such as Quiksilver, Fox and Maui Jim. In both markets, we compete primarily on the basis of design, performance, price, value, quality, brand name, marketing and distribution.

Seasonality

Our net sales fluctuate from quarter to quarter as a result of changes in demand for our products. Historically, we have experienced greater net sales in the second and third quarters of the fiscal year as a result of the seasonality of our products and the markets in which we sell our products, and our first and fourth fiscal quarters have traditionally been our weakest operating quarters due to seasonality. We generally sell more of our sunglass products in the first half of the fiscal year and a majority of our goggle products in the last half of the fiscal year. We anticipate that this seasonal impact on our net sales will continue. As a result, our net sales and operating results have fluctuated significantly from period to period in the past, and are likely to do so in the future.

Employees

As of December 31, 2012, SPY North America and SPY Europe employed a total of 82 full-time employees and four part-time employees, including 79 employees in the United States and seven employees in the rest of the world. This aggregate number of employees consists of 36 in sales and marketing, 18 in general and administration, four in research and development and 28 in manufacturing support and fulfillment operations. We have never had a work stoppage. We consider our employee relations to be good.

Corporate Information

We operate our business through our subsidiaries, and currently have one wholly owned subsidiary incorporated in California, Spy Optic Inc., and one wholly owned subsidiary incorporated in Italy, Spy Optic Europe S.r.l.S.U.

Compliance with Environmental Laws

Our business does not require us to comply with any particular environmental regulations.

Available Information

As a public company, we are required to file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and other information (including any amendments) with the Securities and Exchange Commission (the “SEC”).  You may read and copy such material at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00 a.m. to 3:00 p.m.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  You can also find the Company’s SEC filings at the SEC’s website at http://www.sec.gov.

Our Internet address is http://www.spyoptic.com.  Information contained on our website is not part of this Annual Report on Form 10-K. Our SEC filings (including any amendments) will be made available free of charge on our investor relations website, http://investor.spyoptic.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC.

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

Risks Related to Our Business

We have approximately $23.9 million in outstanding indebtedness due under our lines of credit, term notes and capital leases, and will be required to increase the amount borrowed under existing debt facilities, and may be required to seek additional debt or equity financing to fund our short-term working capital requirements, which borrowings and financing may not be available to us.

On December 31, 2012, our subsidiary, SPY North America, had outstanding borrowings as follows:

•
$4.6 million outstanding (out of a total of $5.7 million available) under a credit line issued by BFI Business Finance (“BFI”), which line of credit provides for maximum borrowings of $7.0 million (the “BFI Line of Credit”);

•
$8.5 million outstanding (out of a total of $10.0 million available) under a line of credit issued by Costa Brava Partnership III, L.P. (“Costa Brava”), which line of credit provides for maximum borrowings of $10.0 million (the “Costa Brava Line of Credit”);

•	$7.0 million term loan issued to Costa Brava;

•	$1.5 million aggregate term loans issued to Harlingwood (Alpha) LLC (“Harlingwood”) (the “Harlingwood Notes”); and

•
 $2.1 million of unpaid accrued interest, added to the outstanding principal amounts due under term loans issued to Costa Brava and Harlingwood rather than paid in cash (sometimes referred to as “Accrued PIK Interest”).

We will be required to maintain our ability to borrow the full amounts under the BFI Line of Credit and the Costa Brava Line of Credit, and anticipate that we will be required to increase our outstanding borrowings under these lines in the short term up to their maximum availability, to fund our short-term working capital requirements and continue as a going concern. The amount we can borrow under the BFI Line of Credit is heavily dependent on our sales levels and eligible inventory, and the actual amount available for borrowing may be substantially less than $7.0 million. In addition, BFI may reduce our borrowing availability under the BFI Line of Credit in certain circumstances, including if BFI determines, in good faith, that SPY North America’s creditworthiness has declined, the collectability of its accounts receivables has deteriorated, the turnover of SPY North America’s inventory has changed materially or the liquidation value of such inventory has decreased. Further, BFI may declare SPY North America to be in default if SPY North America experiences a material adverse change in its business, financial condition or in its ability to perform its obligations under the BFI Line of Credit loan agreement. In addition, if we are unable to extend the maturity date of all of our Costa Brava and Harlingwood borrowings at least a year before their maturity date on April 1, 2014, BFI may determine such inability to be a material adverse change, and therefore terminate the BFI Line of Credit and declare all amounts thereunder due and payable. In the event we are unable to access available borrowings under the BFI Line of Credit or Costa Brava Line of Credit, we will likely be unable to fund our short-term working capital requirements or otherwise continue as a going concern.

The Chairman of our board of directors, Seth Hamot, is the president and sole member of Roark, Rearden & Hamot, which is the sole general partner of Costa Brava.  Fir Geenen, a member of our board of directors, is the manager of the limited liability company that is the manager of Harlingwood. Costa Brava and Harlingwood are major shareholders of the Company with common stock ownership of 48.4% and 5.4%, respectively, or 52.1% and 12.8% on an as converted basis, respectively, at December 31, 2012.

Most of our outstanding indebtedness is due and payable on April 1, 2014 and if not extended on or before its maturity date, we expect to be unable to pay such indebtedness when due.  If we are unable to extend the maturity date, or otherwise restructure such indebtedness, we will be in default and will need to raise additional capital to continue our operations.

At December 31, 2012, we had total borrowings from Costa Brava of approximately $17.5 million due and payable on April 1, 2014, approximately $4.6 million in total borrowings from BFI due and payable on February 14, 2014, unless renewed, and approximately $1.5 million payable to Harlingwood due and payable on April 1, 2014. We anticipate needing to increase our borrowings under the BFI Line of Credit and Costa Brava Line of Credit to the maximum amount permitted, and further increase our borrowings under the Costa Brava debt and Harlingwood Notes in the amount of additional Accrued PIK Interest due, thereby increasing the aggregate amount of indebtedness due and payable on or before April 2014.

We do not anticipate generating sufficient revenue and profit to repay these borrowings in full when due. Therefore, we will need to seek renewal of the BFI Line of Credit at its next annual renewal in February 2014, and to extend the April 2014 maturity dates of the Costa Brava and Harlingwood indebtedness. If we are unable to renew the BFI Line of Credit or extend the maturity dates of the Costa Brava and Harlingwood indebtedness, we will be required to raise additional capital through debt and/or equity financing to continue our operations.  No assurances can be given that any such financing will be available to us on favorable terms, if at all. At this time, we do not have any commitments for alternative financings or for an extension of the maturity dates of the Costa Brava or Harlingwood indebtedness. The inability to obtain debt or equity financing in a timely manner and in amounts sufficient to fund our operations, if necessary, would have an immediate and substantial adverse impact on our business, financial condition or results of operations.

The level of our future capital needs are uncertain, and we may need to raise additional funds in the next twelve months which may not be available on acceptable terms or at all.

We have incurred significant losses and negative cash flow from operations, including during the year ended December 31, 2012. We anticipate that we will need additional capital during the next twelve months to support our planned operations. Our capital requirements will depend on many factors, including:

•	the acceptance of and demand for our products;

•	the costs associated to maintain and grow our business;

•	the costs of developing, producing and selling new and/or existing products;

•	the costs of marketing the SPY® brand; and

•	working capital requirements, including working capital necessary to support growth, if any.

We intend to continue borrowing under our existing BFI Line of Credit and Costa Brava Line of Credit, provided they remain available, and on terms acceptable to us. If our existing credit arrangements do not provide us with sufficient liquidity, we intend to raise capital through a combination of debt and/or equity financings. However, no assurances can be given that any such financing will be available to us on favorable terms, if at all.

Economic conditions could adversely impact our liquidity and our ability to obtain financing, including counterparty risk.

Disruptions in the credit and financial markets and resulting decline in general economic and business conditions may adversely impact our access to capital through our BFI Line of Credit and other sources. The economic environment could cause lenders to fail to extend credit to us, and cause lenders and other counterparties who provide credit to us to breach their obligations to us, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under our credit arrangements, any of which would have an immediate and substantial adverse impact on our business, financial condition and results of operations. Also, if we require additional financing as a result of the foregoing or other factors, turmoil in capital markets could negatively impact our ability to obtain such financing. Our access to additional financing will depend on a variety of factors (many of which we have little or no control over) such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of our long- or short-term financial prospects.

We have a history of significant losses. If we do not achieve or sustain profitability, our financial condition and stock price could suffer.

We have a history of losses and we may continue to incur losses for the foreseeable future.  As of December 31, 2012, our accumulated deficit was $58.7 million and, during the year ended December 31, 2012, we incurred a net loss of $7.2 million. We have not achieved profitability for a full fiscal year since our initial public offering. If we are unable to maintain or grow our revenues, or if we are unable to reduce operating expenses sufficiently, we will not be able to achieve profitability in the near future or at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve profitability within a short period of time, or at all, or if we are unable to sustain profitability at satisfactory levels, our financial condition and stock price could be adversely affected.

Substantially all of our assets are pledged to secure obligations under our outstanding indebtedness.

SPY North America granted a security interest in substantially all of its assets to BFI as security for its obligations under the BFI Line of Credit. SPY North America also has established bank accounts in BFI’s name into which collections on U.S. and Canadian accounts receivable and other collateral are deposited. BFI is entitled to sweep all amounts deposited into the BFI collateral accounts and apply such amounts to outstanding obligations under the BFI Line of Credit. Additionally, we guaranteed SPY North America’s obligations under the BFI Line of Credit and granted BFI a blanket security interest in substantially all of its assets as security for its obligations under its guaranty.

If SPY North America defaults on any of its obligations under the BFI Line of Credit, BFI will be entitled to exercise remedies available to it resulting from such default, including increasing the applicable interest rate on all amounts outstanding under the BFI Line of Credit, declaring all amounts due thereunder immediately due and payable, assuming control of the BFI collateral accounts or any other assets pledged by us or SPY North America, and directing our customers to make payments directly to BFI. Our results of operations and financial condition would be harmed as a result of BFI’s exercise of its remedies in the event of a default.

The restructure plan we announced in August 2012 could have an adverse impact on our business.

During the third quarter of 2012, we commenced a restructuring intended to reduce spending and the level of our sales required to break even on an operating basis.  These actions included (i) reducing staffing levels, (ii) changing the direct portion of our European business into a distribution model, and (iii) reducing anticipated marketing expenses.  The staffing reductions included reductions in our shipping and warehousing, sales, marketing, and general and administrative staff by approximately 20 employees in North America and Europe. As a result of the restructuring:

•
our new distributors responsible for a number of key markets in Europe that were formerly direct customers serviced by SPY Europe and its independent sales representatives may not be successful in managing the existing dealer/retailer customers or growing the business.  As such, there is a risk that our European sales could decline;

•
distributor sales are generally made at lower selling prices than in a direct selling model and therefore the future level of sales to these customers could decline and there is a risk that the reduced gross margin associated with the lower selling prices could offset the anticipated cost savings;

•	our sales growth or perceived brand value could be affected as a result of the anticipated reduction in spending on marketing programs;

•	management may have difficulties managing with a reduced level of personnel which could adversely affect the execution of its business plan or growth strategies;

•
international distributors who have previously been serviced by SPY Europe may be reluctant to be serviced primarily by SPY North America, and European distributors may have concerns about not having a fulfillment warehouse location in Europe; and

•	we may have insufficient staffing levels necessary to execute our business plan.

As a result of these risks, our plans to achieve break even on an operating basis may not be successful.

Any failure to maintain ongoing sales through our independent sales representatives or maintain our international distributor relationships could harm our business.

We sell our products to retail locations in the United States through our direct sales team and a network of independent sales representatives in the United States and Canada, and internationally through our international distributors. We rely on these independent sales representatives and distributors to provide customer contacts and market our products directly to our customer base. Our independent sales representatives are not obligated to continue selling our products, and they may terminate their arrangements with us at any time, with limited notice. We currently do not have long-term agreements with most of our international distributors. Our ability to maintain or increase our sales will depend in large part on our success in developing and maintaining relationships with our independent sales representatives and our international distributors. It is possible that we may not be able to maintain or expand these relationships successfully or secure agreements with additional sales representatives or distributors on commercially reasonable terms, or at all. Any failure to develop and maintain our relationships with our independent sales representatives or our international distributors, and any failure of our independent sales representatives or international distributors to effectively market our products, could harm our sales.

If we are unable to recruit and retain key personnel necessary to operate our business, our ability to develop and market our products successfully may be harmed.

We are heavily dependent on our current executive officers and management team. During 2011, we underwent a management restructuring and made a number of changes to our business operations. During 2012, we underwent a further restructuring of our business and management.  In connection with these restructurings, we experienced a significant number of changes in our senior management in 2011 and 2012.  Our recent restructurings may hurt our ability to recruit and retain employees.  The loss of any key employee or the inability to attract or retain qualified personnel, including product design and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell our products and damage our brand. Our future success may also depend on our ability to attract and retain additional qualified management, design and sales and marketing personnel. We do not currently have key man insurance on any of our employees. If our management team is unable to execute our business strategy, our business may be harmed, which could adversely impact our branding strategy, product development strategy and sales.

If our marketing efforts are not effective or if the amounts we are able to invest in our brands are insufficient as a result of recent restructuring actions, or if we have insufficient financial resources, our SPY® brand may not achieve the broad recognition necessary for our success.

We believe that broader recognition and favorable perception of our SPY® brand is essential to our future success. Accordingly, we intend to continue our brand development strategy through a variety of marketing initiatives designed to foster recognition for our brands in action sports and its attendant lifestyle cultures. If we are unsuccessful, these marketing expenses may never be offset, and we may be unable to maintain or increase our sales. Successful positioning of our brands depends largely on:

•	the success of our advertising and promotional efforts;

•	preservation of the relevancy and authenticity of our SPY® brand in our target demographic;

•	our ability to continue to provide innovative, stylish and high-quality products to our customers; and

•	managing the recognition and perception of our SPY® brand.

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

Our performance depends on general economic conditions and their impact on consumer confidence and discretionary consumer spending, both domestically and internationally, which weakened significantly beginning in 2008 and have and may continue to remain depressed. Our business and financial performance, including our sales and the collection of our accounts receivable, may continue to be adversely affected by the current weakness and any future weakness in economic activity and consumer spending in North America, Europe and in other regions of the world in which we do business. Further, economic factors such as a reduction in the availability of credit, increased or continuing unemployment levels, higher fuel and energy costs, rising interest rates, adverse conditions in the housing markets, financial market volatility, recession, reduced consumer confidence, savings rates, acts of terrorism, major epidemics and other factors affecting consumer spending behavior could adversely affect demand for our products. If consumer spending fails to increase, we may not be able to improve our sales. In addition, reduced consumer spending may cause us to lower prices or suffer increases in product returns, which would have a negative impact on gross profit.

We may not be able to compete effectively, which will cause our sales and market share to decline.

The action sports and lifestyle markets in which we compete are intensely competitive. Our SPY® brand competes with sunglass and goggle brands in various niches of the action sports market, including Oakley, Ray-Ban, Dragon Optical, Anon Optics, Von Zipper, Electric Visual, Arnette, Scott and Smith Optics. We also compete with broader lifestyle brands that offer eyewear products, such as Quiksilver, Fox and Maui Jim. In addition, our entry into the prescription frame market and performance sunglasses in 2011 and the Happy Lens™ in 2013 exposes us to various other competitors, most of which have been in this market for significant periods of time. In all markets, we compete primarily on the basis of fashion trends, design, performance, value, quality, brand recognition, marketing and distribution channels.

The purchasing decisions of consumers are highly subjective and can be influenced by many factors, such as marketing programs, product design and brand image. Several of our competitors enjoy substantial competitive advantages, including greater brand recognition, longer operating history, more comprehensive lines of products and greater financial resources for competitive activities, such as sales and marketing, research and development and strategic acquisitions. Our competitors may enter into business combinations or alliances that strengthen their competitive positions or prevent us from taking advantage of such combinations or alliances. They also may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or consumer preferences.

Our business may suffer if we fail to develop innovative and stylish products that are received favorably by our target customer audience.

We are continuously evaluating potential entries into or expansion of new product offerings. In expanding our product offerings, we intend to leverage our sales and marketing platform and customer base to develop these opportunities. While we believe we have generally been successful promoting our SPY® branded products in our target domestic markets, we have not achieved the success desired in promoting our SPY® branded products in our target international markets or our previously licensed brands, such as O’Neill® , Melodies by MJB® or Margaritaville®. We cannot predict whether we will be successful in gaining market acceptance for any new products that we may develop, such as our recent addition of prescription frame and performance sport sunglass product lines in 2011 and our Happy Lens™ products introduced in early 2013 and anticipated to be introduced in the future. In addition, expansion of our business into new product offerings has required and will require us to incur significant sales and marketing and research and development expenses, and, in the case of our prescription frame and performance sport sunglass product lines, may target different retail and distribution sales channels where our SPY® brand could be weaker. These requirements could strain our management, financial and operational resources. Additional challenges that may affect our ability to expand our product offerings include our ability to:

•	increase awareness and popularity of, and the demand for, our existing brands;

•	establish awareness of and customer demand for any new brands or products we may introduce or acquire;

•	attract, acquire and retain customers at a reasonable cost;

•	achieve and maintain a critical mass of customers and orders across all of our product offerings;

•	maintain or improve our gross margins;

•	produce and receive product on-time and according to specification through third party manufacturers;

•	compete effectively in highly competitive markets; and

•	expand our international penetration through a traditional distribution model.

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

We will be unable to compete effectively and our sales may decrease if we fail to develop innovative and stylish products, anticipate product opportunities based upon emerging technologies and standards and fail to develop products and solutions that incorporate these trends, technologies and standards in a timely manner.

The action sports and lifestyle markets are subject to constantly changing consumer preferences based on fashion and performance trends. Our success depends largely on the continued strength of our SPY® brand and our ability to continue to introduce innovative and stylish products that are accepted by consumers in our target markets. We must anticipate the rapidly changing preferences of consumers and provide products that appeal to their preferences in a timely manner while preserving the relevancy and authenticity of our SPY® brand. Decisions regarding product designs must be made months in advance of the time when consumer acceptance can be measured. If we do not continue to develop innovative and stylish products that provide greater performance and design attributes than the products of our competitors and that are accepted by our targeted consumers, we may lose customer loyalty, which could result in declines in our sales, gross profit and market share.

To date, we have introduced various sunglass and goggle products developed around various technologies and standards, and we may spend significant time and money on research and development to design and develop products around any new emerging technologies or industry standards. If an emerging technology or industry standard that we have identified or innovative technology that we have developed such as the Happy Lens™ fails to achieve broad market acceptance in our target markets, we may be unable to generate significant revenue from our research and development efforts. Moreover, even if we are able to develop products using adopted standards, our products may not be accepted in our target markets or may have excess inventory or require inventory write-offs. As a result, our business would be materially harmed.

If we are unable to maintain and expand our endorsements by professional athletes, our ability to market and sell our products or develop new products may be harmed.

A key element of our marketing strategy is to obtain endorsements from prominent athletes to sell our products, preserve the relevancy and authenticity of our brands and to support new products. We generally enter into endorsement contracts with our athletes for terms of one to three years. There can be no assurance that we will be able to maintain our existing relationships with these athletes in the future or that we will be able to attract new athletes to endorse our products in order to grow our brands or product categories. Further, we may not select athletes that are sufficiently popular with our target demographics or successful in their respective sports. Even if we do select successful athletes, we may not be successful in negotiating commercially reasonable terms with those individuals. If we are unable in the future to secure athletes or arrange athlete endorsements of our products on terms we deem to be reasonable, we may be required to modify our marketing platform and to rely more heavily on other forms of marketing and promotion which may not prove to be as effective as endorsements, or may adversely affect our ability to develop new products. In addition, negative publicity concerning any of our sponsored athletes could harm our brands and adversely impact our business.

Our business could be harmed if we fail to maintain proper inventory levels.

The vast majority of our business is at once and therefore we do not have significant backlog. We place orders with our manufacturers for the vast majority of our products prior to the time we receive orders for these products from our customers because the product purchase lead times required by our manufacturers is generally longer than our customer order fulfillment requirements. We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery, and to a lesser extent in the future to fulfill the remaining minimum purchase requirements under our supply agreement with LEM. We also maintain an inventory of selected products that we anticipate will be in high demand. We may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand have historically, and may in the future result in inventory write-downs and the sale of excess inventory at discounted prices, which could significantly impair our brand’s image and harm our operating results and financial condition.

Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require at the time our customers need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships and diminish brand loyalty, thereby harming our business.

Our manufacturers must be able to continue to procure raw materials and we must continue to receive timely deliveries from our manufacturers to sell our products profitably.

The capacity of our manufacturers to manufacture our products is dependent in substantial part, upon the availability of raw materials used in the fabrication of sunglasses and goggles. Any shortage of raw materials or inability of a manufacturer to procure from other vendors or to manufacture or ship our products in a timely manner, or at all, could impair our ability to ship orders of our products in a timely manner and could cause us to miss the delivery requirements of our customers. As a result, we could experience cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could harm our net sales, result of operations and reputation. Our manufacturers may experience shortages of raw materials and other production delays, which have resulted in, and may in the future result in, delays in deliveries of our products of up to several months.

Any interruption or termination of our relationships with our manufacturers could harm our business.

During 2012, we purchased the majority of our sunglass products from one manufacturer in China and to a lesser extent from one manufacturer in Italy (LEM S.r.l. or “LEM”) and several other manufacturers in China. In the future, we anticipate that we will purchase a greater portion of our sunglasses sourced from several manufacturers in China. The vast majority of our goggle products are manufactured by Korea OGK Co. Ltd. (“OGK”) in China. We expect to continue to manufacture a majority of our goggles through OGK for the foreseeable future. In addition, the polar lens for our new Happy Lens™ products are currently available from only one supplier located in France. We do not have long-term agreements with any of our manufacturers. We cannot be certain that we will not experience difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs and failures to comply with our requirements for the proper utilization of our intellectual property. In addition, our international manufacturers are subject to economic, regulatory and market conditions in their respective countries. Most of our manufacturers have extended credit to us and there can be no assurances that they will continue to do so on commercially reasonable terms, or at all. If our relationship with any of our manufacturers is interrupted or terminated for any reason, including the failure of any manufacturer to perform its obligations to us, we would need to locate alternative manufacturing sources. The establishment of new manufacturing relationships involves numerous uncertainties, and we may not be able to obtain alternative manufacturing sources in a manner that would enable us to meet our customer orders on a timely basis or on satisfactory commercial terms. If we are required to change any of our major manufacturers, we would likely experience increased costs, substantial disruptions and delays in the manufacture and shipment of our products and a loss of net sales.

We face international business, political, operational, financial and economic risks because a significant portion of our sales are to customers outside of the United States and virtually all of our inventory is purchased from foreign suppliers.

We are subject to risks inherent in international business, many of which are beyond our control, including:

•
difficulties in obtaining domestic and foreign export, import and other governmental approvals, permits and licenses and compliance with foreign laws, including employment laws in foreign countries in which we have employees and consultants;

•	transportation delays and difficulties of managing international distribution channels and suppliers;

•	longer payment cycles for, and greater difficulty collecting customer accounts receivable;

•	ability to finance our foreign operations;

•	fluctuations in currency exchange rates;

•
economic downturns in foreign countries or geographic regions in which our manufacturers are located, such as China and Italy, which among other things, may make expose the operations of our manufacturers to risk and increase our manufacturing costs;

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

Any of these factors could reduce our sales, decrease our gross margins or increase our expenses.

Fluctuations in foreign currency exchange rates could harm our results of operations.

We sell a majority of our products in transactions denominated in U.S. dollars. We sell most of our products in Canada in transactions denominated in the Canadian dollar. During 2012, we sold to our direct customers and distributors in Europe in transactions denominated in Euros. Beginning January 1, 2013, we began to sell to our European distributors in U.S. dollars and no longer sell to direct retail customers. If the U.S. dollar strengthens against foreign currencies such as the Euro, Canadian dollar, Japanese yen or other foreign currencies in countries in which we have significant sales, then the price that our customers are willing to pay may require renegotiation in order for our distributors or customers to achieve their desired gross margin targets. Additionally, we purchase products from LEM in transactions denominated in Euros and some of our manufacturing suppliers purchase raw materials for our products, such as the Happy Lens™, denominated in foreign currencies. If the U.S. dollar weakens against the Euro in the future, our cost of products purchased from LEM or raw materials sourced from Europe to Chinese manufacturing suppliers, including the Happy Lens™, could increase. Additionally, the expenses of our wholly owned subsidiary SPY Europe could also increase.

Because the effect of foreign exchange rates on our financial results can be significant, we have engaged in the past, and could in the future engage in, certain hedging activities to mitigate the impact of the translation of foreign currencies on our financial results over time. Our hedging activities have in the past reduced, but have not eliminated, the effects of foreign currency fluctuations. Factors that could impact the effectiveness of our hedging activities include the volatility of currency markets and the availability of hedging instruments. The degree to which our financial results are affected has depended in part upon the effectiveness of our hedging activities. As of December 31, 2012, we were not engaged in any foreign currency hedging activities nor do we have any plans to do so in the future.

If we fail to secure or protect our intellectual property rights, or upon expiration of our intellectual property rights, competitors may be able to use our technologies, which could weaken our competitive position, reduce our net sales or increase our costs.

We rely on patent, trademark, copyright, trade secret and trade dress laws to protect our proprietary rights with respect to product designs, product research and trademarks. Although our new Happy Lens™ products have a patent pending lens technology, the patent has not yet been approved. Our efforts to protect our intellectual property may not be effective and may be challenged by third parties. Despite our efforts, third parties may have violated and may in the future violate our intellectual property rights. In addition, other parties may independently develop similar or competing technologies. If we fail to protect our proprietary rights adequately, our competitors could imitate our products using processes or technologies developed by us and thereby potentially harm our competitive position and our financial condition. We are also susceptible to injury from parallel trade (i.e. gray markets) and counterfeiting of our products, which could harm our reputation for producing high-quality products from premium materials. Infringement claims and lawsuits likely would be expensive to resolve and would require substantial management time and resources. Any adverse determination in litigation could subject us to the loss of our rights to a particular patent, trademark, copyright or trade secret, could require us to obtain licenses from third parties, could prevent us from manufacturing, selling or using certain aspects of our products or could subject us to substantial liability, any of which would harm our results of operations.

Since we sell our products internationally and are dependent on foreign manufacturing in China and Italy, we also are dependent on the laws of foreign countries to protect our intellectual property. These laws may not protect intellectual property rights to the same extent or in the same manner as the laws of the U.S. Although we will continue to devote substantial resources to the establishment and protection of our intellectual property on a worldwide basis, we cannot be certain that these efforts will be successful or that the costs associated with protecting our rights abroad will not be significant. We have been unable to register SPY® as a trademark for our products in a few selected markets in which we do business. We currently have SPY® trademark applications pending for wearing apparel products in certain markets.

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

If we experience unexpected growth in our operations, our operational and financial systems, procedures and controls may need to be expanded and we may have to use or train and manage an increasing number of employees in contrast to the restructure plan we announced in August 2012 which contemplated having a reduced number of employees, any of which will distract our management team from our business plan and involve increased expenses. Our future success will depend substantially on the ability of our management team to manage any growth and spending effectively. These challenges may include:

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

Due to the nature of our products and the activities in which our products may be used, we may be subject to product liability claims or other litigation, including claims for serious personal injury, breach of contract, shareholder litigation or other litigation or governmental actions such as by the U.S. Federal Food and Drug Administration or U.S. Federal Trade Commission. Successful assertion against us of one or a series of large claims could harm our business by causing us to incur legal fees, distracting our management or causing us to pay damage awards.

In the event we are unable to remedy any deficiency we identify in our system of internal controls over financial reporting, or if our internal controls are not effective, our business and our stock price could suffer.

Under Section 404 of the Sarbanes-Oxley Act, or Section 404, management is required to assess the adequacy of our internal controls, remediate any deficiency that may be identified for which there are no compensating controls in place, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. As part of this continuous process, we may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404. If any deficiency we may find from time to time is not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 and the rules thereunder, we would be unable to conclude that our internal controls over financial reporting are effective, which could adversely affect investor confidence in our internal controls over financial reporting.

Risks Related to the Market for Our Common Stock

Our common stock is thinly traded and our stock price may be volatile.

The trading price of our common stock fluctuates due to numerous factors. Our stock is relatively illiquid, or “thinly traded,” which can enhance volatility in the share price and make it difficult for investors to buy or sell shares in the public market without materially affecting the quoted share price. For example, between January 1, 2011 and December 31, 2012, our stock has traded as high as $2.25 and as low as $1.01. In addition, the trading market for our common stock may be influenced by the public float that exists in our common stock from time to time. For example, although as of December 31, 2012, we have approximately 13.1 million shares outstanding, approximately 9.1 million, or approximately 69.7% of those shares are held by four stockholders, with Costa Brava, The Integrity Brands Fund, L.P. and Harlingwood owning approximately 48.4%, 10.2%, and 5.4% of our outstanding shares, respectively, excluding 1.0 million and 1.1 million shares which Costa Brava and Harlingwood may acquire, respectively through conversion of outstanding debt into shares of common stock. If any of those investors were to decide to sell a substantial portion of their respective shares, it would place substantial downward pressure on our stock price. The limited trading in our stock may make it difficult for investors to sell their shares in the public market at any given time at prevailing prices.

We also have 2,691,633 shares of our common stock reserved for issuance upon the exercise of outstanding stock options, of which 1,411,629 were fully vested and exercisable as of December 31, 2012. Additionally, we have 2,100,586 and 244,000 shares reserved for issuance upon the conversion of outstanding convertible debt and warrants, respectively. Additionally, existing and future Accrued PIK Interest on the Harlingwood debt may also convert into common shares. Most of our outstanding shares may be sold on the open market, subject to certain volume and other limitations on shares held by affiliates pursuant to Rule 144 pursuant to the Securities Act of 1933, as amended.

Our common stock now trades on the over-the-counter market, which may impact the liquidity of our common stock and our ability to raise additional capital.

Our stock is currently quoted on the OTC Bulletin Board. Selling our stock may be difficult because the limited trading market for our shares on the over-the-counter market could result in lower prices and larger spreads in the bid and ask prices of our shares, as well as lower trading volume. Our average trading volume for the quarter ending December 31, 2012 was less than 1,500 shares per trading day.  In addition, our ability to raise additional capital may be limited as a result of limited trading volume.

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

Our operating results fluctuate from quarter to quarter as a result of many factors, including changes in demand for our products, our effectiveness in managing our suppliers and costs, the timing of the introduction of new products seasonality and weather patterns. Historically, we have experienced greater sales in the second and third quarters of the fiscal year as a result of the seasonality of our products and the markets in which we sell our products, and our first and fourth fiscal quarters have traditionally been our weakest operating quarters due to seasonality. In addition, we generally have sold more of our sunglass products in the first half of the fiscal year and a majority of our goggle products in the last half of the fiscal year. We anticipate that this seasonal impact on our sales will continue. As a result, our net sales and operating results have fluctuated significantly from period to period in the past and are likely to do so in the future. These fluctuations could cause the market price of our common stock to decline. You should not rely on period-to-period or year over year comparisons of our operating results as an indication of our future performance. In future periods, our sales and results of operations may be below the expectations of analysts and investors, which could cause the market price of our common stock to decline.

Our expense levels in the future will be based, in large part, on our expectations regarding net sales and based on acquisitions we may complete or licensing agreements we may enter into. Many of our expenses are fixed in the short term or are incurred in advance of anticipated sales. We may not be able to decrease our expenses in a timely manner to offset any shortfall of sales and the vast majority of our sales are at once since we do not have significant backlog.

Because of their significant common stock ownership, some of our existing stockholders are able to exert control over us and our significant corporate decisions.

Four of our stockholders and affiliates controlled approximately 70.6% of our outstanding common stock as of December 31, 2012. Directors Seth Hamot, John Pound and Fir Geenen have direct or indirect control over approximately 48.9%, 10.5% and 5.5%, respectively, of our common stock. In addition, as of December 31, 2012 (i) Mr. Hamot may convert a portion of a promissory note that he beneficially owns through Costa Brava into 1.0 million shares of our common stock, which equates to approximately an additional 3.8% of our currently outstanding common stock and (ii) Mr. Geenen may convert a portion of a promissory note that he beneficially owns through Harlingwood into 1.1 million shares of our common stock, which equates to approximately an additional 7.4% of our currently outstanding common stock and additionally future Accrued PIK Interest on the Harlingwood debt may also be converted into common stock.  Our current executive officers, directors and their affiliates own or control, in the aggregate, approximately 68.6% of our outstanding common stock as of December 31, 2012. The interest of these stockholders may differ from that of minority holders. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

Our corporate headquarters totals 32,551 square feet and is located in Carlsbad, California. Effective November 2010, we entered into an amended lease for this facility which expires in December 2013 and has average monthly rent payments of approximately $29,000 per month.

We also lease one building in Varese, Italy which totals approximately 9,100 square feet with monthly lease payments of approximately €4,144 (approximately US$5,476). Effective March 2013, the lease rate was reduced to €1,500 per month and the number of square feet was reduced to approximately 6,500. This lease expires in March 2019 and has a 6-month notice period in the event we elect to terminate the lease prior to its expiration date.  In addition, we lease an office space totaling approximately 400 square feet in Vancouver, Canada at a monthly rate of CN$1,352.16 (approximately US$1,369), which is subject to annual renewal.

We believe our facilities are adequate for our current needs and that suitable additional or substitute space will be available to accommodate foreseeable expansion of our operations or to move our operations in the event one or more of our leases can no longer be renewed on commercially reasonable terms.

ITEM 3.       LEGAL PROCEEDINGS

From time to time we may be party to lawsuits in the ordinary course of business. We are not currently a party to any legal proceedings which we believe would have a material adverse impact to us.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market and Holders

Our common stock is quoted on the OTC Bulletin Board under the symbol “XSPY.OB” (and until February 15, 2012 it was quoted under the symbol ORNG.OB). At March 18, 2013, there were 13,115,540 stockholders of record of our common stock. Many of the holders are brokers and other institutions on behalf of stockholders, therefore we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

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

Common Stock Prices

On March 18, 2013, the closing sales price for our common stock was $1.46. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock as quoted on the Pink Sheets or OTC Bulletin Board.  Quotations for the common stock are market quotations that reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
	Stock Prices
	High	Low
2012
Fourth Quarter	$2.00	$1.01
Third Quarter	1.50	1.15
Second Quarter	1.65	1.25
First Quarter	1.80	1.45

2011
Fourth Quarter	$2.00	$1.25
Third Quarter	2.00	1.26
Second Quarter	1.85	1.40
First Quarter	2.25	1.25

Securities Authorized for Issuance under Compensation Plans

Set forth in the table below is certain information regarding the number of shares of our common stock that were subject to outstanding stock options or other compensation plan grants and awards as of December 31, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,691,633	$1.86	1,637,657

Total	2,691,633	$1.86	1,637,657

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as the development of new products, our ability to increase sales levels, manage expense levels, fund our operations and other statements regarding matters that are not historical are forward-looking statements. See “Special Note Regarding Forward-Looking Statements” at the beginning of this Annual Report.

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

Overview

SPY Inc. designs, markets and distributes premium sunglasses, goggles and prescription frame eyewear. In 1994, we began as a grassroots brand in Southern California with the goal of creating innovative and aesthetically progressive eyewear, and, in doing so, we believe we captured the imagination of the action sports market with authentic, distinctive, performance-driven products marketed and sold under the SPY® brand. Today, we believe the SPY® brand, symbolized by the distinct “cross” logo, is a well recognized eyewear brand in its segment of the action sports industry, with a reputation for high quality, style and innovation.

We were incorporated as Sports Colors, Inc. in California in August 1992, but we had no operations until April 1994, when we changed our name to Spy Optic, Inc. In November 2004, we reincorporated in Delaware and changed our name to Orange 21 Inc. In February 2012, we changed our name from Orange 21 Inc. to SPY Inc. to better reflect the focus of our business going forward.

References in this report to “we,” “our,” “us,” “SPY,” and “SPY Inc.” refer to SPY Inc. and its two operating subsidiaries – Spy Optic Inc. (“SPY North America”) and Spy Optic Europe S.r.l. S.U. (“SPY Europe”) – except where the context clearly indicates that the term refers only to SPY Inc. Effective December 31, 2010, we sold substantially all of our interest in LEM S.r.l. (“LEM”) and entered into a supply agreement with the purchaser. See “LEM Purchase Commitments” in Note 14 “Commitments and Contingencies” to the Consolidated Financial Statements.

SPY® and Spy Optic® are the registered trademarks of SPY Inc. and its subsidiaries.  O’Neill®, Margaritaville®, Melodies by MJB®, which were licensed brands previously sold by us, and other brands, names and trademarks contained in this report are the property of their respective owners.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.

Year Ended December 31, 2012 and 2011

Net Sales

Consolidated net sales increased by $2.2 million or 7% to $35.6 million for the year ended December 31, 2012 from $33.4 million for the year ended December 31, 2011.

Sales of our SPY® brand products in North America and internationally increased by $4.0 million or 13% to $35.1 million during the year ended December 31, 2012 from $31.1 million for the year ended December 31, 2011. SPY® sales included approximately $2.6 million of sales during the year ended December 31, 2012 considered to be closeouts, defined as (a) older styles not in the current product offering, or (b) the sales of certain excess inventory of current products sold at reduced prices generally to closeout channels, compared to $3.0 million of such sales during the year ended December 31, 2011. A significant portion of the SPY® sales growth was from increased North American sales of sunglasses, and our new prescription frame and performance sport sunglass product lines that were launched in late 2011.

Sales of licensed brands (O’Neill®, Melodies by MJB® and Margaritaville®) were $0.5 million during the year ended December 31, 2012 compared to $2.2 million during the year ended December 31, 2011. All of our sales of licensed brands during the year ended December 31, 2012 were considered to be closeout sales based on our decision during 2011 to cease making purchases of new licensed brand inventory. In July 2011, we entered into an agreement with Rose Colored Glasses LLC in which, among other matters, the parties agreed to terminate the existing license agreement for Melodies by MJB® effective March 31, 2012. Additionally, effective June 24, 2012, SPY North America terminated its agreement with O’Neill®. We had sold substantially all of our Margaritaville® products by December 31, 2012.

Sunglass sales represented approximately 77% and 73% of net sales during the year ended December 31, 2012 and 2011, respectively. Goggle sales represented approximately 22% and 27% of net sales during the year ended December 31, 2012 and 2011, respectively. Apparel and accessories represented approximately 1% of net sales during the year ended December 31, 2012 and less than 1% during 2011. North America net sales represented 86% and 84% of total net sales for the year ended December 31, 2012 and 2011, respectively. International (excluding Canada) net sales represented 14% and 16% of total net sales for the year ended December 31, 2012 and 2011, respectively.

Cost of Sales and Gross Profit

Our consolidated gross profit increased by $2.0 million or 14% to $16.4 million for the year ended December 31, 2012 from $14.4 million for the year ended December 31, 2011, primarily attributable to the sales increase at a higher gross profit as a percent of sales in 2012, as discussed below.

Gross profit, as a percentage of net sales, increased to 46% for the year ended December 31, 2012, from 43% for the year ended December 31, 2011, primarily due to (i) the negative effect of lower licensed brand margins in 2011, related to inventory reserves recorded in 2011 to reflect inventory at its then estimated net realizable value; (ii) a higher percentage of lower cost inventory purchases in 2012 from lower cost sources in China; (iii) significantly higher gross margin achieved on the close out sales of SPY® products in 2012 compared to 2011; and (iv) improved overall sales mix of our higher margin products, partially offset by increased levels of discounting in 2012, primarily due to increased levels of sales to major accounts. These gross margin increases were partially offset by (i) lower sales levels and the reduced gross margin in our international business primarily driven by weakness in the European economy, coupled with a change in our international sales mix between a higher margin European direct business and a lower margin distribution business and inventory reserves related to our decision in 2012 to change to a full distribution business model in Europe and the impact of foreign exchange; (ii) selling a portion of inventory during the year ended December 31, 2011 that was originally purchased from LEM in 2010 at its lower historical manufacturing cost and was being sold on a FIFO basis, thereby resulting in higher gross margins from the sale of those products during 2011, prior to generally higher cost purchases made from LEM after December 31, 2010, which comprised the vast majority of products purchased from LEM and sold during 2012; and (iii) increased freight costs primarily associated with generally increased level of air shipments in 2012.

Sales and Marketing Expense

Sales and marketing expense increased by $1.5 million or 12% to $13.8 million for the year ended December 31, 2012 from $12.3 million for the year ended December 31, 2011.  The increase is principally attributable to increased marketing efforts to promote our SPY® brand and our new SPY® products, and to a lesser extent the portion of the 2012 restructure expense in the third quarter included in sales and marketing expense. These increases were partially offset by reduced expense related to promotional efforts surrounding licensed brands that were significant during the year ended December 31, 2011, and nearly non-existent during the year ended December 31, 2012. The $1.5 million increase included: (i) $0.5 million attributable to a portion of the 2012 restructure expense included in sales and marketing; (ii) a $0.2 million increase in advertising, public relations, marketing events, and related marketing costs; (iii) a $0.1 million increase in sales and marketing related expenses primarily for additions in headcount; (iv) a $0.4 million increase in the cost of product displays; and (v) a $0.3 million increase in sales incentives and commissions associated with the sales growth during the year ended December 31, 2012.

General and Administrative Expense

General and administrative expense decreased by $2.2 million or 26% to $6.3 million for the year ended December 31, 2012, from $8.5 million for the year ended December 31, 2011. The decrease was primarily due to a reduction in expense related to severance, performance-based compensation, general corporate matters, legal and other professional services fees, which were at elevated levels for the year ended December 31, 2011 due to the restructuring of management in April 2011, partially offset by $0.1 million attributable to the portion of third quarter 2012 restructure expense that was included in general and administrative expense.

Shipping and Warehousing Expense

Shipping and warehousing expense increased by approximately $0.2 million or 24% to $0.8 million for the year ended December 31, 2012 from $0.6 million for the year ended December 31, 2011. The $0.2 million increase was primarily due to an increase in employee related costs due to an increase in headcount and restructuring expense in 2012.

Research and Development Expense

Research and development expense increased by less than $0.1 million or 6% to $0.6 million for the year ended December 31, 2012 from $0.6 million for the year ended December 31, 2011, which increase was principally attributable to R&D activity associated with the development of the Happy Lens™ and other new SPY® designs in 2012.  R&D expense in 2011 included spending associated with the O’Neill™ and Melodies by MJB™ eyewear brands, which did not occur in 2012.

Other Operating Expense

Other operating expense was zero for the year ended December 31, 2012 and $1.8 million during the year ended December 31, 2011. The decrease is due to the decision during the year ended December 31, 2011 that the cash flow from the sale of the O’Neill™ and Melodies by MJB® eyewear brands would be insufficient to cover the net present value due to the remaining royalty obligations. In addition, the Company decided to cease issuing future purchase orders of additional inventory of all licensed brands. These decisions resulted in substantially all of the $1.8 million of other operating expense during the year ended December 31, 2011.

Restructuring

    During the third quarter of 2012, we decided to take certain restructuing actions including (i) reducing the number of our employees, substantially all of which occurred during the second half of 2012, (ii) changing the direct portion of our European business into a distribution model and (iii) reducing anticipated spending for our marketing programs.  The employee reductions included reductions in shipping and warehousing, sales, marketing, and general and administrative staff by approximately 20 employees in North America and Europe substantially all of which occurred in 2012.  We recorded a one-time charge of approximately $0.6 million in the third quarter of 2012 related to these actions including the reduction in workforce, of which approximately $50,000 is included in shipping and warehousing, $0.5 million is included in sales and marketing and $0.1 million is included in general and administrative expense.  These actions are intended to reduce spending and the level of our sales required to break even on an operating basis.

Other Expense Net

Other expense net was $2.2 million for the year ended December 31, 2012, compared to other net expense of $1.5 million for the year ended December 31, 2011. The difference was primarily due to increased interest related to the increase in borrowings from Costa Brava and BFI. Commencing in 2012, the interest expense attributable to Costa Brava and Harlingwood borrowings was paid in kind, resulting to an increase to the outstanding principal balances due Costa Brava and Harlingwood (sometimes referred to as “Accrued PIK Interest”).

Income Tax Provision

The income tax expense for the year ended December 31, 2012 and 2011 was $8,000 and $32,000, respectively, and is mainly comprised of minimum taxes due in Italy. We have recorded a full valuation allowance for deferred tax assets both in the U.S. and in Italy at December 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

We finance our working capital needs and capital expenditures through a combination of operating cash flows and revolving lines of credit provided by our lenders, all in the U.S. We have also required debt and equity financing because cash used by operations has been substantial due to ongoing operating, net losses and other factors, including working capital requirements.

As of January 1, 2011, we had borrowed $7.0 million under promissory notes from our largest stockholder, Costa Brava, and entered into capital leases for certain long-term asset purchases. In February 2011, we raised $1.2 million from the sale of shares of our common stock to Harlingwood.  In June 2011, we entered into a $6.0 million line of credit with Costa Brava and had borrowed $6.0 million under that line of credit as of December 31, 2011. In December 2011 we expanded our borrowing capabilities with Costa Brava by receiving the right to pay interest in kind by adding it to the outstanding principal balances until maturity, rather than by paying in cash. In December 2011, we expanded our borrowing capabilities under our $7.0 million line of credit with BFI by increasing the amount that we can borrow against inventory and by including Canadian accounts receivable as potential borrowing collateral.

In June 2012, we increased our $6.0 million line of credit with Costa Brava to $7.0 million, and further increased it to $10.0 million in August 2012.  We had outstanding borrowings under this line of credit of $8.5 million as of December 31, 2012. In September 2012, we borrowed $1.0 million in a convertible debt financing from Harlingwood (the “Harlingwood Note”), which required us to pay interest in kind as Accrued PIK Interest with respect to the Costa Brava and Harlingwood indebtedness. In September 2012, the Costa Brava Term Note and Costa Brava Line of Credit were further amended to eliminate our ability to elect to make any interest payments in cash prior to the April 1, 2014 maturity date. In December 2012, we issued an additional $0.5 million in convertible promissory notes to Harlingwood under substantially identical terms as the September 2012 $1.0 million Harlingwood Note.

As of December 31, 2012, we had a total of $23.9 million in debt under all lines of credit, capital leases and notes payable. We recorded approximately $2.4 million and $1.4 million in interest expense during the year ended December 31, 2012 and 2011, respectively, of which $2.1 million related to Accrued PIK Interest at December 31, 2012. Cash on hand at December 31, 2012 was $0.8 million.

Cash Flow Activities

Cash used in operating activities consists primarily of the net loss adjusted for certain non-cash items, including depreciation and amortization, paid-in-kind interest on borrowings, share-based compensation, provision for doubtful accounts, impairment of property and equipment, foreign currency gains and losses, amortization of debt discount, and the effect of changes in working capital and other activities.

Cash used in operating activities for the year ended December 31, 2012 was $5.2 million, which consisted of a net loss of $7.2 million, adjustments for aggregate non-cash items of $3.3 million (primarily paid in kind interest of $1.8 million, share-based compensation of $0.8 million, depreciation and amortization of $0.5 million and others of $0.2 million) and an aggregate $1.3 million used for working capital and in other activities. Working capital and other activities includes uses of cash of $1.5 million primarily from (i) a $0.9 million increase in accounts receivable, due to the timing of cash receipts and payment terms primarily due to a significant pre-pay sale made in the fourth quarter of 2011, (ii) a $0.4 million increase in prepaid expense and other current assets primarily associated with deferred loan fees and the timing of prepaid expense payments, (iii) $0.1 million of inventories, and (iv) $0.1 million in other uses. The uses in working capital and other activities were partially offset by sources of cash related to a net increase of $0.2 million in the net amount of accounts payable, accrued expenses and other liabilities, primarily due to the timing of vendor receipts.

Cash used in operating activities for the year ended December 31, 2011 was $7.0 million, which consisted of a net loss of $10.9 million, adjustments for non-cash items of approximately $1.6 million (primarily share-based compensation of $1.2 million, depreciation and amortization of $0.5 million, partially offset by other changes of $0.1 million) and an aggregate of $0.6 million used in working capital and other activities. The net loss also included $1.8 million of other operating expense primarily related to the decision that the future cash flows from the sale of the O’Neill™ and Melodies by MJB™ eyewear brands would be insufficient to cover the net present value of the remaining minimum royalties. Working capital and other activities total $0.6 million net source of cash. The working capital sources of cash were primarily from (i) a $2.7 million reduction in inventories, (ii) a $0.2 million reduction in prepaid expenses and other current assets, and (iii) other sources aggregating $0.1 million.  The working capital uses of cash were primarily from (i) increased accounts receivable of $0.7 million, due primarily to increased sales in the fourth quarter of 2011 compared to the fourth quarter of 2010, and (ii) decreased accounts payable and accrued liabilities of $1.7 million, due to the reduced aging and timing of vendor purchases.

Cash used in investing activities during the year ended December 31, 2012 was $0.2 million, and was attributable to the purchase of property and equipment and patents related to new technologies.

Cash used in investing activities during the year ended December 31, 2011 was $0.2 million, and was primarily attributable to the purchase of property and equipment.

Cash provided by financing activities for the year ended December 31, 2012 was $5.6 million, and was attributable primarily to (i) $2.1 million in net proceeds associated with increased availability under our BFI Line of Credit, (ii) $2.5 million received from our increased Costa Brava Line of Credit, and (iii) $1.5 million received from our Harlingwood convertible debt, partially offset by (iv) $0.5 million, primarily due to the repayment of our note payable to Rose Colored Glasses LLC during the three months ended March 31, 2012 associated with a settlement agreement executed in 2011, which, among other matters, resulted in the termination of our existing license agreement for Melodies by MJB®, and (v) other debt reductions aggregating less than $0.1 million.

Cash provided by financing activities for the year ended December 31, 2011 was $7.6 million, and was primarily attributable to (i) $6.0 million in proceeds received from the Costa Brava Line of Credit, (ii) $1.1 million in proceeds received from the sale of common stock to Harlingwood, (iii) $0.2 million in proceeds received from the exercise of stock options, and (iv) $0.2 million in increased borrowings on our BFI Line of Credit.

Lines of Credit

BFI. On February 26, 2007, SPY North America entered into a Loan and Security Agreement with BFI with a maximum borrowing limit of $5.0 million, which was subsequently modified on December 7, 2007 and February 12, 2008 to, among other things, increase the maximum borrowing limit to $8.0 million (the “BFI Line of Credit”). Effective April 30, 2010, the maximum borrowing limit was reduced to $7.0 million.

On December 21, 2011, BFI increased SPY North America’s borrowing capability within the $7.0 million limit by (a) increasing the amount which SPY North America is able to borrow against its inventory to a range of $1.5 million to $2.0 million, depending on seasonality in 2012 and no greater than $1.5 million after December 31, 2012, from the previous range of $0.5 million to $0.75 million, subject to limitations and sub limits on the level of inventory borrowing of (i) 35% of eligible inventory and (ii) 50% of eligible accounts receivable, and (b) agreeing to finance up to 80% of eligible Canadian accounts receivable subject to limitations, whereas SPY North America was not previously able to borrow against any Canadian accounts receivable.

Actual borrowing availability under the BFI Line of Credit is based on eligible trade receivables and inventory levels of SPY North America. As a result of the December 2011 changes to the BFI Line of Credit, SPY North America is permitted to borrow up to $7.0 million, subject to the following limitations: (i) up to 80% of eligible United States accounts receivable or a lower percentage in certain circumstances, (ii) 80% of eligible Canadian accounts receivable, or a lower percentage in certain circumstances, and (iii) 35% of eligible United States inventory, provided such amount does not exceed 50% of eligible United States and Canadian accounts receivable and do not exceed the maximum inventory borrowing range limits of $1.5 million to $2.0 million, depending on seasonality. Borrowings under the BFI Line of Credit bear interest at a rate per annum equal to the prime rate as reported in the Western Edition of The Wall Street Journal from time to time plus 2.5%, with a minimum monthly interest charge of $2,000. SPY North America granted BFI a security interest in substantially all of SPY North America’s assets as security for its obligations under the BFI Line of Credit. Additionally, the obligations under the BFI Line of Credit are guaranteed by SPY Inc. The BFI Line of Credit renews annually in February for one additional year unless otherwise terminated by either SPY North America or by BFI.

The BFI Line of Credit was renewed in February 2013 under substantially identical terms, but with an increase in the eligible inventory borrowing percentage from 35% to 40% and BFI affirming that the seasonal inventory borrowing limits shall continue to range between $1.5 million to $2.0 million. The BFI Line of Credit is subject to its next annual renewal in February 2014.

The BFI Line of Credit imposes certain covenants on SPY North America, including, but not limited to, covenants requiring SPY North America to provide certain periodic reports to BFI, to inform BFI of certain changes in the business, to refrain from incurring additional debt in excess of $100,000, and to refrain from paying dividends. The BFI Line of Credit also has cross default provisions. Further, the BFI Line of Credit provides that BFI may declare SPY North America in default if SPY North America experiences a material adverse change in its business or financial condition or in its ability to perform the obligations owed under the BFI Line of Credit. BFI’s prior consent, which shall not be unreasonably withheld, is required in the event that SPY North America seeks additional debt financing, including debt financing subordinate to BFI. SPY North America has also established bank accounts, in BFI’s name in the United States and Canada into which collections on accounts receivable and other collateral are deposited (the “Collateral Accounts”). Pursuant to the deposit control account agreements between SPY North America and BFI with respect to the Collateral Accounts, BFI is entitled to sweep all amounts deposited into the Collateral Accounts and apply the funds to outstanding obligations under the BFI Line of Credit; provided that BFI is required to distribute to SPY North America any amounts remaining after payment of all amounts due under the BFI Line of Credit. SPY North America was in compliance with the covenants under the BFI Line of Credit at December 31, 2012.

At December 31, 2012 and 2011, there were outstanding borrowings of $4.6 million and $2.5 million, respectively, under the BFI Line of Credit. At December 31, 2012, the remaining unused availability under this line was $1.1 million and the interest rate was 5.75%.

At both December 31, 2012 and 2011, approximately $3.0 million and $1.7 million, respectively, of the outstanding borrowings were attributable to accounts receivable. At December 31, 2012 and 2011, approximately $5.7 million and $2.8 million, respectively, of related accounts receivable were collateralized in connection with the outstanding borrowings.

At December 31, 2012 and 2011, approximately $1.6 million and $0.8 million, respectively, of the outstanding borrowings were attributable to inventory. At December 31, 2012 and 2011, approximately $4.6 million and $4.8 million, respectively, of related inventory were collateralized in connection with the outstanding borrowings.

As of December 31, 2012, SPY Europe had no lines of credit.  As of December 31, 2011, SPY Europe had two lines of credit with Banca Popolare di Bergama for an aggregate maximum of €160,000 (approximately $200,000) bearing interest at 5.0%. The aggregate outstanding balance under this line of credit balance was zero at December 31, 2011.

Notes Payable

Costa Brava. As of December 2010, SPY North America had borrowed a total of $7.0 million from Costa Brava under a promissory note (“Costa Brava Term Note”), which at that time was due December 31, 2012. The Costa Brava Term Note was subordinated to the BFI loan agreement with BFI pursuant to the terms of a debt subordination agreement between Costa Brava and BFI. The Costa Brava Term Note at that time required monthly and periodic interest payments.

In December 2011, the Costa Brava Term Note was amended to (i) extend the maturity date from December 31, 2012 to June 21, 2013, and (ii) allow SPY North America, at its discretion, to pay monthly interest payments and other accrued interest (accruing interest daily at a rate equal to 12% per annum as of such amendment) in kind starting on January 1, 2012, in addition to the outstanding principal amount due, rather than in cash. SPY North America had elected to pay all interest accrued at or since January 1, 2012 in kind by adding such accrued interest to the outstanding principal amount that will be due at maturity.

In August 2012, the Costa Brava Term Note was further amended to extend the maturity date from June 21, 2013 to April 1, 2014.

In September 2012, the Costa Brava Term Note and Costa Brava Line of Credit was further amended to eliminate our ability to elect to make any interest payments in cash, instead requiring all interest paid as Accrued PIK Interest prior to the April 1, 2014 due date.

In addition to the interest payments described above, the Costa Brava Term Note, as amended, requires that SPY North America pay 1% of the outstanding principal amount in cash (without giving effect to the Accrued PIK Interest). During the term of the Costa Brava Term Note, Costa Brava may, at its discretion, convert up to $2,250,000 of the principal amount of the Costa Brava Term Note (excluding Accrued PIK Interest) into shares of our common stock at a conversion price of $2.25 per share. The Costa Brava Term Note contains representations and warranties, and reporting and financial covenants that are customary for financings of this type, and has cross default provisions. SPY North America was in compliance with the covenants under the Costa Brava Term Note at December 31, 2012. The Costa Brava Term Note also requires that we obtain Costa Brava’s consent with respect to certain financing transactions. See also Note 13 “Related Party Transactions” to the Consolidated Financial Statements.

In June 2011, SPY North America and Costa Brava entered into an additional promissory note evidencing a $6.0 million line of credit commitment with Costa Brava (“Costa Brava Line of Credit”), which was subsequently increased in both June 2012 and August 2012. Interest on the outstanding borrowings accrues daily at a rate equal to 12% per annum, payable in kind, starting on January 1, 2012. During the year ended December 31, 2011, the Costa Brava Line of Credit required monthly cash interest payments through December 31, 2011. On December 21, 2011, the Costa Brava Line of Credit was amended to (i) accelerate the maturity date from June 30, 2014 to June 21, 2013, and to (ii) allow SPY North America, at its discretion, to pay the monthly interest payments in kind starting on January 1, 2012, as an addition to the outstanding principal amount due, rather than paid in cash. SPY North America had elected to pay all interest accrued since January 1, 2012 in kind by adding such accrued interest to the outstanding principal amount that will be due at maturity.

In June 2012, SPY North America and Costa Brava amended the Costa Brava Line of Credit. The principal changes to the Costa Brava Line of Credit were:

•	The original principal amount of the Costa Brava Line of Credit was increased by $1.0 million, from $6.0 million to $7.0 million.

•
SPY North America became obligated to repay $1.0 million of the principal amount outstanding under the Costa Brava Line of Credit within five business days of the sale of equity by us (preferred stock, common stock, warrants to purchase common stock, or any combination thereof) with proceeds to us of at least $4.0 million prior to payment of any transaction expenses. Any amount so repaid was to reduce dollar-for-dollar Costa Brava’s commitment to make advances under the Costa Brava Line of Credit. This provision was amended in August 2012.

In August 2012, SPY North America and Costa Brava further amended the Costa Brava Line of Credit. The primary changes to the Costa Brava Line of Credit were:

•	The original principal amount of the Costa Brava Line of Credit was increased by $3.0 million, from $7.0 million to $10.0 million.

•
SPY North America became obligated to repay $4.0 million of the principal amount outstanding under the Costa Brava Line of Credit, at the election of Costa Brava, within fifteen business days of the sale of equity by us (preferred stock, common stock, warrants to purchase common stock, or any combination thereof) with proceeds to us of at least $4.0 million prior to payment of any transaction expenses. Any amount so repaid will reduce dollar-for-dollar Costa Brava’s commitment to make advances under the Costa Brava Line of Credit (collectively “Repayment Obligation”). This provision was amended in September 2012.

•	The maturity date of June 21, 2013 was extended to become April 1, 2014.

In September 2012, SPY North America and Costa Brava further amended the Costa Brava Line of Credit. The principal changes to the Costa Brava Line of Credit as previously amended were:

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

•	The Repayment Obligation was amended to end on December 31, 2012 and terminated on such date.

•
The ability of SPY North America in the previous amendments to at its discretion, pay the monthly interest payments on the amount outstanding under the Costa Brava Line of Credit in kind as an addition to the outstanding principal amount due, rather than in cash, was amended to eliminate our ability to elect to make any interest payments in cash prior to the April 1, 2014 due date.

The other material terms of the Costa Brava Line of Credit were not changed by the June 2012, August 2012 or September 2012 amendments. In addition, the Costa Brava Line of Credit, as amended, requires that SPY North America pay a facility fee on June 21 of each year through and including the maturity date, calculated as the lesser of (i) 1% of the average daily outstanding principal amount owed under the note for the 365 day period ending on such payment date, or (ii) $100,000.

SPY North America had borrowed a total of $8.5 million of the $10.0 million that was available under the Costa Brava Line of Credit as of December 31, 2012 (which amounts exclude Accrued PIK Interest), and all amounts owing thereunder are subordinated to the amounts owed by SPY North America under its loan and security agreement with BFI pursuant to the terms of a debt subordination agreement between Costa Brava and BFI. The Costa Brava Line of Credit contains customary representations and warranties, and reporting and financial covenants that are customary for financings of this type, and cross default provisions. SPY North America was in compliance with the covenants under the Costa Brava Line of Credit at December 31, 2012. This promissory note also requires that we obtain Costa Brava’s consent with respect to certain financing transactions. See also Note 13 “Related Party Transactions” to the Consolidated Financial Statements.

The total outstanding borrowings under credit facilities entered into with Costa Brava at December 31, 2012 and 2011 was $15.5 million and $13.0 million, respectively. The $15.5 million balance excludes over $2.0 million of interest added to outstanding principal that will be due at maturity, $1.8 million of which is attributable to interest expense accrued during the year ended December 31, 2012 and $0.2 million of which was attributable to interest expense accrued in prior periods. The Costa Brava Term Loan and Costa Brava Line of Credit rank pari passu with respect to the rights and preferences of the Harlingwood Note, described below.

Harlingwood. In September 2012, the Company entered into a convertible note purchase agreement with Harlingwood pursuant to which the Company issued a promissory note to Harlingwood in the principal amount of $1.0 million. The Harlingwood Note accrues interest at the rate of 12% per annum, which is required to be paid in kind as an addition to the outstanding principal amount due under the Harlingwood Note on the last day of each calendar month in arrears and may not be paid in cash until the maturity date, April 1, 2014. The principal amount due under the Harlingwood Note (including Accrued PIK Interest) is convertible into shares of the Company’s common stock at $1.40 per share, subject to adjustment for stock splits or stock dividends. The Company paid an initial facility fee to Harlingwood of $10,000 in September 2012 and future facility fees are due on each anniversary of the Harlingwood Note until the Harlingwood Note matures equal to the lesser of $10,000 or 1% of the average daily outstanding principal amount due under the Harlingwood Note (without giving effect to the deferred interest which is added to the principal). The Harlingwood Note ranks pari passu with respect to the rights and preferences of the Costa Brava Term Loan and Costa Brava Line of Credit.

In December 2012, the Company borrowed an additional $0.5 million from Harlingwood under substantially identical terms and conditions to the September 2012 $1.0 million Harlingwood Note. Accrued PIK Interest attributable to the Harlingwood Notes was less than $0.1 million.

Harlingwood beneficially owns approximately 5.4%, or 12.8% on an as converted basis, of the Company’s common stock as of December 31, 2012. Mr. Fir Geenen, a member of the Company’s board of directors, is the manager of the limited liability company that is the manager of Harlingwood.

Total Outstanding Borrowings. The total outstanding borrowings under credit facilities entered into with Costa Brava at December 31, 2012 and 2011 was $17.5 million and $13.0 million, respectively. The $17.5 million balance includes over $2.0 million of interest that has been added to outstanding principal and will be due at maturity. The total outstanding borrowings due to Harlingwood at December 31, 2012 and 2011 were $1.5 million and zero, respectively and includes less than $0.1 million of interest that has been added to the outstanding principal and will be due at maturity. The Costa Brava Term Loan, Costa Brava Line of Credit and Harlingwood Note each rank pari passu with one another with respect to rights and preferences. As of December 31, 2012 and 2011, we had a total of $23.9 million and $16.2 million, respectively, in debt outstanding under all lines of credit, capital leases and notes payable.

Future Capital Requirements

We have incurred significant negative cash flow from operations, significant net losses and have had significant working capital requirements during the years ended December 31, 2012 and 2011, respectively. We anticipate that we will continue to have requirements for significant additional cash to finance our ongoing working capital requirements and net losses.

In order to finance our net losses and working capital requirements, we have relied and anticipate that we will continue to rely on the BFI Line of Credit and our credit facilities with Costa Brava. In addition, SPY North America has relied on debt and equity financing from Harlingwood.

The level of borrowing availability from BFI depends heavily on the level, aging and other criteria associated with the underlying accounts receivable (which, in turn, are heavily dependent on the level of SPY North America’s sales) and the level of eligible inventory to support SPY North America’s desired level of borrowing. BFI may, however, reduce SPY North America’s borrowing availability in certain circumstances, including, without limitation, if BFI determines in good faith that SPY North America’s creditworthiness has declined, the turnover of SPY North America’s inventory has changed materially, or the liquidation value of SPY North America’s inventory or receivables has decreased. Further, the BFI Line of Credit provides that BFI may declare SPY North America in default if SPY North America experiences a material adverse change in its business or financial condition or if BFI determines that SPY North America’s ability to perform under the BFI Line of Credit or Costa Brava credit facilities are materially impaired. If we are unable to extend the maturity date of our credit facilities with Costa Brava or Harlingwood prior to the due date, BFI could consider that to be a material adverse change.

As of December 31, 2012, SPY North America had borrowed $15.5 million out of the $17.0 million maximum principal amount (excluding the Accrued PIK Interest) that was available at that date under its two credit facilities, as amended, with Costa Brava. In addition, approximately $2.0 million of the interest payments due subsequent to January 1, 2012, which at that date were permitted to be paid and subsequently became required to be paid by adding them to the outstanding principal, resulting in a total combined amount due to Costa Brava under both Costa Brava facilities of $17.5 million as of December 31, 2012. As of December 31, 2012, SPY North America had borrowed $1.5 million from Harlingwood, including less than $0.1 million of Accrued PIK Interest, which is required to be added to the outstanding principal.  As of December 31, 2012, the Company had a total of $23.9 million in debt outstanding under all lines of credit, capital leases and notes payable.

We will need additional capital during the next twelve months to support our planned operations, and intend (i) to continue to borrow to the extent of available collateral and borrowing capacity on the BFI Line of Credit, (ii) to increase the level of outstanding principal to Costa Brava by borrowing fully on our recently increased remaining credit facilities, including through the ongoing deferral of interest payments which otherwise would have been payable to Costa Brava periodically, provided, in each case, that they remain available and on terms acceptable to us, and (iii) if necessary, may need to raise additional capital through debt or equity financings.

We believe that we will have sufficient cash on hand and cash available under existing credit facilities to enable us to meet our operating requirements for at least the next twelve months if we are able to achieve some or a combination of the following factors: (i) achieve our desired net sales growth, (ii) improve our management of working capital, (iii) decrease our current and anticipated future seasonal inventory needs to lower levels, (iv) reduce the level of our sales, marketing and other operating expenditures, (v) achieve and maintain our level of anticipated borrowing in the available portion of its BFI credit facilities to the extent of available collateral, and (vi) borrow the maximum amount available under our existing Costa Brava Line of Credit.

We do not anticipate that we can generate sufficient cash from operations to repay the amounts due under the BFI Line of Credit which is scheduled to renew in February 2014, or the borrowings from Costa Brava and Harlingwood when due in April 2014, consisting of (i) $15.5 million aggregate original principal borrowings from Costa Brava and $1.5 million in borrowings from Harlingwood as of December 31, 2012, (ii) an additional amount of $2.1 million of aggregate unpaid interest to Costa Brava and Harlingwood which had been added to principal as of December 31, 2012, and (iii) the future Accrued PIK Interest due to Costa Brava and Harlingwood that will also be added to the principal balance in the future.   As a result, we will need to renew the BFI Line of Credit at its annual renewal in February 2014 and obtain permission to extend the April 2014 maturity date of the Costa Brava and Harlingwood indebtedness. If we are unable to renew the BFI Line of Credit and extend the maturity date of the Costa Brava and Harlingwood indebtedness, we will need to raise substantial additional capital through debt or equity financing to continue our operations. No assurances can be given that any such financing will be available to us on favorable terms, if at all. The inability to obtain debt or equity financing in a timely manner and in amounts sufficient to fund our operations, or the inability to renew the BFI Line of Credit or to extend the maturity date of the Costa Brava and Harlingwood indebtedness, if necessary, would have an immediate and substantial adverse impact on our business, financial condition or results of operations.

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

Our access to additional financing will depend on a variety of factors (many of which we have little or no control over) such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of our long- or short-term financial prospects. If future capital is not available or is not available on acceptable terms, we may not be able to fund our planned operations if we require such capital, which could have an adverse effect on our business.

Off-Balance Sheet Arrangements

We did not enter into any off-balance sheet arrangements during the years ended December 31, 2012 and 2011, nor did we have any off-balance sheet arrangements outstanding at December 31, 2012 and 2011.

Income Taxes

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, we have recorded a full valuation allowance for SPY North America and SPY Europe at December 31, 2012 and 2011.

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

Generally, we extend credit to our customers after performing credit evaluations and do not require collateral. Our payment terms generally range from net-30 to net-90, depending on the country or whether we sell directly to retailers in the country or to a distributor and we have granted extended payment terms to our customers in certain circumstances. Our international distributors are frequently set up as prepay accounts; however open credit may be extended to certain distributors, and may or may not include the receipt of a letter of credit. Generally, our sales agreements with its customers, including distributors, do not provide for any rights of return or price protection. However, we do approve returns on a case-by-case basis at our sole discretion. We record an allowance for estimated returns when revenues are recorded. The allowance is calculated using historical evidence of actual returns. The allowance for returns is calculated using a three step process that includes: (1) calculating an average of actual returns as a percentage of sales over a rolling twelve month period; (2) estimating the average time period between a sale and the return of the product (13 and 12.3 months at December, 2012 for SPY North America and SPY Europe, respectively) and (3) estimating the value of the product anticipated to be returned. The reserve is calculated as the average return percentage times gross sales for the average return period less the estimated value of the product returned and adjustments are made as we consider necessary. The average return percentages at December 31, 2012, the range of the average return percentages over the past two years and the effect on the liability and net sales if the highest average percentage over the past years had been used at December 31, 2012 are shown below in our sensitivity analysis. Historically, actual returns have been within our expectations. If future returns are higher than our estimates, our earnings would be adversely affected.

	Sales Return Reserve Sensitivity Analysis
	(A) Average Returns % at December 31, 2012	(B) Average Returns % Range during past two years	(C) Increase (decrease) to the liability if highest average return rate in (B) were used	(D) Increase (decrease) to net sales if highest average return rate in (B) were used
			(Thousands)	(Thousands)
SPY North America:
Spy®	6.1%	5.0% - 6.0%	682	(682)
Margaritaville®	2.7%	0.0% - 5.5%	26	(26)
SPY Europe:
Spy®	1.6%	0.9% - 4.4%	(21)	21

Accounts Receivable and Allowance for Doubtful Accounts

Throughout the year, we perform credit evaluations of our customers, and we adjust credit limits based on payment history and the customer’s current creditworthiness. We continuously monitor our collections and maintain a reserve for estimated credits, which is calculated on a monthly basis. We make judgments as to our ability to collect outstanding receivables and provide allowances for anticipated bad debts and refunds. Provisions are made based upon a review of all significant outstanding invoices and overall quality and age of those invoices not specifically reviewed. In determining the provision for invoices not specifically reviewed, we analyze collection experience, customer credit worthiness and current economic trends.

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

Inventories

Inventories consist primarily of raw materials and finished products, including sunglasses, goggles, apparel and accessories, product components such as replacement lenses and purchasing and quality control costs. Inventory items are carried on the books on the first-in first-out method. Periodic physical counts of inventory items are conducted to help verify the balance of inventory in addition to an annual wall-to-wall physical inventory.

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

Foreign Currency and Derivative Instruments

The functional currency of our foreign wholly owned subsidiary, SPY Europe is the respective local currency. Accordingly, we are exposed to transaction gains and losses that could result from changes in foreign currency. Assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income.

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

Recently Issued Accounting Pronouncements

There are no recently issued accounting principles, which would have a significant impact on the Company’s Consolidated Financial Statements.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SPY INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
SPY Inc. and Subsidiaries
Carlsbad, California

We have audited the accompanying consolidated balance sheets of SPY Inc. (a Delaware corporation) and its subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. We have also audited the financial statement schedule listed at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPY Inc. and its subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule listed at item 15(a) presents fairly, in all material respects, the information set forth therein.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
March 20, 2013

SPY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Thousands, except number of shares and per share amounts)

	December 31,
	2012	2011
Assets
Current assets
Cash	$818	$727
Accounts receivable, net	5,611	4,859
Inventories, net	6,274	6,190
Prepaid expenses and other current assets	770	420
Income taxes receivable	16	—

Total current assets	13,489	12,196
Property and equipment, net	446	730
Intangible assets, net of accumulated amortization of $727 and $688 at December 31, 2012 and 2011, respectively	127	65
Other long-term assets	85	50

Total assets	$14,147	$13,041
Liabilities and Stockholders’ Deficit
Current liabilities
Lines of credit	$4,591	$2,484
Current portion of capital leases	49	65
Current portion of notes payable	15	500
Accounts payable	1,459	1,583
Accrued expenses and other liabilities	2,604	2,679
Income taxes payable	—	8

Total current liabilities	8,718	7,319
Capital leases, less current portion	102	150
Notes payable, less current portion	32	47
Notes payable to stockholders	19,078	13,000

Total liabilities	27,930	20,516
Stockholders’ deficit
Preferred stock: par value $0.0001; 5,000,000 authorized; none issued	—	—
Common stock: par value $0.0001; 100,000,000 shares authorized; 13,098,374 and 12,955,438 shares issued and outstanding at December 31, 2012 and 2011, respectively	1	1
Additional paid-in capital	44,403	43,492
Accumulated other comprehensive income	494	471
Accumulated deficit	(58,681)	(51,439)

Total stockholders’ deficit	(13,783)	(7,475)

Total liabilities and stockholders’ deficit	$14,147	$13,041

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Thousands, except per share amounts)

	Year Ended December 31,
	2012	2011

Net sales	$35,609	$33,355
Cost of sales	19,189	19,004

Gross profit	16,420	14,351
Operating expenses:
Sales and marketing	13,814	12,330
General and administrative	6,285	8,460
Shipping and warehousing	767	619
Research and development	587	555
Other operating expense	—	1,814

Total operating expenses	21,453	23,778

Loss from operations	(5,033)	(9,427)
Other expense:
Interest expense	(2,388)	(1,384)
Foreign currency transaction gain	137	(66)
Other (expense) income	50	(31)

Total other expense	(2,201)	(1,481)

Loss before provision for income taxes	(7,234)	(10,908)
Income tax provision	8	32

Net loss	$(7,242)	$(10,940)

Net loss per share of Common Stock
Basic	$(0.56)	$(0.86)
Diluted	$(0.56)	$(0.86)

Shares used in computing net loss per share of Common Stock
Basic	13,047	12,742
Diluted	13,047	12,742

Other comprehensive income (loss):
Foreign currency translation adjustment	$(109)	$143
Unrealized gain on foreign currency exposure of net investment in foreign operations	$132	$(223)

Total other comprehensive income (loss)	23	(80)

Comprehensive loss	$(7,219)	$(11,020)

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2010	11,981	$1	$40,972	$551	$(40,499)	$1,025
Issuance of common stock, net of issuance costs of $44	712	—	1,131	—	—	1,131
Vesting of restricted stock awards	15	—	—	—	—	—
Shares issued to Board of Director’s in lieu of cash payments	27	—	39	—	—	39
Exercise of stock option	220	—	233	—	—	233
Share-based compensation	—	—	1,117	—	—	1,117
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	143	—	143
Unrealized gain on foreign currency exposure of net investment in foreign operations	—	—	—	(223)	—	(223)
Net loss	—	—	—	—	(10,940)	(10,940)

Comprehensive loss	—	—	—	(80)	(10,940)	(11,020)

Balance at December 31, 2011	12,955	$1	$43,492	$471	$(51,439)	$(7,475)
Vesting of restricted stock awards	15	—	—	—	—	—
Shares issued to Board of Director’s in lieu of cash payments	95	—	148	—	—	148
Exercise of stock option	33	—	30	—	—	30
Share-based compensation	—	—	697	—	—	697
Beneficial conversion feature on note payable to stockholder	—	—	36	—	—	36
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(109)	—	(109)
Unrealized gain on foreign currency exposure of net investment in foreign operations	—	—	—	132	—	132
Net loss	—	—	—	—	(7,242)	(7,242)

Comprehensive income	—	—	—	23	(7,242)	(7,219)

Balance at December 31, 2012	13,098	$1	$44,403	$494	$(58,681)	$(13,783)

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
	Year Ended December 31,
	2012	2011
Operating Activities
Net loss	$(7,242)	$(10,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	458	533

Paid-in-kind interest	1,846	—
Share-based compensation	697	1,117
Shares issued to Board of Director’s in lieu of cash payments	148	39
Provision for doubtful accounts	112	5
Loss (gain) on sale of property and equipment	(21)	2
Impairment of property and equipment	7	105
Other operating expense	—	1,814
Foreign currency transaction loss (gain)	24	(232)
Amortization of debt discount	58	29
Change in operating assets and liabilities:
Accounts receivable, net	(864)	(692)
Inventories, net	(84)	2,712
Prepaid expenses and other current assets	(365)	198
Other assets	(29)	1
Accounts payable	(123)	(110)
Accrued expenses and other liabilities	158	(1,555)
Income taxes payable/receivable	(25)	22

Net cash used in operating activities	(5,245)	(6,952)
Investing Activities
Purchases of property and equipment	(146)	(242)
Proceeds from sale of property and equipment	24	9
Purchases of intangibles	(102)	—

Net cash used in investing activities	(224)	(233)
Financing Activities
Line of credit borrowings, net	2,108	248
Principal payments on notes payable	(514)	(14)
Proceeds from issuance of notes payable to shareholders	4,000	6,000
Principal payments on capital leases	(64)	(44)
Proceeds from exercise of stock options	30	233
Proceeds from sale of common stock, net of issuance costs of $44	—	1,131

Net cash provided by financing activities	5,560	7,554
Effect of exchange rate changes on cash	—	95

Net increase in cash	91	464
Cash at beginning of year	727	263

Cash at end of year	$818	$727

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$542	$1,615
Income taxes	$37	$2
Summary of non-cash financing and investing activities:
Accrued board of directors fees paid in fully vested non-restricted stock awards	$148	$39
Accrued paid-in kind interest reclassified into notes payable	$233	$—
Acquisition of property and equipment through capital leases	$—	$197
Beneficial conversion feature on note payable to stockholder	$36	$—
Conversion of accrued expenses to notes payable	$—	$456

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Significant Accounting Policies

Description of Business

SPY Inc. (the “Company”) designs, markets and distributes premium sunglasses, goggles and prescription frame eyewear. In 1994, the Company began as a grassroots brand in Southern California with the goal of creating innovative and aesthetically progressive eyewear, and, in doing so, the Company believes it has captured the imagination of the action sports market with authentic, distinctive, performance-driven products under the SPY® brand. Today, the Company believes the SPY® brand, symbolized by the distinct “cross” logo, is a well recognized eyewear brand in its segment of the action sports industry, with a reputation for its high quality products, style and innovation.

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

In January 2006, the Company acquired one of its manufacturers, LEM S.r.l. (“LEM”). On December 31, 2010, the Company sold 90% of the capital stock of LEM and entered into a supply agreement with LEM.  See “LEM Purchase Commitments” in Note 14 “Commitments and Contingencies” below.

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

Capital Resources

The Company incurred significant negative cash flow from operations, significant operating and net losses and had significant working capital requirements during the years ended December 31, 2012 and 2011, respectively. The Company anticipates that it will continue to have requirements for significant additional cash to finance its ongoing working capital requirements and net losses.

In order to finance its net losses and working capital requirements, the Company has relied and anticipates that it will continue to rely on SPY North America’s credit line with BFI Business Finance (“BFI”) and its credit facilities with Costa Brava Partnership III, L.P. (“Costa Brava”), an entity that, as of December 31, 2012, owned approximately 48.4%, or 52.1% on an as converted basis, of the Company’s common stock. The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava. In addition, SPY North America has relied on debt and equity financing from Harlingwood (Alpha), LLC (“Harlingwood”), an entity that, as of December 31, 2012, owned approximately 5.4%, or 12.8% on an as converted basis, of the Company’s common stock. Mr. Fir Geenen, a member of the SPY Inc. Board of Directors, is the manager of a limited liability company that is the manager of Harlingwood.

The level of borrowing availability from BFI depends heavily on the level, aging and other criteria associated with the underlying accounts receivable (which, in turn, are heavily dependent on the level of SPY North America’s sales) and the level of eligible inventory to support SPY North America’s desired level of borrowing. BFI may, however, reduce SPY North America’s borrowing availability in certain circumstances, including, without limitation, if BFI determines in good faith that SPY North America’s creditworthiness has declined, the turnover of SPY North America’s inventory has changed materially, or the liquidation value of SPY North America’s inventory or receivables has decreased. Further, the BFI Line of Credit provides that BFI may declare SPY North America in default if SPY North America experiences a material adverse change in its business or financial condition or if BFI determines that SPY North America’s ability to perform under the BFI loan agreement or Costa Brava or Harlingwood credit facilities are materially impaired. If the Company is unable to extend the maturity date of its credit facilities with Costa Brava or Harlingwood prior to the due date, BFI could consider that a material adverse change.

As of December 31, 2012, SPY North America had borrowed $15.5 million out of the $17.0 million maximum principal amount that was available at that date under its two credit facilities, as amended, with Costa Brava. In addition, approximately $2.0 million of the interest payments due subsequent to January 1, 2012, which at the time were permitted to be paid and subsequently became required to be paid by adding the interest payments to the outstanding principal (sometimes referred to in these footnotes to the consolidated financial statement as “Accrued PIK Interest”), resulting in a total combined amount due to Costa Brava under both the Costa Brava facilities of $17.5 million as of December 31, 2012. As of December 31, 2012, SPY North America had borrowed $1.5 million from Harlingwood (“Harlingwood Notes”), including less than $0.1 million of Accrued PIK Interest, which is required to be added to the outstanding principal. As of December 31, 2012, the Company had a total of $23.9 million in debt outstanding under all lines of credit, capital leases and notes payable.

The Company anticipates that it will need additional capital during the next twelve months to support its planned operations, and intends (i) to continue to borrow to the extent of available collateral and borrowing capacity on the existing line of credit from BFI, (ii) to increase the level of outstanding principal due to Costa Brava by borrowing the maximum amount available under its recently increased remaining credit facilities, including through the ongoing deferral of interest payments which otherwise would have been payable to Costa Brava periodically provided, in each case, that they remain available and on terms acceptable to the Company, and (iii) if necessary, may need to raise additional capital through debt or equity financings.

The Company believes that it will have sufficient cash on hand and cash available under existing credit facilities to enable the Company to meet its operating requirements for at least the next twelve months if the Company is able to achieve some or a combination of the following factors: (i) achieve its desired net sales growth, (ii) improve its management of working capital, (iii) decrease its current and anticipated future seasonal inventory needs to lower levels, (iv) reduce the level of its sales, marketing and other operating expenditures, (v) achieve and maintain the level of anticipated borrowing under the available portion of its BFI credit facilities to the extent of available collateral and (vi) borrow the maximum amount available under our existing Costa Brava Line of Credit.

The Company does not anticipate that it can generate sufficient cash from operations to repay the amounts due under the BFI Line of Credit which is scheduled to renew in February 2014, and the borrowings from Costa Brava and Harlingwood when due in April 2014, consisting of (i) $15.5 million aggregate original principal borrowings from Costa Brava and the $1.5 million in borrowings from Harlingwood as of December 31, 2012, (ii) an additional amount of over $2.0 million of unpaid interest to Costa Brava, which was added to principal as of December 31, 2012, and (iii) the future Accrued PIK Interest due to Costa Brava and Harlingwood that will also be added to principal.  The Company will therefore need to renew the BFI Line of Credit at its annual renewal in February 2014 and obtain permission to extend the April 2014 maturity date of the Costa Brava and Harlingwood indebtedness. If the Company is unable to renew the BFI Line of Credit and extend the maturity date of the Costa Brava and Harlingwood indebtedness, it will need to raise substantial additional capital through debt or equity financing to continue its operations. No assurances can be given that any such financing will be available to the Company on favorable terms, if at all. The inability to obtain debt or equity financing in a timely manner and in amounts sufficient to fund the Company’s operations, or the inability to renew the BFI Line of Credit or to extend the maturity date of the Costa Brava and Harlingwood indebtedness, if necessary, would have an immediate and substantial adverse impact on the Company’s business, financial condition or results of operations.

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

Intangible assets consist of trademarks and patents at December 31, 2012 and 2011, which are being amortized on a straight-line basis over 3 to 8.3 years. Amortization expense was approximately $40,000 and $57,000 for the years ended December 31, 2012 and 2011, respectively. Amortization expense related to intangible assets at December 31, 2012 in each of the next four years is expected to be incurred as follows:

Year Ending December 31,	(Thousands)
2013	$55
2014	35
2015	34
2016	3

Total	$127

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may differ. If the sum of the undiscounted cash flows is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company’s assessment of recoverability. Numerous factors, including changes in the Company’s business, industry segment or the global economy could significantly impact management’s decision to retain, dispose of or idle certain of its long-lived assets. For the years ended December 31, 2012 and 2011, the Company recorded impairment charges of approximately $7,000 and $105,000, respectively. See Note 4 “Property and Equipment”, for information regarding asset impairment charges recognized by the Company. At December 31, 2012 and 2011, no impairment of the intangible assets had occurred and the amortization periods remain appropriate.

Point-of-Purchase Displays

In the U.S., the cost of point-of-purchase displays is currently charged to sales and marketing expense as ownership is transferred to the customer upon shipment of the display. In Italy, the cost is capitalized and ownership remains with SPY Europe when shipped to direct customers. Displays are also sold to international distributors at which time, the sale is recognized in net sales and the cost is charged to cost of goods sold. The amount of displays sold is minimal.

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

Generally, the Company extends credit to its customers after performing credit evaluations and does not require collateral. The Company’s payment terms generally range from net-30 to net-90, depending on the country or whether it sells directly to retailers in the country or to a distributor and we have granted extended payment terms to our customers in certain circumstances. The Company’s international distributors are frequently set up as prepay accounts; however, open credit may be extended to certain distributors, and may or may not include the receipt of a letter of credit. Generally, the Company’s sales agreements with its customers, including distributors, do not provide for any rights of return or price protection. However, the Company does approve returns on a case-by-case basis at its sole discretion. The Company records an allowance for estimated returns when revenues are recorded. The allowance is calculated using historical evidence of actual returns. Historically, actual returns have been within the Company’s expectations. If future returns are higher than the Company’s estimates, the Company’s earnings would be adversely affected.

Advertising

The Company expenses advertising costs as incurred. Total advertising expense was approximately $819,000 and $721,000 for the years ended December 31, 2012 and 2011, respectively.

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
	Year Ended December 31,
	2012	2011
	(Thousands)
Weighted average common shares outstanding—basic	13,047	12,742
Assumed conversion of dilutive stock options, restricted stock, convertible debt and warrants	—	—

Weighted average common shares outstanding—dilutive	13,047	12,742

The following potentially dilutive instruments were not included in the diluted per share calculation for periods presented as their inclusion would have been antidilutive:
	Year Ended December 31,
	2012	2011
	(Thousands)
Stock options	2,692	2,440
Warrants	244	244
Convertible debt	2,100	1,000

Total	5,036	3,684

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2012 and 2011 in each jurisdiction where it cannot conclude that it is more likely than not that those assets will be realized.

Royalties

The Company has several royalty agreements with third parties, including agreements with several athletes to use them in endorsing or advertising several of its products and in 2011 had the remaining royalties due under its licensing agreements with its licensed brands (O’Neill®, Melodies by MJB® and Margaritaville®), after the Company ceased making purchase orders of new licensed brand inventory. Royalty expense during the years ended December 31, 2012 and 2011 was approximately $0.3 million and $2.2 million, respectively. The 2011 amount includes $1.8 million recorded in other operating expense incurred in connection with the discontinuance of the O’Neill®, Melodies by MJB® licensed brands, see also Note 16 “Other Operating Expense” to the Consolidated Financial Statements.

Comprehensive Income (Loss)

Comprehensive income (loss) represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive income (loss). Total comprehensive loss for the years ended December 31, 2012 and 2011 was approximately $7.2 million and $11.0 million, respectively.

The components of accumulated other comprehensive income, net of tax, are as follows:

	December 31,
	2012	2011
	(Thousands)
Equity adjustment from foreign currency translation	$515	$624
Unrealized gain on foreign currency exposure of net investment in foreign operations	(21)	(153)

Accumulated other comprehensive income	$494	$471

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

Debt Modifications

From time to time, we have modified and anticipate modifying certain debt agreements with respect to our Costa Brava borrowings. We have accounted for and expect to account for future changes in debt agreements as debt modifications, where applicable, based on the relevant authoritative accounting guidance after considering the specific terms of any future debt modifications.

Recently Issued Accounting Pronouncements

 There are no recently issued accounting principles, which would have a significant impact on the Company’s Consolidated Financial Statements.

2.  Accounts Receivable

Accounts receivable consisted of the following:

	December 31,
	2012	2011
	(Thousands)
Trade receivables	$7,488	$6,512
Less allowance for doubtful accounts	(305)	(313)
Less allowance for returns	(1,572)	(1,340)

Accounts receivable, net	$5,611	$4,859

3.  Inventories

Inventories consisted of the following:

	December 31,
	2012	2011
	(Thousands)
Raw materials	$13	$15
Finished goods	6,261	6,175

Inventories, net	$6,274	$6,190

The Company’s balances are net of an allowance for excess and obsolete inventories of approximately $0.6 million and $1.3 million at December 31, 2012 and 2011, respectively.

4.  Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2012	2011
	(Thousands)
Displays	$70	$1,177
Molds and tooling	956	1,029
Buildings and leasehold improvements	366	360
Computer equipment and software	1,384	1,395
Furniture and fixtures	218	214
Vehicles	348	342

	3,342	4,517
Less accumulated depreciation and amortization	(2,896)	(3,787)

Property and equipment, net	$446	$730

Impairment charges of $7,000 and $105,000 were recorded during the year ended December 31, 2012 and 2011, respectively, primarily related to molds and tooling no longer in service, which is recorded under the caption “Cost of Sales” in the accompanying Consolidated Statement of Operations.

Depreciation expense was approximately $0.4 million and $0.5 million for the years ended December 31, 2012 and 2011, respectively.

5.  Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,
	2012	2011
	(Thousands)
Compensation and benefits	$1,004	$958
Production and warehouse	321	385
Sales and marketing	414	287
Commissions	156	231
Interest	96	233
Other	405	348
Customers with credit balances	98	63
Professional fees	110	174

Total	$2,604	$2,679

6.  Short-Term Debt

Line of Credit – BFI

On February 26, 2007, SPY North America entered into a Loan and Security Agreement with BFI with a maximum borrowing limit of $5.0 million, which was subsequently modified on December 7, 2007 and February 12, 2008 to, among other things, increase the maximum borrowing limit to $8.0 million (the “BFI Line of Credit”). Effective April 30, 2010, the maximum borrowing limit was reduced to $7.0 million.

On December 21, 2011, BFI increased SPY North America’s borrowing capability within the $7.0 million limit by (a) increasing the amount which SPY North America is able to borrow against its inventory to a range of $1.5 million to $2.0 million depending on seasonality during 2012 and no greater than $1.5 million after December 31, 2012, from the previous range of $0.5 million to $0.75 million, subject to limitations and sub limits on the level of inventory borrowing of (i) 35% of eligible inventory and (ii) 50% of eligible accounts receivable, and (b) agreeing to finance up to 80% of eligible Canada accounts receivable subject to limitations, whereas SPY North America was not previously able to borrow against any Canada accounts receivable.

Actual borrowing availability under the BFI Line of Credit is based on eligible trade receivable and inventory levels of SPY North America. As a result of the December 2011 changes to the BFI Line of Credit, SPY North America is permitted to borrow up to $7.0 million, subject to the following limitations: (i) up to 80% of eligible United States accounts receivable, or a lower percentage in certain circumstances, (ii) 80% of eligible Canadian receivables, or a lower percentage in certain circumstances, and (iii) 35% of eligible United States inventory, provided such amount does not exceed 50% of eligible United States and Canadian accounts receivable and does not exceed the maximum inventory borrowing range limits of $1.5 million to $2.0 million, depending on seasonality during 2012 and no greater than $1.5 million after December 31, 2012. Borrowings under the BFI Line of Credit bear interest at a rate per annum equal to the prime rate as reported in the Western Edition of The Wall Street Journal from time to time plus 2.5%, with a minimum monthly interest charge of $2,000. SPY North America granted BFI a security interest in substantially all of SPY North America’s assets as security for its obligations under the BFI Line of Credit. Additionally, the obligations under the BFI Line of Credit are guaranteed by SPY Inc. The BFI Line of Credit renews annually in February for one additional year unless otherwise terminated by either SPY North America or by BFI.

The BFI Line of Credit was renewed in February 2013 under the substantially identical terms, but with an increase to the inventory borrowing percentage from 35% to 40% and BFI affirming that the seasonal inventory borrowing limits shall continue to range between $1.5 million to $2.0 million. The BFI Line of Credit is subject to its next annual renewal in February 2014.

The BFI Line of Credit imposes certain covenants on SPY North America, including, but not limited to, covenants requiring SPY North America to provide certain periodic reports to BFI, to inform BFI of certain changes in the business, to refrain from incurring additional debt in excess of $100,000 and to refrain from paying dividends. The BFI Line of Credit also has cross default provisions. Further, the BFI Line of Credit provides that BFI may declare SPY North America in default if SPY North America experiences a material adverse change in its business or financial condition or in its ability to perform the obligations owed under the BFI Line of Credit. BFI’s prior consent, which shall not be unreasonably withheld, is required in the event that SPY North America seeks additional debt financing, including debt financing subordinate to BFI. SPY North America has also established bank accounts in BFI’s name in the United States and Canada into which collections on accounts receivable and other collateral are deposited (the “Collateral Accounts”). Pursuant to the deposit control account agreements between SPY North America and BFI with respect to the Collateral Accounts, BFI is entitled to sweep all amounts deposited into the Collateral Accounts and apply the funds to outstanding obligations under the BFI Line of Credit; provided that BFI is required to distribute to SPY North America any amounts remaining after payment of all amounts due under the BFI Line of Credit. SPY North America was in compliance with the covenants under the BFI Line of Credit at December 31, 2012.

At December 31, 2012 and 2011, there were outstanding borrowings of approximately $4.6 million and $2.5 million, respectively, under the BFI Line of Credit. At December 31, 2012, the remaining unused availability under this line was $1.1 million and the interest rate was 5.75%.

At December 31, 2012 and 2011, approximately $3.0 million and $1.7 million, respectively, of the outstanding borrowings were attributable to accounts receivable. At December 31, 2012 and 2011, approximately $5.7 million and $2.8 million, respectively, of related accounts receivable were collateralized in connection with the outstanding borrowings.

At December 31, 2012 and 2011, approximately $1.6 million and $0.8 million, respectively, of the outstanding borrowings were attributable to inventory. At December 31, 2012 and 2011, approximately $4.6 million and $4.8 million, respectively, of related inventory were collateralized in connection with the outstanding borrowings.

Line of Credit – Banca Popolare di Bergamo

As of December 31, 2012, SPY Europe had no lines of credit. As of December 31, 2011, SPY Europe had two lines of credit with Banca Popolare di Bergamo for an aggregate maximum of €160,000 (approximately US$200,000) which bore interest at 5.0%. The aggregate outstanding balance under this line of credit balance was zero at December 31, 2011.

Other

In July 2011, the Company entered into an Amended and Restated License Agreement with Rose Colored Glasses LLC, the licensor of Melodies by MJB®, in connection with a settlement agreement. Pursuant to this settlement agreement, the Company paid Rose Colored Glasses LLC $1,000,000 in cash in July 2011 and issued a promissory note in the principal amount of $500,000, which did not bear interest and became payable on March 31, 2012, on which date the Company paid the principal amount of $500,000 to Rose Colored Glasses LLC. See also Note 16 “Other Operating Expense” to the Consolidated Financial Statements.

7.  Long-Term Debt

Costa Brava Term Note

In December 2010, SPY North America had borrowed a total of $7.0 million principal from Costa Brava under a promissory note (“Costa Brava Term Note”), which at that time was due December 31, 2012. The Costa Brava Term Note was subordinated to the BFI Line of Credit pursuant to the terms of a debt subordination agreement between Costa Brava and BFI. The Costa Brava Term Note at that time required monthly and periodic interest payments.

In December 2011, the Costa Brava Term Note was amended to (i) extend the maturity date from December 31, 2012 to June 21, 2013, and (ii) allow SPY North America, at its discretion, to pay monthly interest payments and other accrued interest (accruing daily at a rate equal to 12% per annum as of such amendment) in kind starting on January 1, 2012 as an addition to the outstanding principal amount due, rather than in cash. SPY North America had elected to pay all interest accrued at or since January 1, 2012 in Accrued PIK Interest. This Costa Brava Term Note amendment was accounted for as a modification of debt, in accordance with authoritative guidance.

In August 2012, the Costa Brava Term Note was further amended to extend the maturity date from June 21, 2013 to April 1, 2014.

In September 2012, the Costa Brava Term Note and Costa Brava Line of Credit, defined below, was further amended to eliminate the ability to elect to make any interest payments in cash, instead allowing only Accrued PIK Interest prior to the April 1, 2014 due date.

In addition to the interest payments described above, the Costa Brava Term Note, as amended, requires that SPY North America pay 1% of the outstanding principal amount in cash (without giving effect to the Accrued PIK Interest) on each December 31 and on the revised maturity date of April 1, 2014. During the term of the Costa Brava Term Note, Costa Brava may, at its discretion, convert up to $2,250,000 of the principal amount (excluding the Accrued PIK Interest) of the Costa Brava Term Note into shares of the Company’s common stock at a conversion price of $2.25 per share. The Costa Brava Term Note contains representations and warranties, and reporting and financial covenants that are customary for financings of this type, and has cross default provisions. SPY North America was in compliance with the covenants under the Costa Brava Term Note at December 31, 2012. The Costa Brava Term Note also requires that the Company obtain Costa Brava’s consent with respect to certain financing transactions. See also Note 13 “Related Party Transactions” to the Consolidated Financial Statements.

Costa Brava Line of Credit

In June 2011, SPY North America and Costa Brava entered into an additional promissory note evidencing a $6.0 million line of credit commitment with Costa Brava (“Costa Brava Line of Credit”), which was subsequently increased in both June 2012 and August 2012. Interest on the outstanding borrowings accrues daily at a rate equal to 12% per annum which became payable in kind starting on January 1, 2012. During the year ended December 31, 2011, the Costa Brava Line of Credit required monthly interest payments through December 31, 2011. On December 21, 2011, the Costa Brava Line of Credit was amended to (i) accelerate the maturity date from June 30, 2014 to June 21, 2013, and to (ii) allow SPY North America, at its discretion, to pay the monthly interest payments in kind starting on January 1, 2012 as an addition to the outstanding principal amount due, rather than pay in cash. SPY North America had elected to pay all interest accrued since January 1, 2012 in kind by adding such accrued interest to the outstanding principal amount that will be due at maturity. This Costa Brava Line of Credit amendment was accounted for as a modification of debt, in accordance with authoritative guidance.

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

•
SPY North America became obligated to repay $1.0 million of the principal amount outstanding under the Costa Brava Line of Credit within five business days of the sale of equity by the Company (preferred stock, common stock, warrants to purchase common stock, or any combination thereof) with proceeds to the Company of at least $4.0 million prior to payment of any transaction expenses. Any amount so repaid was to reduce dollar-for-dollar Costa Brava’s commitment to make advances under the Costa Brava Line of Credit. This provision was amended in August 2012.

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

•
SPY North America became obligated to repay $4.0 million of the principal amount outstanding under the Costa Brava Line of Credit, at the election of Costa Brava, within fifteen business days of the sale of equity by the Company (preferred stock, common stock, warrants to purchase common stock, or any combination thereof) with proceeds to the Company of at least $4.0 million prior to payment of any transaction expenses. Any amount so repaid will reduce dollar-for-dollar Costa Brava’s commitment to make advances under the Costa Brava Line of Credit (collectively “Repayment Obligation”). This provision was amended in September 2012.

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

•	The Repayment Obligation was amended to end on December 31, 2012 and expired on that date.

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

SPY North America had borrowed a total of $8.5 million of the $10.0 million that was available under the Costa Brava Line of Credit as of December 31, 2012 (which amounts exclude the Accrued PIK Interest), and all amounts owing there under are subordinated to the amounts owed by SPY North America under its loan and security agreement with BFI pursuant to the terms of a debt subordination agreement between Costa Brava and BFI. The Costa Brava Line of Credit contains customary representations and warranties and reporting and financial covenants that are customary for financings of this type, and cross default provisions. SPY North America was in compliance with the covenants under the Costa Brava Line of Credit at December 31, 2012. This promissory note also requires that the Company obtain Costa Brava’s consent with respect to certain financing transactions. See also Note 13 “Related Party Transactions” to the Consolidated Financial Statements.

Costa Brava Loans

The total outstanding borrowings under credit facilities entered into with Costa Brava at December 31, 2012 and 2011 was $15.5 million and $13.0 million, respectively. The $15.5 million balance excludes $2.0 million of interest added to outstanding principal that will be due at maturity, $1.8 million of which is attributable to interest expense accrued during the year ended December 31, 2012 and $0.2 million of which was attributable to interest expense accrued in prior periods. The Costa Brava Term Loan and Costa Brava Line of Credit are pari passu with respect to the rights and preferences of the Harlingwood Note, which is described below.

Harlingwood Convertible Debt

In September 2012, the Company entered into a convertible note purchase agreement with Harlingwood pursuant to which the Company issued a promissory note to Harlingwood in the principal amount of $1.0 million (the “Harlingwood Note”). The Harlingwood Note accrues interest at the rate of 12% per annum, which is required to be paid in kind as an addition to the outstanding principal amount due under the Harlingwood Note on the last day of each calendar month in arrears and may not be paid in cash until the maturity date, which is April 1, 2014, and instead is only payable as Accrued PIK Interest. The principal amount due under the Harlingwood Note (including Accrued PIK Interest) is convertible into common stock of the Company at $1.40 per share of common stock, subject to adjustment for stock splits or stock dividends. The Company paid an initial facility fee to Harlingwood of $10,000 in September 2012 and future facility fees are due on each anniversary of the Harlingwood Note until the Harlingwood Note matures equal to the lesser of $10,000 or 1% of the average daily outstanding principal amount due under the Harlingwood Note (without giving effect to the Accrued PIK Interest). The Harlingwood Note is pari passu with respect to the rights and preferences of the Costa Brava Term Loan and Costa Brava Line of Credit.

In December 2012, the Company borrowed an additional $0.5 million from Harlingwood under substantially identical terms and conditions to the September 2012 $1.0 million Harlingwood Note (collectively “Harlingwood Notes”).

Harlingwood beneficially owns approximately 5.4%, or 12.8% on an as converted basis, of the Company’s common stock as of December 31, 2012. Mr. Fir Geenen, a member of the Company’s board of directors, is the manager of a limited liability company that is the manager of Harlingwood. Accrued PIK Interest attributable to the Harlingwood Notes was less than $0.1 million at December 31, 2012.

Notes payable at December 31, 2012 consist of the following:

(Thousands)
Costa Brava Term Loan (subordinated convertible debt)	$8,149
Costa Brava Line of Credit (subordinated debt)	9,388
Harlingwood Note (subordinated convertible debt)	1,541
Secured note payable for vehicle purchases, 4.69% interest rate with monthly payments of $1,400 due through December 2015, secured by vehicles	47
Subtotal	19,125
Less current portion	(15)

Notes payable, less current portion	$19,110

            The Costa Brava Term Note includes the $2,250,000 of principal that they may convert at their discretion, of the principal amount (excluding unpaid interest which has been added to principal) of the Costa Brava Term Note into shares of the Company’s common stock at a conversion price of $2.25 per share.

The Note payable amounts above for the Costa Brava Term Loan, Costa Brava Line of Credit and Harlingwood Notes include interest paid in kind that has been added to the principal balance.

Future minimum payments under all long-term debt agreements are as follows:

Year ended December 31,	(Thousands)
2013	$15
2014	19,094
2015	16

Total minimum debt payments	$19,125

8.  Stockholders’ Equity (Deficit)

Common Stock

During 2012 and 2011, an aggregate of 94,736 and 41,796 shares of common stock, respectively, were issued to individuals upon vesting of restricted stock awards. During 2012 and 2011, approximately 33,000 and 220,000 shares of common stock, respectively, were issued to individuals upon exercise of stock options.

Shares Reserved

The Company had 100,000,000 authorized shares of common stock at December 31, 2012. The table below outlines common shares reserved for future issuance:

(Thousands)
Total Authorized Shares	100,000
Common shares issued	(13,098)
Shares reserved for future issuance:
Stock options outstanding	(2,692)
Warrant	(244)
Conversion option for Costa Brava promissory note without paid in kind interest	(1,000)
Conversion option for Harlingwood promissory note with accrued paid in kind interest	(1,100)

Remaining Authorized Shares	81,866

9.  Fair Value of Financial Instruments

Certain financial instruments are carried at cost on the Company’s Consolidated Balance Sheet, which approximates fair value due to their short-term, highly liquid nature. The Company’s financial instruments include cash, accounts receivable and payable, short-term borrowings, accrued expenses, other short-term liabilities, capital leases, notes payable and related party debt. The carrying amount of these instruments approximates fair value because of their short-term nature. The carrying value of the Company’s long-term debt, including the current portion, approximates fair value as of December 31, 2012 and 2011.

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

Stock Option Activity

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(Thousands)
Options outstanding at December 31, 2010	2,038,776	$1.88
Granted	1,520,000	$1.73
Exercised	(220,000)	$1.06
Expired	(358,220)	$1.92
Forfeited	(540,589)	$1.44

Options outstanding at December 31, 2011	2,439,967	$1.97
Granted	805,000	$1.57
Exercised	(33,200)	$0.92
Expired	(219,299)	$2.34
Forfeited	(300,835)	$1.68

Options outstanding at December 31, 2012	2,691,633	$1.86	7.85	$449

Options exercisable at December 31, 2012	1,411,629	$2.09	6.79	$380

Information regarding stock options outstanding as of December 31, 2012 is as follows:

	Options Outstanding			Options Exercisable
Price Range	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Shares	Weighted- Average Exercise Price
$0.65 - $0.90	358,967	$0.83	6.78	358,967	$0.83
$0.94 - $0.96	221,000	$0.95	6.98	221,000	$0.95
$1.25	305,000	$1.25	9.15	66,666	$1.25
$1.40 - $1.50	345,000	$1.46	9.02	70,001	$1.45
$1.52 - $1.60	380,834	$1.57	8.37	205,838	$1.55
$1.65 - $1.75	155,000	$1.69	8.13	61,665	$1.70
$1.80	350,000	$1.80	9.03	—	$—
$1.85 - $2.20	325,832	$1.96	8.21	177,492	$1.92
$3.19 - $6.46	180,000	$4.88	4.62	180,000	$4.88
$8.75	70,000	$8.75	1.95	70,000	$8.75

Total	2,691,633	$1.86	7.85	1,411,629	$2.09

Intrinsic value is defined as the difference between the relevant current market value of the common stock and the grant price for options with exercise prices less than the market values on such dates. During the years ended December 31, 2012 and 2011, the Company received approximately $30,000 and $233,000, respectively, in cash proceeds from the exercise of stock options. The intrinsic value of stock options exercised was approximately $13,000 and $192,000 during the years ended December 31, 2012 and 2011, respectively.

During the year ended December 31, 2011, the Company modified 430,444 options associated with the restructuring of management in April 2011. The modification, which resulted in an extension of the term that certain of the Company’s previous management were allowed to exercise stock options, resulted in $31,552 of incremental share-based compensation expense during the year ended December 31, 2011.

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

In December 2011, upon the appointment of Carol Montgomery to the Company’s board of directors, the Company accelerated the vesting of 100,000 stock options, resulting in approximately $0.1 million of incremental stock compensation expense.

Restricted Stock Award Activity

The Company periodically issues restricted stock awards to certain directors and key employees subject to certain vesting requirements based on future service. Fair value is calculated using the Black-Scholes option-pricing valuation model (single option approach). Although there was no restricted stock award activity during the year ended December 31, 2012, the Company did award and issue 94,736 fully vested non-restricted shares at a $1.56 weighted-average grant date fair value, which resulted in approximately $148,000 of share-based compensation expense during year ended December 31, 2012. In addition, although there was no restricted stock award activity during the year ended December 31, 2011, the Company did award and issue 41,796 fully vested non-restricted shares at a $1.61 weighted-average grant date fair value, which resulted in approximately $67,000 of share-based compensation expense during year ended December 31, 2011.

Information regarding stock award activity is presented as follows:
	Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2010	—	$—
Awarded	41,796	1.61
Released	(41,796)	1.61

Non-vested at December 31, 2011	—	$—
Awarded	94,736	1.56
Released	(94,736)	1.56

Non-vested at December 31, 2012	—	$—

Warrant Activity

In April 2011, the Company issued a warrant to Regent Pacific Management Corporation (“Regent Pacific”), a professional management-consulting firm, to purchase up to 244,163 shares of common stock at an exercise price of $1.85 per share, in exchange for Regent Pacific providing the services of the Company’s Interim Chief Financial Officer and other services. The warrant vested over the three-month service period ending July 2011. The total value of the warrant was calculated using the Black-Scholes option-pricing valuation model and determined to equal approximately $360,000, of which the entire amount was expensed to general and administrative share-based compensation expense during the year ended December 31, 2011. The term of the warrant is 10 years.

 The Company recognized the following share-based compensation expense during the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
	(Thousands)
Stock options
General and administrative	$383	$444
Cost of sales	16	72
Selling and marketing	281	194
Shipping and warehousing	4	9
Research and development	13	10
Total share-based compensation for stock options	697	729
Restricted stock
General and administrative (Board of Director’s fees in lieu of cash payments)	148	39
Selling and marketing	—	28
Total share-based compensation for restricted stock	148	67
Warrant
General and administrative	—	360

Total share-based compensation expense	845	1,156
Income tax benefit (pro-forma)	(287)	(393)

Total share-based compensation expense, net of pro-forma income tax benefit	$558	$763

            The Company does not expect to receive any tax benefit from the share-based compensation expense reflected above.

The following table summarizes the approximate unrecognized compensation cost for the share-based compensation awards and the weighted average remaining years over which the cost will be recognized:
	Total Unrecognized Compensation Expense	Weighted Average Remaining Years
	(Thousands)
Stock options	$739	1.81

Total	$739

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

The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2012 and 2011 was $1.05 per share and $1.09 per share, respectively. The following weighted average assumptions were used to estimate the fair value of options granted to employees and directors during the years ended December 31, 2012 and 2011:

	Year ended December 31,
	2012	2011
Expected volatility	87.5%	87.5%
Risk-free interest rate	1.1%	1.4%
Expectation term (in years)	4.0	4.0
Dividend yield	—	—

 11.  Income Taxes

Income tax expense attributed to income from operations consists of:
	Year Ended December 31,
	2012	2011
	(Thousands)
Current
State	$1	$1
Foreign	7	31

Total	8	32
Deferred
Foreign	—	—

Total	—	—

Income tax provision	$8	$32

The components that comprise deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
	(Thousands)
Deferred tax assets:
NOL carry forwards	$13,126	$10,664
Allowance for doubtful accounts	86	46
Compensation and vacation accrual	149	89
Reserve for returns and allowances	602	498
Unrealized foreign currency loss	14	12
Inventory reserve	175	440
Foreign deferred tax asset before valuation allowance	1,630	1,754
Non-cash compensation	888	619
Depreciation and amortization	418	432
Benefit of state tax items	1	1
Capital loss on sale of LEM	4,294	4,294
Other	318	260

Gross deferred tax assets	21,701	19,109
Deferred tax liabilities:
Foreign deferred tax liability	—	—

Net deferred tax asset before valuation allowance	21,701	19,109
Valuation allowance	(21,701)	(19,109)

Net deferred tax liability	$—	$—

            The reconciliation of computed “expected” income taxes to effective income tax expense by applying the federal statutory rate of 34% is as follows:
	Year Ending December 31,
	2012	2011
	(Thousands)
Computed “expected” tax expense	$(2,314)	$(4,003)
State taxes, net of federal benefit	(396)	(685)
Foreign tax expense	7	31
Foreign subsidiary loss	—	(26)
Permanent items	34	60
NOL adjustment	—	(91)
U.S. valuation allowances	2,678	4,747
Other, net	(1)	(1)

	$8	$32

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance of $21.7 million and $19.1 million for its worldwide operations at December 31, 2012 and 2011, respectively. The change in the valuation allowance for the years ended December 31, 2012 and 2011 was an increase of $2.6 million and $4.5 million, respectively. The Company has recorded a $21.7 million and $19.1 million valuation allowance for SPY North America at December 31, 2012 and 2011, respectively. The Company has recorded a $1.6 million and $1.8 million valuation allowance for SPY Europe at December 31, 2012 and 2011, respectively. LEM was deconsolidated upon the sale of 90% of the Company’s equity interest on December 31, 2010. See Note 1 “Description of Business” to the Consolidated Financial Statements. For tax purposes, the Company incurred a capital loss on the sale of 90% of the Company’s equity interest in LEM. For federal and California income tax purposes, capital losses may only offset capital gains, with any excess capital losses available for carry-back to the previous three tax years and carry-forward for a five year period.  The company has not done an IRS section 382 study, and therefore its ability to utilize income tax loss carry forwards may be limited.

12.  Employee Benefit Plans

In 1998, the Company adopted the Spy Optic Inc. 401(k) Plan, or the “401(k) Plan.” The 401(k) Plan covers all employees who meet the eligibility requirements of a minimum of 3 months of service and 18 years of age. The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under the provisions of the 401(k) Plan, eligible participants may contribute up to 15% of their annual compensation, not to exceed the maximum legal deferral. The Company is not required to contribute to the 401(k) Plan and made no contributions to the 401(k) Plan during the years ended December 31, 2012 or 2011.

13.  Related Party Transactions

Promissory Notes with Shareholder, Costa Brava Partnership III, L.P.

See Note 7 “Long-term Debt” to the Consolidated Financial Statements regarding promissory notes held by Costa Brava, an entity that owned at December 31, 2012 approximately 48.4%, or 52.1% on an as converted basis, of the Company’s common stock. The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC which is the sole general partner of Costa Brava.

The total outstanding borrowings under all indebtedness the Company has entered into with Costa Brava at December 31, 2012 and 2011 was $17.5 million (including over $2.0 million Accrued PIK Interest) and $13.0 million, respectively.

Convertible Note with Shareholder, Harlingwood

See Note 7 “Long-term Debt” to the Consolidated Financial Statements regarding a $1.5 million in convertible promissory debt held by Harlingwood, an entity that owned at December 31, 2012 approximately 5.4%, or 12.8% on an as converted basis, of the Company’s common stock. Mr. Fir Geenen, a member of the Company’s Board of Directors is the manager of a limited liability company that is the manager of Harlingwood.

14.  Commitments and Contingencies

LEM Purchase Commitments

In January 2006, the Company acquired for $6.1 million all of the equity interest of LEM and consolidated it. LEM was, and is currently expected to continue to be one of the Company’s manufacturers of sports eyeglasses for the foreseeable future. On December 31, 2010, the Company completed the sale of 90% of its equity interest in LEM to two LEM employees and two third-party suppliers of LEM (“Purchasers”) and entered into a supply agreement. The Company continues to hold a 10% equity interest in LEM.

In connection with the sale, the Company and LEM entered into a supply agreement under which the Company became obligated to make certain inventory purchases from LEM in 2011 and 2012. The Company, SPY Europe and the Purchasers entered into an amendment to the LEM supply agreement effective September 23, 2011. Under the terms of the amendment, the annual minimum purchase amounts for 2011 and 2012 were revised and a minimum purchase amount was agreed to for 2013.  The minimum purchase amount revisions were (i) from €3,717,617 to €3,416,000 for the year ending December 31, 2011, (ii) from €1,858,808 to €1,859,000 for the year ending December 31, 2012 and (iii) from €0 to €361,400 for the year ending December 31, 2013. These amended minimum purchase amounts are subject to adjustments as described below.

The annual 2012 minimum commitment was subject to a further downward adjustment by an amount equal to 50% of new products the Company purchases from LEM (as defined in the amendment), which downward adjustment could not exceed €400,000. The amendment provides the Company the ability to carryforward a portion of excess purchases above the minimum commitment in a particular quarter as a credit to reduce the minimum purchase commitment in future periods. Further, the minimum purchase amount for the year ended December 31, 2013 is subject to increase by the amount by which the minimum purchase amount for 2012 was adjusted downward pursuant to the adjustment for new product purchases or carry forward of excess purchases described above. In the event the Company does not meet the minimum purchase amounts, as amended or as subject to adjustment as indicated above, the Company must pay LEM in cash an amount equal to €0.37 for each Euro of goods and/or services of the minimum purchase amounts not purchased by the Company during each quarter of each annual commitment period, subject to certain carryover provisions if the Company’s purchases exceed its quarterly minimum in a previous quarter or quarters.

The Company decided that it would not purchase approximately €467,000 of its minimum commitment for the year ended December 31, 2011 and therefore became obligated to pay LEM approximately €173,000 (US$224,035), which was reflected as an accrued liability in the Company’s Consolidated Balance Sheet at December 31, 2011.

The adjusted minimum purchase amount for 2012 was €1,460,651 (US$1,930,250), after giving effect for new product purchases and carryover effect for excess purchases. As of December, 31, 2012, the minimum purchase amounts for the year ending December 31, 2013 (after giving effect for the impact of new products and carryover effect allowed for excess purchases in 2012) was €452,235 (US$597,629).

As of December 31, 2012, the Company had non-cancellable open purchase orders to LEM of approximately €718,573 (US$949,595), for which it anticipates delivery prior to December 31, 2013.

Operating Leases

The Company’s corporate headquarters totals 32,551 square feet and is located in Carlsbad, California. Effective November 2010, the Company entered into an amended lease for this facility which expires in December 2013 and has average monthly rent payments of approximately $29,000 per month.

The Company also leases one building in Varese, Italy which total approximately 9,100 square feet with monthly lease payments of approximately €4,144 (approximately US$5,476). Effective March 2013, the lease rate was reduced to €1,500 per month and the number of square feet was reduced to approximately 6,500. The lease expires in March 2019, and requires a 6 month notice period in the event the company decides to terminate the lease prior to its expiration date.  In addition, the Company leases an office space totaling approximately 400 square feet in Vancouver Canada at a monthly rate of CN$1,352.16 (approximately US$1,369).

The new lease requires a six month notice in the event that the Company also leases certain computer equipment, vehicles and temporary housing in Italy. Total rent expense was approximately $445,000 and $596,000 for the years ended December 31, 2011 and 2010, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Year Ending December 31,	(Thousands)
2013	$399
2014	34
2015	28
2016	24
2017	24
Thereafter	28

Total	$537

Capital Leases

Future minimum lease payments under capital leases at December 31, 2012 are as follows:

Year Ending December 31,	(Thousands)
2013	$57
2014	47
2015	47
2016	16

Total minimum lease payments	167
Amount representing interest	(16)

Present value of minimum lease payments	151
Less current portion	49

Long-term portion	$102

The cost of equipment under a capital lease at December 31, 2012 and 2011 was approximately $323,000 and $324,000, respectively. The amount of accumulated depreciation related to equipment under capital lease at December 31, 2012 and 2011 was approximately $195,000 and $108,000, respectively. Amortization of assets held under capital leases is included in depreciation expense.

Athlete Contracts

At December 31, 2012, the Company has entered into endorsement contracts with athletes to actively wear and endorse the Company’s products. These contracts are based on minimum annual payments totaling approximately $674,000, $263,000, $57,000 and $50,000 in 2013, 2014, 2015 and 2016, respectively, and may include additional performance-based incentives and/or product-specific sales incentives. At December 31, 2011, the Company also had pending endorsement contracts with athletes to actively wear and endorse the Company’s products with minimum annual payments totaling approximately $176,000.

Litigation

From time to time the Company may be party to lawsuits in the ordinary course of business. The Company is not currently a party to any material legal proceedings which it believes will have a material adverse impact on its financial position.

15.  Restructuring

During the third quarter of 2012, the Company decided to take certain restructuring actions including (i) reducing the number of the Company’s employees, substantially all of which occurred during the second half of 2012, (ii) changing the direct portion of its European business into a distribution model and (iii) reducing anticipated spending for the Company’s marketing programs. The employee reductions included reductions in the Company’s shipping and warehousing, sales, marketing, and general and administrative staff by approximately 20 employees in North America and Europe substantially all of which occurred in 2012. Pursuant to authoritative guidance, the Company recorded a one-time charge of approximately $0.6 million in the third quarter of 2012 related to these actions including the reduction in workforce, of which approximately $50,000 is included in shipping and warehousing, $0.5 million is included in sales and marketing and $0.1 million is included in general and administrative expense. The following table sets forth the activity in the severance accrual during the year ended December 31, 2012:

	Employee Separation Costs	Contract Termination Costs	Other Costs	Total
Balance at December 31, 2011	$—	$—	$—	$—
Accrued and expensed	446	75	111	632
Cash payments	(130)	—	—	(130)
Non-cash payments	(74)	—	(111)	(185)

Balance at December 31, 2012	$242	$75	$—	$317

During the third quarter of 2012, the Company accrued for estimated employee termination expenses and no further expenses related to this reduction in workforce are anticipated in the future. However, certain costs are based on estimates, such as foreign social service costs and contract termination costs. Pursuant to authoritative guidance, the Company is required to re-assess estimates on a periodic basis. Accordingly, the Company may revise these estimates in future periods, which could result in additional expense or adjustment to previously recognized estimates. As of December 31, 2012, the Company does not believe that any future changes to these estimates would have a material impact on the Company’s financial position, results of operations or cash flows.

16.  Other Operating Expense

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

As a result of these actions, the Company recorded $1.8 million in other operating expense during the year ended December 31, 2011, of which $0.3 million related to the O’Neill® and $1.5 million related to the Melodies by MJB® eyewear brands.

At December 31, 2011, the Company’s Consolidated Balance Sheet included $0.1 million in accrued liabilities related to the remaining O’Neill® royalty obligations and $500,000 (less imputed interest of $14,559) in notes payable related to the promissory note issued to Rose Colored Glasses LLC in connection with the settlement agreement dated July 2011.

Additionally, effective June 24, 2012, SPY North America terminated its agreement with O’Neill®. The Company paid the last of the royalty payments to O’Neill® in April 2012 and has no further royalty obligations due to O’Neil®.

17.  Concentrations

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

Customer

For the years ended December 31, 2012 and 2011, the Company had no sales to third party customers that accounted for 10% or more of total net sales.

Supplier

During 2012, the Company purchased the majority of its sunglass products from one manufacturer in China and to a lesser extent from LEM and other manufacturers in China. In 2011, our sunglass products were sourced approximately equally from one manufacturer in China and LEM. During 2012 and 2011, the vast majority of the Company’s goggle products are manufactured by OGK in China. The Company does not have long-term agreements with any of its manufacturers other than LEM. The Company believes that other suppliers could provide plastic frames on comparable terms; however, a change in suppliers could result in a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

18.  Operating Segments and Geographic Information

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

The Company markets its products domestically and internationally, with its largest international market being Europe. Revenue is attributed to the location from which the product was shipped. Identifiable assets are based on location of domicile.

	Year Ended December 31, (thousands)
	U.S. and Canada	Europe, Asia Pacific and Latin America	Consolidated	Intersegment
Net sales 2012	$30,480	$5,129	$35,609	$—
Net sales 2011	$27,877	$5,478	$33,355	$—

	December 31,
	2012	2011
	(Thousands)
Tangible long-lived assets:
U.S. and Canada	$446	$593
Europe and Asia Pacific	—	137

Total	$446	$730

19.  Quarterly Financial Data (unaudited)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Thousands, except per share data)
Year ended December 31, 2012:
Net sales	$8,145	$9,466	$9,886	$8,112
Gross profit	3,791	4,759	4,303	3,567
Loss from operations	(2,160)	(1,074)	(1,222)	(577)
Loss before provision for income taxes	(2,609)	(1,630)	(1,784)	(1,211)
Net loss	(2,609)	(1,630)	(1,784)	(1,219)
Basic net loss per share	$(0.20)	$(0.13)	$(0.14)	$(0.09)
Diluted net loss per share	$(0.20)	$(0.13)	$(0.14)	$(0.09)

Year ended December 31, 2011:
Net sales	$6,703	$8,986	$9,186	$8,480
Gross profit	3,413	4,882	3,245	2,811
Loss from operations	(1,339)	(2,638)	(2,442)	(3,008)
(Loss) before provision for income taxes	(1,567)	(2,948)	(2,963)	(3,430)
Net (loss)	(1,571)	(2,951)	(2,984)	(3,434)
Basic net (loss) per share	$(0.13)	$(0.23)	$(0.23)	$(0.27)
Diluted net (loss) per share	$(0.13)	$(0.23)	$(0.23)	$(0.27)

SPY Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

For the Years Ended December 31, 2012 and 2011

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(Thousands)
Allowance for doubtful accounts:
Year ended December 31, 2012	$313	$186	$(194)	$305
Year ended December 31, 2011	$636	$104	$(427)	$313
Allowance for sales returns:
Year ended December 31, 2012	$1,340	$262	$(30)	$1,572
Year ended December 31, 2011	$1,263	$156	(79)	$1,340
Allowance for inventory reserve:
Year ended December 31, 2012	$1,256	$306	$(936)	$626
Year ended December 31, 2011	$522	$1,070	$(336)	$1,256

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Control and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2012, the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time frames specified by the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2012, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (or the “COSO” criteria). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our definitive proxy statement for our 2013 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be set forth in our definitive proxy statement for our 2013 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this item will be set forth in our definitive proxy statement for our 2013 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our definitive proxy statement for our 2013 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in our definitive proxy statement for our 2013 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

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
Incorporated by reference to Form 10-Q filed November 14, 2011.

3.1	Restated Certificate of Incorporation	Incorporated by reference to Form 10-Q filed November 16, 2009.

3.2	Third Amended and Restated Bylaws of SPY Inc., effective April 27, 2012	Incorporated by reference to Form 8-K filed on April 27, 2012.

3.3	Certificate of Ownership and Merger dated February 6, 2012	Incorporated by reference to Form 8-K filed on February 10, 2012.

4.1	Form of Common Stock Certificate	Incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004.

4.2	Common Stock Purchase Warrant to Purchase 142,000 shares of Common Stock of SPY Inc. (fka Orange 21 Inc.) issued to Roth Capital Partners, LLC dated June 22, 2005	Incorporated by reference to Form 10-Q filed August 11, 2005.

4.3	Common Stock Purchase Warrant to Purchase 5,000 shares of Common Stock of SPY Inc. (fka Orange 21 Inc.) issued to Dana Mackie dated June 22, 2005	Incorporated by reference to Form 10-Q filed August 11, 2005.

4.4	Common Stock Purchase Warrant to Purchase 244,163 shares of Common Stock of SPY Inc. (fka Orange 21 Inc.) issued to Regent Pacific Management Corporation dated April 12, 2011	Incorporated by reference to Form 10-Q filed August 8, 2011.

10.1(a)+	2004 Stock Incentive Plan (as amended and restated on September 13, 2011)	Incorporated by reference to Form 10-Q filed November 14, 2011.

10.1(b)+	Form of Stock Option Agreement (for use under the 2004 Stock Incentive Plan as amended and restated on April 26, 2007)	Incorporated by reference to Form 8-K filed on April 15, 2011.

10.1(c)+	Amendment No. 1 to Notice of Stock Option Grant and Stock Agreement dated May 20, 2009 by and between SPY Inc. (fka Orange 21 Inc.) and A. Stone Douglass	Incorporated by reference to Form 10-Q filed August 13, 2009.

10.1(d)+	Notice of Stock Option Grant and Nonstatutory Stock Option Agreement dated as of April 12, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Carol Montgomery	Incorporated by reference to Form 8-K filed on April 15, 2011.

10.1(e)+	Form of Stock Option Agreement (for use under the 2004 Stock Incentive Plan as amended and restated on September 13, 2011)	Incorporated by reference to Form 10-K filed March 20, 2012.

10.1(f)+	Form of Restricted Share Agreement (for use under the 2004 Stock Incentive Plan as amended and restated on September 13, 2011)	Incorporated by reference to Form 10-K filed March 20, 2012.

10.1(g)+	Form of Stock Appreciation Rights Agreement (for use under the 2004 Stock Incentive Plan as amended and restated on September 13, 2011)	Incorporated by reference to Form 10-K filed March 20, 2012.

10.1(h)+	Form of Stock Unit Agreement (for use under the 2004 Stock Incentive Plan as amended and restated on September 13, 2011)	Incorporated by reference to Form 10-K filed March 20, 2012.

10.2(a)	Loan and Security Agreement dated February 26, 2007 by and between Spy Optic Inc. (fka Orange 21 North America Inc.) and BFI Business Finance	Incorporated by reference to Form 8-K filed March 2, 2007.

10.2(b)	General Continuing Guaranty dated February 26, 2007 by and between SPY Inc. (fka Orange 21 Inc.) and BFI Business Finance	Incorporated by reference to Form 8-K filed March 2, 2007.

10.2(c)	First Modification to Loan and Security Agreement dated December 7, 2007 by and between Spy Optic Inc. (fka Orange 21 North America Inc.) and BFI Business Finance	Incorporated by reference to Form 8-K filed December 12, 2007.

10.2(d)	Second Modification to Loan and Security Agreement dated February 12, 2008 by and between Spy Optic Inc. (fka Orange 21 North America Inc.) and BFI Business Finance	Incorporated by reference to Form 10-K filed April 8, 2008.

10.2(e)	Sixth Modification to Loan and Security Agreement dated December 19, 2011 by and between Spy Optic Inc. (fka Orange 21 North America Inc.) and BFI Business Finance	Incorporated by reference to Form 8-K filed on December 23, 2011.

10.3+	Executive Employment Agreement dated January 19, 2009 between SPY Inc. (fka Orange 21 Inc.) and A. Stone Douglass	Incorporated by reference to Form 8-K filed January 26, 2009.

10.4+	Letter Agreement dated May 20, 2009 by and between SPY Inc. (fka Orange 21 Inc.) and Erik Darby	Incorporated by reference to Form 10-K filed March 26, 2010.

10.5(a)	Promissory Note issued on March 23, 2010 by Spy Optic Inc. (fka Orange 21 North America Inc.) to Costa Brava Partnership III, L.P.	Incorporated by reference to Form 10-K filed March 26, 2010.

10.5(b)	Promissory Note issued on October 5, 2010 by Spy Optic Inc. (fka Orange 21 North America Inc.) to Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed October 7, 2010.

10.5(c)	Promissory Note issued on November 1, 2010 by Spy Optic Inc. (fka Orange 21 North America Inc.) to Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed November 2, 2010.

10.5(d)	Promissory Note issued on December 20, 2010 by Spy Optic Inc. (fka Orange 21 North America Inc.) to Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed December 23, 2010.

10.5(e)	Amended and Restated $7.0 Million Promissory Note issued on December 19, 2011 by Spy Optic Inc. (fka Orange 21 North America Inc.) in favor of Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on December 23, 2011.

10.5(f)	Amended and Restated $6.0 Million Promissory Note issued on December 19, 2011 by Spy Optic Inc. (fka Orange 21 North America Inc.) in favor of Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on December 23, 2011.

10.5(g)	Second Amended and Restated $7.0 Million Promissory Note dated June 28, 2012 between Spy Optic Inc. (fka Orange 21 North America Inc.) in favor of Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on July 2, 2012.

10.5(h)	Second Amendment to Amended and Restated $7.0 Million Promissory Note dated August 2, 2012 between Spy Optic Inc. (fka Orange 21 North America Inc.) in favor of Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on August 8, 2012.

10.5(i)	Third Amended and Restated $10.0 Million Promissory Note dated August 2, 2012 between Spy Optic Inc. (fka Orange 21 North America Inc.) in favor of Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on August 8, 2012.

10.5(j)	First Amendment to Second Amended and Restated $7.0 million Promissory Note between Spy Optic Inc. (fka Orange 21 North America Inc.) in favor of Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on September 12, 2012.

10.5(k)	First Amendment to Third Amended and Restated $10.0 million Promissory Note between Spy Optic Inc. (fka Orange 21 North America Inc.) in favor of Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on September 12, 2012.

10.5(l)	Registration Rights Agreement between Spy Inc. in favor of Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on September 12, 2012.

10.5(m)
Second Amendment to Second Amended and Restated $7.0 Million Promissory Note dated December 18, 2012 between Spy Optic Inc. (fka Orange 21 North America Inc.) in favor of Costa Brava Partnership III, L.P.
Incorporated by reference to Form 8-K filed on December 24, 2012.

10.5(n)
Second Amendment to Third Amended and Restated $10.0 Million Promissory Note dated December 18, 2012 between Spy Optic Inc. (fka Orange 21 North America Inc.) in favor of Costa Brava Partnership III, L.P.
Incorporated by reference to Form 8-K filed on December 24, 2012.

10.6(a)	License Agreement dated May 12, 2010 by and between Spy Inc. (fka Orange 21 Inc.) and Rose Colored Glasses LLC	Incorporated by reference to form 10-Q filed August 16, 2010.

10.6(b)†	Amended and Restated License Agreement dated July 18, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Rose Colored Glasses LLC	Incorporated by reference to Form 10-Q/A filed on November 30, 2011.

10.7	Lease Agreement dated November 1, 2010 by and between Spy Optic Inc. (fka Orange 21 North America Inc.) and The Levine Family Trust	Incorporated by reference to Form 10-Q filed on November 15, 2010.

10.8(a)+	SPY Inc. (fka Orange 21 Inc.) Change in Control Severance Plan (effective December 8, 2010)	Incorporated by reference to Form 8-K filed on December 13, 2010.

10.8(b)+	Change in Control Severance Agreement dated December 8, 2010 between SPY Inc. (fka Orange 21 Inc.) and A. Stone Douglass	Incorporated by reference to Form 8-K filed on December 13, 2010.

10.8(c)+	Change in Control Severance Agreement dated December 8, 2010 between SPY Inc. (fka Orange 21 Inc.) and Erik Darby	Incorporated by reference to Form 8-K filed on December 13, 2010.

10.8(d)+	Amended and Restated Change in Control Severance Agreement dated October 31, 2011 by and between SPY Inc. (fka Orange 21 Inc.)and Michael Marckx	Incorporated by reference to Form 8-K filed on November 2, 2011.

10.8(e)+	Form of Change in Control Severance Agreement by and between SPY Inc. (fka Orange 21 Inc.) and Michael D. Angel	Incorporated by reference to Form 8-K filed on November 2, 2011.

10.8(f)+	Form of Change in Control Severance Agreement by and between SPY Inc. (fka Orange 21 Inc.) and Greg Hagerman	Incorporated by reference to Form 8-K filed on November 2, 2011.

10.9(a)	Stock Purchase Agreement dated February 28, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Harlingwood (Alpha), LLC	Incorporated by reference to Form 8-K filed on March 4, 2011.

10.9(b)	Registration Rights Agreement dated February 28, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Harlingwood (Alpha), LLC	Incorporated by reference to Form 8-K filed on March 4, 2011.

10.10(a)	Convertible Promissory Note Purchase Agreement among SPY Inc. (fka Orange 21 Inc.), Spy Optic Inc. (fka Orange 21 North America Inc.) and Harlingwood (Alpha), LLC	Incorporated by reference to Form 8-K filed on September 12, 2012.

10.10(b)	Promissory Note issued by Spy Optic Inc. (fka Orange 21 North America Inc.) to Harlingwood (Alpha), LLC on September 6, 2012	Incorporated by reference to Form 8-K filed on September 12, 2012.

10.10(c)	Registration Rights Agreement between SPY Inc. (fka Orange 21 Inc.) and Harlingwood (Alpha), LLC dated September 6, 2012	Incorporated by reference to Form 8-K filed on September 12, 2012.

10.10(d)	Convertible Note Purchase Agreement Among SPY Inc. (fka Orange 21 Inc.), Spy Optic Inc. (fka Orange 21 North America Inc.) and Harlingwood (Alpha), LLC on December 18, 2012	Incorporated by reference to Form 8-K filed on December 24, 2012.

10.10(e)	Promissory Note issued by Spy Optic Inc. (fka Orange 21 North America Inc.) to Harlingwood (Alpha), LLC on December 18, 2012	Incorporated by reference to Form 8-K filed on December 24, 2012.

10.10(f)	Registration Rights Agreement between SPY Inc. (fka Orange 21 Inc.) and Harlingwood (Alpha), LLC dated December 18, 2012	Incorporated by reference to Form 8-K filed on December 24, 2012.

10.11(a)+	Retainer Agreement dated April 10, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Regent Pacific Management Corporation	Incorporated by reference to Form 8-K filed on April 15, 2011.

10.11(b)+	First Amendment to Retainer Agreement dated September 20, 2011 between Regent Pacific Management Corporation and SPY Inc. (fka Orange 21 Inc.)	Incorporated by reference to Form 8-K filed on September 26, 2011.

10.12+	Executive Employment Agreement dated April 13, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Carol Montgomery	Incorporated by reference to Form 8-K filed on April 15, 2011.

10.13(a)+	Amended and Restated Executive Employment Agreement dated October 31, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Michael Marckx	Incorporated by reference to Form 8-K filed on November 2, 2011.

10.13(b)+	Amendment No. 1 to Amended and Restated Executive Employment Agreement dated December 15, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Michael Marckx	Incorporated by reference to Form 8-K filed on December 21, 2011.

10.13(c)+	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated October 16, 2012 by and between SPY Inc. (fka Orange 21 Inc.) and Michael Marckx	Incorporated by reference to Form 8-K filed on October 22, 2012.

10.13(d)+	Amendment No. 1 to Amended and Restated Change in Control Agreement dated October 16, 2012 by and between SPY Inc. (fka Orange 21 Inc.) and Michael Marckx	Incorporated by reference to Form 8-K filed on October 22, 2012.

10.14(a)+	Executive Employment Agreement dated October 31, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Michael D. Angel	Incorporated by reference to Form 8-K filed on November 2, 2011.

10.14(b)+	Amendment No. 1 to Executive Employment Agreement dated October 16, 2012 by and between SPY Inc. (fka Orange 21 Inc.) and Michael D. Angel	Incorporated by reference to Form 8-K filed on October 22, 2012.

10.14(c)+	Amendment No. 1 to Change in Control Agreement dated October 16, 2012 by and between SPY Inc. (fka Orange 21 Inc.) and Michael D. Angel	Incorporated by reference to Form 8-K filed on October 22, 2012.

10.15+	Executive Employment Agreement dated October 31, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Greg Hagerman	Incorporated by reference to Form 8-K filed on November 2, 2011.

14.1	Code of Ethics for Senior Officers	Incorporated by reference to Form 10-K filed March 31, 2005.

14.2	Code of Business Conduct	Incorporated by reference to Form 10-K filed March 31, 2005.

21.1	List of Subsidiaries	Filed herewith.

23.1	Consent of Mayer Hoffman McCann P.C., independent registered certified public accountants	Filed herewith.

24.1	Power of Attorney	Included on the signature page.

31.1	Section 302 Certification of the Principal Executive Officer	Filed herewith.

31.2	Section 302 Certification of the Principal Financial Officer	Filed herewith.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	Filed herewith.

101.INS*	XBRL Instance Document	Furnished herewith.

101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.

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

SPY Inc.

Date: March 20, 2013	By	/s/ Michael D. Angel
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

Name	Title	Date

/s/ Michael Marckx Michael Marckx	President and Chief Executive Officer (Principal Executive Officer)	March 20, 2013

/s/ Michael D. Angel Michael D. Angel	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 20, 2013

/s/ Seth W. Hamot Seth W. Hamot	Chairman of the Board of Directors	March 20, 2013

/s/ Gregory R. Andrews Gregory R. Andrews	Director	March 20, 2013

/s/ Harry Casari Harry Casari	Director	March 20, 2013

/s/ J. David Chute J. David Chute	Director	March 20, 2013

/s/ Fir Geenen Fir Geenen	Director	March 20, 2013

/s/ David Mitchell David Mitchell	Director	March 20, 2013

/s/ Carol Montgomery Carol Montgomery	Director	March 20, 2013

/s/ John Pound John Pound	Director	March 20, 2013

/s/ Stephen Roseman Stephen Roseman	Director	March 20, 2013

/s/ Greg Theiss Greg Theiss	Director	March 20, 2013