Form 10-Q
period 2013-03-31
Spy Inc.
filed 2013-05-14
CIK 932372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number:  000-51071

 SPY INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0580186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2070 Las Palmas Drive, Carlsbad, CA	92011
(Address of principal executive offices)	(Zip Code)

(760) 804-8420
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]    No [X]

As of May 3, 2013, there were 13,134,890 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

SPY INC. AND SUBSIDIARIES
FORM 10-Q

-i-

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects.  All statements in this report, other than those that are purely historical, are forward-looking statements.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report.  Forward-looking statements in this report include, without limitation, statements regarding:

•	our ability to increase sales levels within and outside of North America;

•	our ability to reduce expenses and manage at reduced expense levels;

•	the factors we believe provide us a competitive advantage;

•	our ability to develop and produce new and/or innovative products and product line extensions;

•	the strengths of our SPY® brand;

•	effectiveness of our marketing and distribution;

•	the importance of our intellectual property and our ability to protect it;

•
the sufficiency of our existing sources of liquidity and anticipated cash flows from operations to fund our operations, capital expenditures and other working capital requirements for the next 12 months, and;

•	the circumstances under which we may seek additional financing and our ability to obtain any such financing.

Although forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us.  Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include those described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Risk Factors.”  Readers are urged not to place undue reliance on forward-looking statements, which speak only as of the date of this Report.  Except as required by law, we undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report.  Readers are urged to carefully review and consider the various disclosures made in this Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I.  FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SPY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands, except number of shares and per share amounts)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets
Cash	$1,421	$818
Accounts receivable, net	5,007	5,611
Inventories, net	5,906	6,274
Prepaid expenses and other current assets	847	770
Income taxes receivable	15	16

Total current assets	13,196	13,489
Property and equipment, net	529	446
Intangible assets, net of accumulated amortization of $741 and $727 at March 31, 2013 and December 31, 2012, respectively	114	127
Other long-term assets	41	85

Total assets	$13,880	$14,147

Liabilities and Stockholders’ Deficit
Current liabilities
Lines of credit	$3,718	$4,591
Current portion of capital leases	79	49
Current portion of notes payable	15	15
Accounts payable	1,874	1,459
Accrued expenses and other liabilities	2,696	2,604

Total current liabilities	8,382	8,718
Capital leases, less current portion	151	102
Notes payable, less current portion	28	32
Notes payable to stockholders	19,648	19,078

Total liabilities	28,209	27,930
Stockholders’ deficit
Preferred stock: par value $0.0001; 5,000,000 authorized; none issued	-	-
Common stock: par value $0.0001; 100,000,000 shares authorized; 13,115,540 and 13,098,374 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1	1
Additional paid-in capital	44,595	44,403
Accumulated other comprehensive income	476	494
Accumulated deficit	(59,401)	(58,681)

Total stockholders’ deficit	(14,329)	(13,783)

Total liabilities and stockholders’ deficit	$13,880	$14,147

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Net sales	$9,008	$8,145
Cost of sales	4,407	4,354

Gross profit	4,601	3,791
Operating expenses:
Sales and marketing	2,854	3,629
General and administrative	1,447	1,996
Shipping and warehousing	169	188
Research and development	102	137

Total operating expenses	4,572	5,950

Income (Loss) from operations	29	(2,159)
Other income (expense):
Interest expense	(732)	(505)
Foreign currency transaction gain (loss)	(18)	56

Total other expense	(750)	(449)

Loss before provision for income taxes	(721)	(2,608)
Income tax provision	-	-

Net loss	$(721)	$(2,608)

Net loss per share of Common Stock
Basic	$(0.05)	$(0.20)

Diluted	$(0.05)	$(0.20)

Shares used in computing net loss per share of Common Stock
Basic	13,115	13,007

Diluted	13,115	13,007

Other comprehensive income (loss)
Foreign currency translation adjustment	$177	$(164)
Unrealized income (loss) gain on foreign currency exposure of net investment in foreign operations	(194)	194

Total other comprehensive income (loss)	(17)	30

Comprehensive loss	$(738)	$(2,578)

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Operating Activities
Net loss	$(721)	$(2,608)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	77	95
Paid-in-kind interest	569	432
Share-based compensation	166	181
Noncash board of directors’ fees	26	70
Provision for doubtful accounts	38	7
Impairment of property and equipment	-	5
Foreign currency transaction (gain) loss	(17)	28
Amortization of debt discount	30	15
Change in operating assets and liabilities:
Accounts receivable, net	567	(159)
Inventories, net	368	(125)
Prepaid expenses and other current assets	(83)	(74)
Other assets	20	(2)
Accounts payable	415	1,379
Accrued expenses and other liabilities	91	388
Income taxes payable/receivable	1	5

Net cash provided by (used in) operating activities	1,547	(363)
Investing Activities
Purchases of property and equipment	(43)	(34)

Net cash used in investing activities	(43)	(34)
Financing Activities
Line of credit (repayments) borrowings, net	(873)	600
Principal payments on notes payable	(4)	(504)
Principal payments on capital leases	(24)	(16)
Proceeds from exercise of stock options	-	7

Net cash (used in) provided by financing activities	(901)	87
Effect of exchange rate changes on cash	-	(1)

Net increase (decrease) in cash	603	(311)
Cash at beginning of period	818	727

Cash at end of period	$1,421	$416

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$163	$73
Summary of non-cash financing and investing activities:
Accrued board of directors fees paid in fully vested non-restricted stock awards	$26	$70
Accrued paid-in kind interest reclassified into notes payable	$-	$233
Acquisition of property and equipment through capital leases	$103	$-

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business

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

The Company operates through its subsidiaries and currently has one wholly-owned subsidiary incorporated in California, Spy Optic Inc. (“SPY North America”), and one wholly-owned subsidiary incorporated in Italy, Spy Optic Europe S.r.l. S.U. (“SPY Europe”).

Capital Resources

    The Company incurred significant negative cash flow from operations, operating and net losses, and had significant working capital requirements during and prior to the year ended December 31, 2012.  During the three months ended March 31, 2013, the Company had positive cash flow from operations as result of reduced operating losses and improvements in working capital.  However, the Company anticipates that it will continue to have ongoing cash requirements to finance its seasonal and ongoing working capital needs and net losses.

In order to finance the Company's net losses and working capital requirements, the Company has relied and anticipates that it will continue to rely on SPY North America’s credit line with BFI Business Finance (“BFI ”) (the “BFI Line of Credit”) and its credit facilities with Costa Brava Partnership III, L.P. (“Costa Brava”).  In addition, SPY North America has relied on debt and equity financing from Harlingwood (Alpha), LLC (“Harlingwood”).  Costa Brava and Harlingwood are related parties.  The total outstanding indebtedness of the Company was $23.6 million and $23.9 million at March 31, 2013 and December 31, 2012 respectively.  (See Note 7 “Short-term Debt”, Note 8 "Long-term Debt", Note 11 "Related Party Transactions" and Note 15 "Subsequent Events")

The Company believes it will have sufficient cash on hand and cash available under existing credit facilities to enable the Company to meet its operating requirements for at least the next twelve months, if the Company is able to achieve some or a combination of the following factors: (i) achieve its desired sales growth, (ii) continue the improvements in the management of working capital, and (iii) continue to manage and operate the Company at reduced levels of sales, marketing, general and administrative, and other operating expenses.  However, the Company will need to continue to access its existing credit facilities during the next twelve months to support its planned operations and working capital requirements, and intends to (i) continue to borrow, to the extent available, from the BFI Line of Credit, (ii) increase the level of outstanding principal due to Costa Brava by borrowing up to the maximum amount available, including through the ongoing deferral of interest payments which otherwise would have been payable to Costa Brava periodically, provided, in each case, that they remain available and on terms acceptable to the Company, and (iii) if necessary, may need to raise additional capital through debt or equity financings.

The Company does not anticipate that it can generate sufficient cash from operations to repay the amounts due under the BFI Line of Credit, which is scheduled for its next annual renewal in February 2014, and the borrowings from Costa Brava and Harlingwood when they become due in April 2015.  Therefore, the Company will need to renew the BFI Line of Credit at its annual renewal in February 2014 and obtain permission to again extend the maturity date of the Costa Brava and Harlingwood indebtedness beyond April 2015.  If the Company is unable to renew the BFI Line of Credit and further extend the maturity date of the Costa Brava and Harlingwood indebtedness, it will need to raise substantial additional capital through debt or equity financing to continue its operations.  No assurances can be given that any such financing will be available to the Company on favorable terms, if at all.  The inability to obtain debt or equity financing in a timely manner and in amounts sufficient to fund the Company’s operations, or the inability to renew the BFI Line of Credit or to extend the maturity date of the Costa Brava and Harlingwood indebtedness, if necessary, would have an immediate and substantial adverse impact on the Company’s business, financial condition or results of operations.

The Company’s access to additional financing will depend on a variety of factors (many of which the Company maintains little or no control) such as market conditions, the general availability of credit, the overall availability of credit to its industry, its credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of its long-term or short-term financial prospects.  The current economic environment could also cause lenders, vendors and other counterparties who provide credit to the Company to breach their obligations or otherwise reduce the level of credit granted to the Company, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under the Company’s credit arrangements.  If access to our existing credit facilities is not available or is not available on acceptable terms, the Company may not be able to fund its planned operations if the Company were to require such capital, which could have an adverse effect on its business.

2.	Basis of Presentation and Recently Issued Accounting Principles

Basis of Presentation

The accompanying Consolidated Financial Statements of SPY Inc. and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States.  In the opinion of management, the Consolidated Financial Statements contain all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.  The Consolidated Financial Statements contained in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Issued Accounting Principles

There are no recently issued accounting principles subsequent to the Company’s disclosure in the Annual Report on Form 10-K for the year ended December 31, 2012, which would have a significant impact on the Company’s Consolidated Financial Statements.

3.   Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.  Diluted loss per share is calculated by including the additional shares of common stock issuable upon the conversion of convertible debt and the exercise of outstanding options and warrants, using the treasury stock method.  The following table lists the potentially dilutive equity instruments, each convertible into one share of common stock, used in the calculation of diluted loss per share for the periods presented:

	Three Months Ended March 31,
	2013	2012
	(Thousands)
Weighted average common shares outstanding – basic	13,115	13,007
Assumed conversion of dilutive stock options, warrants and convertible debt	—	—
Weighted average common shares outstanding – dilutive	13,115	13,007

The following potentially dilutive instruments were not included in the diluted per share calculation for the periods presented as their inclusion would have been antidilutive:

	Three Months Ended March 31,
Shares Issuable through Exercise or Conversion of:	2013	2012
	(Thousands)
Stock options	2,790	2,735
Warrants	244	244
Convertible debt	2,133	1,000

Total	5,167	3,979

  4.  Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive loss.

The components of accumulated other comprehensive income, net of tax, are as follows:

	March 31, 2013	December 31, 2012
	(Thousands)
Equity adjustment from foreign currency translation	$691	$515
Unrealized loss on foreign currency exposure of net investment in foreign operations	(215)	(21)

Accumulated other comprehensive income	$476	$494

  5.  Accounts Receivable

Accounts receivable consisted of the following:

	March 31, 2013	December 31, 2012
	(Thousands)
Trade receivables	$6,997	$7,488
Less allowance for doubtful accounts	(300)	(305)
Less allowance for returns	(1,690)	(1,572)

Accounts receivable, net	$5,007	$5,611

  6.  Inventories

Inventories consisted of the following:

	March 31, 2013	December 31, 2012
	(Thousands)
Raw materials	$6	$13
Finished goods	5,900	6,261

Inventories, net	$5,906	$6,274

The Company’s inventory balances are net of an allowance for excess and obsolete inventories of approximately $0.4 million and $0.6 million at March 31, 2013 and December 31, 2012, respectively.

7.  Short-term Debt

    BFI Line of Credit

SPY North America has a Loan and Security Agreement with BFI with a maximum borrowing limit of $7.0 million, (the “BFI Line of Credit”).  The maximum availability was $5.5 million and $5.7 million at March 31, 2013 and December 31, 2012, respectively, of which SPY North America had borrowed $3.7 million and $4.6 million as of those dates.  At March 31, 2013, the unused availability under this line was $1.8 million.  The BFI Line of Credit renews annually in February for one additional year unless otherwise terminated by either SPY North America or BFI.

Actual borrowing availability under the BFI Line of Credit is based on eligible trade receivable and inventory levels of SPY North America, subject to the following limitations: (i) up to 80% of eligible United States accounts receivable, or a lower percentage in certain circumstances, (ii) 80% of eligible Canadian receivables, or a lower percentage in certain circumstances, and (iii) 40% of eligible United States inventory, provided such amount does not exceed 50% of eligible United States and Canadian accounts receivable and does not exceed the maximum inventory borrowing range limits of $1.5 million to $2.0 million, depending on seasonality.  Borrowings under the BFI Line of Credit bear interest at a rate per annum equal to the prime rate as reported in the Western Edition of The Wall Street Journal from time to time plus 2.5%, with a minimum monthly interest charge of $2,000.  The interest rate was 5.75% per annum at March 31, 2013. The Company and SPY North America granted BFI a security interest in substantially all of SPY North America’s assets, and substantially all of the Company’s accounts receivable and inventories to secure BFI’s position under the BFI Line of Credit.  Additionally, the obligations under the BFI Line of Credit are guaranteed by SPY Inc.

The BFI Line of Credit imposes certain covenants on SPY North America, including, but not limited to, covenants requiring SPY North America to provide certain periodic reports to BFI, to inform BFI of certain changes in the business, to refrain from incurring additional debt in excess of $100,000 and to refrain from paying dividends.  The BFI Line of Credit also contains cross default provisions. BFI may declare SPY North America in default if SPY North America experiences a material adverse change in its business, financial condition, or in its ability to perform the obligations owed under the BFI Line of Credit.  BFI’s prior consent, which BFI will not unreasonably withhold, is required in the event that SPY North America seeks additional debt financing, including debt financing subordinate to BFI.  SPY North America has also established bank accounts in BFI’s name in the United States and Canada into which collections on accounts receivable and other collateral are deposited (the “Collateral Accounts”).  Pursuant to the deposit control account agreements between BFI and SPY North America, BFI is entitled to sweep all amounts deposited into the Collateral Accounts and apply the funds to outstanding obligations under the BFI Line of Credit; provided that BFI is required to distribute to SPY North America any amounts remaining after payment of all amounts due under the BFI Line of Credit.  SPY North America was in compliance with all covenants under the BFI Line of Credit at March 31, 2013.

    Other Short-term Debt

In July 2011, the Company entered into an Amended and Restated License Agreement with Rose Colored Glasses LLC, the licensor of Melodies by MJB®, in connection with a settlement agreement.  Pursuant to this settlement agreement, the Company made an initial cash payment to Rose Colored Glasses LLC of $1,000,000 in July 2011 and issued a promissory note in the principal amount of $500,000, which did not bear interest and became payable on March 31, 2012. The Company paid this promissory note in full on March 31, 2012.

  8.  Long-term Debt

    Costa Brava Term Note

SPY North America issued a promissory note to Costa Brava in the principal amount of  $7.0 million (“Costa Brava Term Note”), which amount was outstanding at March 31, 2013 and December 31, 2012 (excluding Accrued PIK Interest (as defined below) of $1.4 million and $1.2 million, respectively).  The Costa Brava Term Note was amended in May 2013 to extend the due date from April 1, 2014 to April 1, 2015.  The Costa Brava Term Note is subordinate to the BFI Line of Credit, pursuant to the terms of a debt subordination agreement between Costa Brava and BFI.

Interest attributable to the Costa Brava Term Note accrues daily at a rate equal to 12% per annum.  SPY North America elected (and subsequently became required) to pay future monthly interest payments due and payable on or after January 1, 2012 in kind as an addition to the outstanding principal amount due, rather than paid in cash (sometimes referred to as “Accrued PIK Interest”).  Prior to January 1, 2012, the Costa Brava Term Note required payment of interest in cash, monthly, at a 9% annual rate, with the remaining 3% annual rate deferred and unpaid until January 1, 2012 when this unpaid interest balance was satisfied in the form of Accrued PIK Interest.

In addition to the interest payments described above, the Costa Brava Term Note, as amended, requires that SPY North America pay 1% of the outstanding principal amount in cash (without giving effect to the Accrued PIK Interest) annually on December 31, and on the revised maturity date.

During the term of the Costa Brava Term Note, Costa Brava may, at its discretion, convert up to $2,250,000 of the principal amount of the Costa Brava Term Note (excluding the Accrued PIK Interest) into shares of the Company’s common stock at a conversion price of $2.25 per share.  The Costa Brava Term Note contains representations and warranties, and reporting requirements that are customary for financings of this type, and has cross default provisions.  The Costa Brava Term Note also requires that the Company obtain Costa Brava’s consent with respect to certain financing transactions.  SPY North America was in compliance with the covenants under the Costa Brava Term Note at March 31, 2013.  (See Note 11 “Related Party Transactions” and Note 15 “Subsequent Events”)

    Costa Brava Line of Credit

SPY North America has an additional promissory note for a $9.0 million line of credit commitment with Costa Brava (“Costa Brava Line of Credit”) of which $8.5 million was outstanding at March 31, 2013 and December 31, 2012 (excluding Accrued PIK Interest of $1.2 million and $0.9 million, respectively).  The Costa Brava Line of Credit was amended in May 2013 to: (i) extend the due date from April 1, 2014 to April 1, 2015 and (ii) to reduce Costa Brava’s maximum line of credit commitment from $10.0 million to $9.0 million.  The Costa Brava Line of Credit is subordinate to BFI Line of Credit, pursuant to the terms of a debt subordination agreement between Costa Brava and BFI.

Interest on the outstanding borrowings under the Costa Brava Line of Credit accrues daily at a rate equal to 12% per annum.  SPY North America has elected (and subsequently became required) to pay monthly interest payments due on or after January 1, 2012 in kind by adding any interest due and payable on to the principal amount of the indebtedness, rather than making interest payments in cash.  Monthly interest accrued prior to January 1, 2012 was paid in cash.

In addition, the Costa Brava Line of Credit, as amended, requires that SPY North America pay a facility fee on June 21 of each year and on the revised maturity date of April 1, 2015, calculated as the lesser of (i) 1% of the average daily outstanding principal amount owed under the note (excluding Accrued PIK Interest) for the 365 day period ending on such payment date or (ii) $90,000.

The Costa Brava Line of Credit contains representations and warranties and reporting requirements that are customary for financings of this type, and cross default provisions.  This promissory note also requires that the Company obtain Costa Brava’s consent with respect to certain financing transactions.  SPY North America was in compliance with all covenants under the Costa Brava Line of Credit at March 31, 2013.  (See Note 11 “Related Party Transactions” and Note 15 “Subsequent Events”).

    Costa Brava Loans

The total outstanding borrowings under all credit facilities entered into with Costa Brava at March 31, 2013 and December 31, 2012 was $15.5 million (excluding $2.6 million and $2.1 million of Accrued PIK Interest, respectively).  The Costa Brava Term Loan and Costa Brava Line of Credit are pari passu with respect to the rights and preferences of the Harlingwood Notes (defined below).

    Harlingwood Convertible Debt

In 2012, SPY North America entered into a convertible note purchase agreements with Harlingwood, under which SPY North America issued two promissory notes to Harlingwood in the principal amounts of $1.0 million and $0.5 million (“Harlingwood Notes”).  Total outstanding borrowings under the Harlingwood Notes at March 31, 2013 and December 31, 2012 were $1.5 million (excluding Accrued PIK Interest of $0.1 million and less than $0.1 million, respectively).  The Harlingwood Notes were amended in May 2013 to extend the due date from April 1, 2014 to April 1, 2015.  The Harlingwood Notes are subordinate to the amounts owed by SPY North America under BFI Line of Credit, pursuant to the terms of a debt subordination agreement between Harlingwood and BFI.

The Harlingwood Notes accrue interest at the rate of 12% per annum.  Such interest is required to be paid in kind, as an addition to the outstanding principal amount of the Harlingwood Notes, and may not be paid in cash until the revised maturity date.

SPY North America paid $20,000 to Harlingwood for initial aggregate facility fees in 2012.  Facility fees are due in advance on the respective anniversary date of the $1.0 million promissory note until maturity.  The facility fees on the $1.0 million promissory note are equal to the lesser of $10,000 or 1% of the average daily outstanding principal amount due under the Harlingwood Notes (without giving effect to the Accrued PIK Interest).  The $0.5 million promissory note has a facility fee of $10,000, which was paid at the inception of the note.

The principal amount due under the Harlingwood Notes (including Accrued PIK Interest) is convertible into shares of the Company’s common stock at $1.40 per share, subject to adjustment for stock splits or stock dividends.  The Harlingwood Notes contain standard representations, warranties and reporting requirements that are customary for financings of this type, and cross default provisions with respect to the Costa Brava indebtedness.  SPY North America was in compliance with all covenants under the Harlingwood Notes at March 31, 2013.  The Harlingwood Notes are pari passu with the respect to the rights and preferences of Costa Brava Term Note and Costa Brava Line of Credit.  (See Note 11 “Related Party Transactions” and Note 15 “Subsequent Events”).

Long-term Debt

Notes payable at March 31, 2013 consist of the following:

(Thousands)
Costa Brava Term Loan (subordinated debt, of which $2.25 million is convertible into shares of common stock)	$8,393
Costa Brava Line of Credit (subordinated debt)	9,668
Harlingwood Note (subordinated convertible debt)	1,587
Secured note payable for vehicle purchases, 4.69% interest rate with monthly payments of $1,400 due through December 2015, secured by vehicles	43
Subtotal	19,691
Less current portion	(15)

Notes payable, less current portion	$19,676

  9.  Fair Value of Financial Instruments

In April 2009, the Company adopted authoritative guidance on interim disclosures about the fair value of financial instruments, which requires disclosures about the fair value of financial instruments in interim as well as in annual financial statements.  The Company’s financial instruments include cash, accounts receivable and payable, short-term borrowings, accrued liabilities, other short-term liabilities, capital leases, notes payable and related party debt.  The carrying amount of these instruments approximates fair value because of their short-term nature.  The carrying value of the Company’s long-term debt, including the current portion approximates fair value as of March 31, 2013.

  10.  Share-Based Compensation

    Stock Option Activity

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(Thousands)
Options outstanding at December 31, 2012	2,691,633	$1.86	7.85	$449
Granted	155,000	$1.48
Exercised	-	$-
Expired	(26,666)	$1.55
Forfeited	(30,000)	$1.61

Options outstanding at March 31, 2013	2,789,967	$1.85	7.66	$406

Options exercisable at March 31, 2013	1,585,800	$2.07	6.66	$350

Intrinsic value is defined as the difference between the relevant current market value of the Company’s common stock and the grant price for options with exercise prices less than the market values on such dates.  During the three months ended March 31, 2013, there were no stock option exercised.  During the three months ended March 31, 2012, the Company received cash proceeds from the exercise of stock options of approximately $7,000.

The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2013 and 2012 was $0.90 and $1.12, respectively.

    Restricted Stock Award Activity

The Company periodically issues restricted stock awards to certain directors and key employees, subject to certain vesting requirements based on future service.  Fair value is calculated using the Black-Scholes option-pricing valuation model (single option approach).  There was no restricted stock award activity during the three months ended March 31, 2013.  However, the Company awarded 17,166 fully vested, non-restricted shares at a $1.50 weighted-average grant date fair value during the three months ended March 31, 2013.  These shares were issued to certain members of the Company’s board of directors in lieu of cash payment for quarterly board fees.  The expense related to these shares was approximately $26,000 during the three months ended March 31, 2013, and was recorded in general and administrative expense.

The Company recognized the following share-based compensation expense during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(Thousands)
Stock options
General and administrative	$119	$129
Cost of sales	5	5
Selling and marketing	38	42
Shipping and warehousing	1	1
Research and development	3	4
Total share-based compensation for stock options	166	181
Restricted stock
General and administrative (Board of Director’s fees in lieu of cash payments)	26	70
Selling and marketing	—	—
Total share-based compensation for restricted stock	26	70

Total share-based compensation expense	$192	$251

Total unrecognized share-based compensation expense for outstanding stock option awards at March 31, 2013 is approximately $0.7 million, which will be recognized over a weighted average remaining life of 1.54 years.

  11.  Related Party Transactions

    Promissory Notes with Shareholder, Costa Brava Partnership III, L.P.

See Note 8 “Long-term Debt” to the Consolidated Financial Statements regarding promissory notes held by Costa Brava, an entity that owned, at March 31, 2013, approximately 48.3%, or 52.0% on an as converted basis, of the Company’s common stock.  The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava.

The total outstanding borrowings under all promissory notes the Company has entered into with Costa Brava at March 31, 2013 and December 31, 2012 was $18.1 million (including $2.6 million Accrued PIK Interest) and $17.5 million (including $2.1 million Accrued PIK Interest), respectively.

Convertible Notes with Shareholder, Harlingwood

See Note 8, “Long-term Debt” to the Consolidated Financial Statements regarding $1.5 million in total promissory notes held by Harlingwood, an entity that owned, at March 31, 2013, approximately 5.4%, or 13.0% on an as converted basis, of the Company’s common stock.  Mr. Fir Geenen, a member of the Company’s board of directors is the manager of a limited liability company that manages Harlingwood.

The total outstanding borrowings under all promissory notes issued by the Company to Harlingwood at March 31, 2013 and December 31, 2012 was $1.6 million (including $0.1 million Accrued PIK Interest) and $1.5 million (including less than $0.1 million Accrued PIK Interest), respectively.

  12.  Commitments and Contingencies

LEM Purchase Commitments In January 2006, the Company acquired one of its manufacturers, LEM S.r.l. (“LEM”).  On December 31, 2010, the Company sold 90% of the capital stock of LEM.  In connection with the sale of LEM, the Company and LEM entered into a long-term supply agreement (which was subsequently amended) wherein the Company became obligated to make certain inventory purchases from LEM.  As of December 31, 2012, the remaining purchase commitment (to be spread evenly over the 4 quarters of 2013), after giving effect for certain carryover adjustments attributable to 2012, was €452,235 (US$579,584).  As of March 31, 2013, the remaining purchase commitment was €339,176 (US$434,688), and on that date the Company had non-cancellable open purchase orders to LEM of approximately €568,970 (US$729,192), for which it anticipates delivery prior to December 31, 2013.

Operating Leases

The Company’s corporate headquarters totals 32,551 square feet and is located in Carlsbad, California.  Effective November 2010, the Company entered into an amended lease for this facility which expires in December 2013 and has average monthly rent payments of approximately $29,000 per month.  In April 2013, the Company amended its lease of its corporate headquarters to (i) extend the expiration date to December 31, 2019, and (ii) have the right to terminate the lease commencing on April 1, 2015 with a nine month written notice.  The monthly rent payments after 2014 will increase by 3% per year.

The Company also leases a 9,100 square foot building in Varese, Italy with monthly lease payments of approximately €4,144 (approximately US$5,311).  Effective March 2013, the lease rate was reduced to €1,500 per month, and the number of square feet reduced to approximately 6,500.  The lease expires in March 2019, and requires a six month notice period in the event the Company decides to terminate the lease prior to its expiration date.  In addition, the Company leases an office space totaling approximately 400 square feet in Vancouver, Canada at a monthly rate of CN$1,352 (approximately US$1,330).  The Company leases certain computer equipment and vehicles.

Total rent expense was approximately $105,000 and $110,000 for the three months ended March 31, 2013 and 2012, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows

(Thousands)
Year Ending December 31,
2013 remaining payments	$304
2014	388
2015	390
2016	397
2017	408
Thereafter	830

Total	$2,717

Capital Leases

Future minimum lease payments under capital leases at March 31, 2013 are as follows:

(Thousands)
Year Ending December 31,
2013 remaining payments	$65
2014	83
2015	83
2016	22
Total minimum lease payments	253
Amount representing interest	(23)
Present value of minimum lease payments	230
Less current portion	(79)

Noncurrent portion	$151

Athlete Contracts

At March 31, 2013, the Company has entered into endorsement contracts with certain athletes to actively wear and endorse the Company’s products.  These contracts are based on minimum annual payments totaling approximately $650,000, $316,000, $42,000 and $35,000 in 2013, 2014, 2015 and 2016, respectively, and may include additional performance-based incentives and/or product-specific sales incentives.  At March 31, 2013, the Company also had pending endorsement contracts with athletes to actively wear and endorse the Company’s products with minimum annual payments totaling approximately $52,000.

Litigation

From time to time the Company may be party to lawsuits in the ordinary course of business.  The Company is not currently a party to any material legal proceedings, which it believes will have a material adverse impact on its financial position.

  13.  Restructuring

During the third quarter of 2012, the Company decided to take certain restructuring actions including (i) reducing the number of the Company’s employees, substantially all of which occurred during the second half of 2012, (ii) changing the direct portion of its European business into a distribution model, and (iii) reducing anticipated spending for the Company’s marketing programs.  The reductions to the number of employees included reductions in the Company’s shipping and warehousing, sales, marketing, and general and administrative staff by approximately 20 employees in North America and Europe.  Pursuant to authoritative guidance, the Company recorded a one-time charge of approximately $0.6 million in the third quarter of 2012 related to these actions, including the reduction in workforce, of which $0.1 million included in shipping and warehousing, $0.5 million is included in sales and marketing and $0.1 million is included in general and administrative expense.  The following table sets forth the activity in the severance reserves during the three months ended March 31, 2013:

	Employee Separation Costs	Contract Termination Costs	Other Costs	Total
Balance at December 31, 2012	$242	$75	$—	$317
Accrued and expensed	—	—	—	—
Cash payments	(127)	(75)	—	(202)
Non-cash payments	—	—	—	—

Balance at March 31, 2013	$115	$—	$—	$115

During the third quarter of 2012, the Company accrued for estimated employee termination expenses. No further expenses related to the 2012 reduction in workforce are anticipated in the future.  However, certain costs are based on estimates, such as foreign social service costs and contract termination costs.  Pursuant to authoritative guidance, the Company is required to re-assess estimates on a periodic basis.  Accordingly, the Company may revise these estimates in future periods, which could result in additional expense or adjustment to previously recognized estimates.  As of March 31, 2013, the Company does not believe any future changes to these estimates will have a material impact on the Company’s financial position, results of operations or cash flows.

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

The Company markets its products in North America, and internationally.  Revenue is attributed to the location to which the product is shipped.  Beginning on January 1, 2013, substantially all sales to international customers were made by SPY North America.  During and prior to 2012, substantially all sales to international customers were made by SPY Europe.  Identifiable assets are based on location of domicile:

	North America (U.S. and Canada)	International (Europe, Asia Pacific And Latin America)	Consolidated
	(Thousands)	(Thousands)	(Thousands)

	Three Months Ended March 31, 2013
Net sales	$8,209	$799	$9,008

	Three Months Ended March 31, 2012
Net sales	$7,326	$819	$8,145

	March 31, 2013	December 31, 2012
	(Thousands)
Tangible long-lived assets:
U.S. and Canada	$529	$446
Europe and Asia Pacific	-	-

Total	$529	$446

  15.  Subsequent Events

In May 2013, the Costa Brava Term Note, Costa Brava Line of Credit and Harlingwood Notes were amended to extend the maturity date from April 1, 2014 to April 1, 2015.  In addition, the total Costa Brava Line of Credit commitment amount was reduced from $10.0 million to $9.0 million (See Note 8 “Long-term Debt”).

In April 2013, the Company amended the lease of its Carlsbad, California facility to (i) extend the expiration date to December 19, 2019 and (ii) have the right to terminate the lease commencing on April 1, 2015 with a nine month written notice.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this Quarterly Report and in the audited Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012, previously filed with the Securities and Exchange Commission on March 20, 2013.

The terms “we,” “us,” “our,” and the “Company” refer to SPY Inc. and its subsidiaries, unless the context requires otherwise.

Overview

We design, market and distribute premium sunglasses, goggles and prescription frame eyewear.  In 1994, we began as a grassroots brand in Southern California with the goal of creating innovative and aesthetically progressive eyewear, and, in doing so, we believe we captured the imagination of the action sports market with authentic, distinctive, performance-driven products marketed and sold under the SPY® brand.  Today, we believe the SPY® brand, symbolized by the distinct “cross” logo, is a well recognized eyewear brand in its segment of the action sports industry, with a reputation for its high quality products, style and innovation.

We were incorporated as Sports Colors, Inc. in California in August 1992, but had no operations until April 1994, when we changed our name to Spy Optic, Inc.  In November 2004, we reincorporated in Delaware and changed our name to Orange 21 Inc.  In February 2012, we changed our name from Orange 21 Inc. to SPY Inc. to better reflect the focus of our business going forward.

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

Our Products and Target Markets

We design, market and distribute premium products for people who are happy to be outside, especially youthful people who love action sports, motorsports, snow sports, cycling and multi-sports markets.  Our products embrace their attendant lifestyle subcultures, crossing over into more mainstream fashion, music and entertainment markets.  We believe a primary strength is our ability to create distinctive products for young-minded, active people with a very different and irreverent point of view.  Our core products – sunglasses, goggles and prescription frames – are marketed under the SPY® brand.  We have built SPY by developing innovative, proprietary, performance-based products with quality materials and lens technologies, style and value.  We sell our products directly to numerous retail locations in North America, and to retail locations internationally, supported primarily by our distributors.  We have developed collaborations with important multi-store action sports, sporting goods, sunglass specialty and lifestyle retailers in North America and other strategically-selected, individually owned-and-operated specialty retailers focusing on surfing, motocross, snowboarding, cycling, skateboarding, snow skiing, motorsports, wakeboarding, multi-sports and mountain biking.

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

SPY is a creative, performance-driven brand.  We strive to ensure that our products are relevant in function and design, as well as style.  We do this, in part, through collaboration with our star athletes who first help us design, then wear and test our products during training and competition.  We also intimately know the lifestyles of our target customers, which help us, we believe, offer a stronger, more relevant product offering to our target market.

SPY’s newest product is the Happy Lens™, which we developed in 2011 and 2012 based on proprietary technology.  The Happy Lens™ had its initial pre-launch marketing and promotion campaign during the fall of 2012, and the product was launched in February 2013.  It is an extension of the happy and irreverent SPY brand positioning that we anticipate will be featured in the SPY® collection moving forward.

Results of Operations

Comparison of Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012

Net Sales

Consolidated net sales increased by $0.9 million or 11% to $9.0 million for the three months ended March 31, 2013 from $8.1 million for the three months ended March 31, 2012.

Sales of our SPY® brand products increased by $1.1 million or 14% to $9.0 million during the three months ended March 31, 2013, compared to $7.9 million for the three months ended March 31, 2012.  A significant portion of the SPY® sales growth was from North American sales of sunglasses in our core markets and optical channels, and from our optical frame product line.  SPY® sales amounts included approximately $0.6 million of sales during each of the three months ended March 31, 2013 and March 31, 2012 which were considered to be closeouts, defined as (a) older styles not in the current product offering or (b) the sales of certain excess inventory of current products sold at reduced pricing levels.

Sales of licensed brands (O’Neill®, Melodies by MJB® and Margaritaville®) were less than $50,000 during the three months ended March 31, 2013, compared to $0.3 million during the three months ended March 31, 2012.  All sales of licensed brands during the three months ended March 31, 2013 and 2012 were considered to be closeout sales based on our decision during 2011 to cease making purchases of licensed brand inventory.  In July 2011, we entered into an agreement with Rose Colored Glasses LLC in which, among other matters, the parties agreed to terminate the existing license agreement for Melodies by MJB® effective March 31, 2012.  Additionally, effective June 24, 2012, SPY North America terminated its agreement with O’Neill®.  We sold all of our Margaritaville® products by March 31, 2013 and will have no sales of any of these licensed brand products in the future.

Sunglass sales represented approximately 89% and 87% of net sales during the three months ended March 31, 2013 and 2012, respectively.  Goggle sales represented approximately 10% and 12% of net sales during the three months ended March 31, 2013 and 2012, respectively.  Apparel and accessories represented approximately 1% of net sales during each of the three months ended March 31, 2013 and March 31, 2012.  Sales to customers in North America represented 91% and 90% of total net sales for the three months ended March 31, 2013 and 2012, respectively.  Sales to international customers (excluding Canada) represented 9% and 10% of total net sales for the three months ended March 31, 2013 and 2012, respectively.

Gross Profit

Our consolidated gross profit increased by $0.8 million or 21% to $4.6 million for the three months ended March 31, 2013 from $3.8 million for the three months ended March 31, 2012, primarily attributable to the sales increase at a higher gross profit as a percent of sales in 2013, as discussed below.

Gross profit as a percentage of net sales was 51% for the three months ended March 31, 2013, compared to 47% for the three months ended March 31, 2012.  The increase in our gross profit as a percent of net sales during the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to: (i) the negative effect of higher sales of lower gross margin licensed brand products in 2012 compared to 2013 (combined with inventory reserves attributable to licensed brands in 2012); (ii) a higher percentage of lower cost inventory purchases from China; (iii) an improved product and customer mix for our international sales together with lower international overhead due to the consolidation of our European distribution center to North America; and (iv) improved overall sales mix of our higher margin products primarily due to increased levels of sales to specialized core accounts and optical channels.

Sales and Marketing Expense

Sales and marketing expense decreased by $0.8 million or 21% to $2.9 million for the three months ended March 31, 2013 from $3.6 million for the three months ended March 31, 2012.  The decrease is principally attributable to: (i) a $0.6 million decrease in advertising, public relations, marketing events, and related marketing costs; (ii) a $0.3 million decrease in sales and marketing salary and travel related expenses primarily for reductions in headcount.  These decreases were partially offset by a $0.1 million increase in sales incentives and commissions associated with the sales growth during the three months ended March 31, 2013.

General and Administrative Expense

General and administrative expense decreased by $0.6 million or 28% to $1.4 million for the three months ended March 31, 2013 from $2.0 million for the three months ended March 31, 2012.  The decrease was primarily due to a reduction in expense related to employee related cost driven by lower headcount, general corporate matters, legal and other professional services fees.

Shipping and Warehousing Expense

Shipping and warehousing expense decreased by less than $0.1 million or 10% to $0.2 million for the three months ended March 31, 2013 from $0.2 million for the three months ended March 31, 2012.  The decrease was primarily due to a decrease in employee related costs offset by an increase in temporary help expense.

Research and Development Expense

Research and development expense decreased by less than $0.1 million or 26% to $0.1 million for the three months ended March 31, 2013 from $0.1 million for the three months ended March 31, 2012.  The decrease was principally attributable to more development activity associated with the Happy Lens™ and other new SPY®  designs in the first quarter of 2012.

Restructure

During the third quarter of 2012, we decided to take certain restructuring actions including (i) reducing the number of our employees, substantially all of which occurred during the second half of 2012, (ii) changing the direct portion of our European business into a distribution model, and (iii) reducing anticipated spending for our marketing programs.  These actions were intended to reduce spending and the level of our sales required to break even on an operating basis, and substantial contributing factors to our lower operating expenses during the three months ended March 31, 2013.  Total operating expenses were $4.6 million for the first quarter of 2013, compared to $6.0 million in the first quarter of 2012.

Other Net Expense

Other net expense was $0.8 million for the three months ended March 31, 2013 compared to other net expense of $0.4 million for the three months ended March 31, 2012.  The difference was primarily due to increased interest expense as a result of increased borrowings from Costa Brava and BFI.  Beginning on January 1, 2012, the interest expense attributable to Costa Brava and Harlingwood borrowings was paid as Accrued PIK Interest, in rather than in cash, resulting in an increase to the outstanding principal balances due Costa Brava and Harlingwood.

Income Tax Provision

Income tax expense was zero for the three months ended March 31, 2013 and 2012, respectively.  We have recorded a full valuation allowance for deferred tax assets both in the U.S. and in Italy at March 31, 2013 and 2012.  The effective tax rate for the three months ended March 31, 2013 and 2012 was less than 1% in both periods.

We may incurred one or more ownership changes, as defined by Section 382 of the Internal Revenue Code (“IRC Section 382”) in the current and previous years, and, as such, the use of our net operating losses may be limited in future years.  We have not completed a formal IRC Section 382 study and analysis to determine the annual limitation on the use of the net operating losses; however, the limitations could be substantial.

Liquidity and Capital Resources

We have financed our net losses, working capital needs, and capital expenditures through a combination of operating cash flows and revolving lines of credit provided by our U.S. based lenders.  We have also required debt and equity financing in the past because cash used by operations and net losses were substantial due to ongoing and seasonal working capital requirements.

Cash on hand at March 31, 2013 was $1.4 million.  At March 31, 2013, we had a total of $23.6 million in debt under all lines of credit, capital leases and notes payable, of which $3.8 million was classified as short-term liabilities and $19.8 million was classified as long-term liabilities in the Company's Consolidated Balance Sheet.  Our primary debt arrangements as of March 31, 2013 are further described below in Short-term Debt and Long-term Debt.

Future Capital Requirements and Resources

We incurred significant negative cash flow from operations, operating and net losses and had significant working capital requirements during year ended during and prior to the December 31, 2012.  During the three months ended March 31, 2013, we had positive cash flow from operations as a result of reduced operating losses and improvements in working capital.  However, the Company anticipates that it will continue to have ongoing cash requirements to finance its seasonal and ongoing working capital requirements and net losses.

In order to finance its net losses and working capital requirements, we have relied and anticipate that we will continue to rely on SPY North America’s credit line with BFI Business Finance (“BFI ”) (“BFI Line of Credit”) and our credit facilities with Costa Brava Partnership III, L.P. (“Costa Brava”).  In addition, we have relied on debt and equity financing from Harlingwood (Alpha), LLC (“Harlingwood”).  Costa Brava and Harlingwood are related parties.  (See Short-term Debt and Long-term Debt below and Note 11 "Related Party Transactions" in the Consolidated Financial Statements).

We believe that we will have sufficient cash on hand and cash available under existing credit facilities to enable us to meet our operating requirements for at least the next twelve months, if we are able to achieve some or a combination of the following: (i) achieve our desired sales growth, (ii) continue the improvements in the management of our working capital, and (iii) continue to manage and operate at reduced levels of our sales, marketing, general and administrative, and other operating expenses.  However, we will need to continue to access our existing credit facilities during the next twelve months to support our planned operations and working capital requirements, and intend to: (i) continue to borrow, to the extent available, from the BFI Line of Credit, (ii) increase the level of our outstanding principal due to Costa Brava by borrowing up to the maximum amount available, including through the ongoing deferral of interest payments which otherwise would have been payable to Costa Brava periodically provided, in each case, that they remain available and on terms acceptable to us, and (iii) if necessary, we may need to raise additional capital through debt or equity financings.

We do not anticipate that we can generate sufficient cash from operations to repay the amounts due under the BFI Line of Credit, which is scheduled for its next annual renewal in February 2014, and the borrowings from Costa Brava and Harlingwood when they become due in April 2015.  Therefore, we will need to renew the BFI Line of Credit at its annual renewal in February 2014 and obtain permission to extend the maturity date of the Costa Brava and Harlingwood indebtedness beyond April 2015.  If we are unable to renew the BFI Line of Credit and further extend the maturity date of the Costa Brava and Harlingwood indebtedness, we will need to raise substantial additional capital through debt or equity financing to continue our operations.  No assurances can be given that any such financing will be available to us on favorable terms, if at all.  The inability to obtain debt or equity financing in a timely manner and in amounts sufficient to fund our operations, or the inability to renew the BFI Line of Credit or to extend the maturity date of the Costa Brava and Harlingwood indebtedness, if necessary, would have an immediate and substantial adverse impact on our business, financial condition or results of operations.

Our access to additional financing will depend on a variety of factors (many of which we maintain little or no control) such as market conditions, the general availability of credit, the overall availability of credit to its industry, its credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of its long-term or short-term financial prospects.  The current economic environment could also cause lenders, vendors and other counterparties who provide credit to us to breach their obligations or otherwise reduce the level of credit granted to us, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under our credit arrangements.  If access to our existing credit facilities is not available or is not available on acceptable terms, we may not be able to fund our planned operations if we require such capital, which could have an adverse effect on our business.

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

Cash provided by operating activities for the three months ended March 31, 2013 was $1.5 million, which consisted of a net loss of $0.7 million, adjustments for aggregate non-cash items of $0.9 million (primarily Accrued PIK Interest of $0.6 million, share-based compensation of $0.2 million, depreciation and amortization of $0.1 million and others of less than $0.1 million) and an aggregate $1.4 million provided by working capital.  Working capital changes include sources of cash of $1.5 million primarily from (i) a $0.6 million decrease in accounts receivable, due to timing of collections of 2012 seasonal snow goggle sales in the first quarter of 2013, (ii) $0.4 million from lower inventories, and (iii) a net increase of $0.5 million in the net amount of accounts payable, accrued expenses and other liabilities, primarily due to the timing of payments made for inventory purchases.  The sources from working capital were partially offset by uses of cash from working capital related to increased prepaid expenses and other current assets of less than $0.1 million.

Cash used in operating activities for the three months ended March 31, 2012 was $0.4 million, which consisted of a net loss of $2.6 million, adjustments for non-cash items of $0.8 million (primarily Accrued PIK Interest of $0.4 million, share based compensation of $0.2 million; depreciation and amortization of $0.1 million and  others of $0.1 million) and $1.5 million provided by working capital.  Working capital changes included sources of cash of $1.8 million primarily generated from significantly higher accounts payable and accrued expenses primarily associated with the timing of payments made for inventory purchases.  These sources of cash from working capital were partially offset by $0.3 million of cash used by working capital primarily from modest increases in accounts receivable and inventory during the first quarter of 2012.

Cash used in investing activities during the three months ended March 31, 2013 was less than $0.1 million, and was attributable to the purchase of property and equipment and patents related to new technologies.

Cash used in investing activities during the three months ended March 31, 2012 was less than $0.1 million, and was attributable to the purchase of property and equipment.

Cash used in financing activities for the three months ended March 31, 2013 was $0.9 million, and was attributable primarily to $0.9 million in reduction in debt under our BFI Line of Credit due to our improved liquidity and other debt reductions aggregating less than $0.1 million.

Cash provided by financing activities for the three months ended March 31, 2012 was $0.1 million and was attributable primarily to $0.6 million in net proceeds from increased borrowings from our line of credit with BFI to support our liquidity requirements, partially offset by a $0.5 million repayment of our note payable to Rose Colored Glasses LLC which we became obligated to pay in connection with a 2011 settlement agreement under which, among other matters, we agreed to terminate our existing license agreement for Melodies by MJB® effective March 31, 2012, and pay a settlement fee which included the issuance of a $0.5 million promissory note to Rose Colored Glasses LLC.

Short-Term and Long-Term Debt

Summary.  As of March 31, 2013, we had a total of $23.6 million in debt under all lines of credit, capital leases and notes payable.  A brief summary of our primary short-term and long-term debt facilities outstanding and available sources of liquidity from debt at March 31, 2013 is as follows:

•
BFI Line of Credit.  A short-term line of credit with BFI with a maximum borrowing limit of $7.0 million.  The maximum availability based on eligible accounts receivable and inventory at March 31, 2013 was $5.5 million, of which $3.7 million was outstanding at that date. (“BFI Line of Credit”).

•
Costa Brava Term Note.  A $7.0 million subordinated term loan with Costa Brava; due April 1, 2015 as amended in May 2013.  $7.0 million outstanding at March 31, 2013 (excluding Accrued PIK Interest of $1.4 million).  ("Costa Brava Term Note").

•
Costa Brava Line of Credit.  A $9.0 million subordinated line of credit with Costa Brava, due April 1, 2015 as amended in May 2013; the total line of credit commitment of $10.0 million was reduced to $9.0 million in May 2013; $8.5 million outstanding as of March 31, 2013 (excluding Accrued PIK Interest of $1.2 million).  ("Costa Brava Line of Credit").

•
Harlingwood Notes.  Two subordinated convertible term loans with Harlingwood aggregating $1.5 million, due April 1, 2015 as amended in May 2013.  $1.5 million outstanding at March 31, 2013 (excluding Accrued PIK Interest of $0.1 million).  ("Harlingwood Notes").

•
Interest attributable to the Costa Brava Term Note and Costa Brava Line of Credit subsequent to January 1, 2012, and on Harlingwood Notes has been and will continue to be paid in kind ("Accrued PIK Interest").   Aggregate Accrued PIK Interest was $2.7 million at March 31, 2013.

Each of our primary debt facilities is more fully described below.

BFI Line of Credit.  SPY North America has a Loan and Security Agreement with BFI with a maximum borrowing limit of $7.0 million.  The maximum availability was $5.5 million and $5.7 million as of March 31, 2013 and December 31, 2012, respectively, of which SPY North America had borrowed $3.7 million and $4.6 million as of those dates.  At March 31, 2013, the unused availability under this line was $1.8 million at a rate of 5.75% per annum.  The BFI loan agreement renews annually in February for one additional year unless otherwise terminated by either SPY North America or by BFI

Actual borrowing availability under the BFI loan agreement is based on eligible trade receivable and inventory levels of SPY North America, subject to the following limitations: (i) up to 80% of eligible United States accounts receivable or a lower percentage in certain circumstances, (ii) 80% of eligible Canadian accounts receivable, or a lower percentage in certain circumstances, and (iii) 40% of eligible United States inventory, provided such amount does not exceed 50% of eligible United States and Canadian accounts receivable and does not exceed the maximum inventory borrowing range limits of $1.5 million to $2.0 million, depending on seasonality.  Borrowings under the BFI loan agreement bear interest at a rate per annum equal to the prime rate as reported in the Western Edition of The Wall Street Journal from time to time plus 2.5%, with a minimum monthly interest charge of $2,000. The interest rate was 5.75% per annum at March 31, 2013. The Company and SPY North America granted BFI a security interest in substantially all of SPY North America’s assets, and substantially all of the Company’s accounts recievable and inventories to secure BFI’s position under the BFI Line of Credit. Additionally, the obligations under the BFI loan agreement are guaranteed by SPY Inc.

The BFI Line of Credit imposes certain covenants on SPY North America, including, but not limited to, covenants requiring SPY North America to provide certain periodic reports to BFI, to inform BFI of certain changes in the business, to refrain from incurring additional debt in excess of $100,000, and to refrain from paying dividends.  The BFI Line of Credit also contains cross default provisions. BFI may declare SPY North America in default if SPY North America experiences a material adverse change in its business, financial condition or in its ability to perform the obligations owed under the BFI Line of Credit.  BFI’s prior consent, which BFI will not unreasonably withhold, is required in the event that SPY North America seeks additional debt financing, including debt financing subordinate to BFI.  SPY North America has also established bank accounts, in BFI’s name in the United States and Canada into which collections on accounts receivable and other collateral are deposited (the “Collateral Accounts”).  Pursuant to the deposit control account agreements between BFI and SPY North America, BFI is entitled to sweep all amounts deposited into the Collateral Accounts and apply the funds to outstanding obligations under the BFI Line of Credit; provided that BFI is required to distribute to SPY North America any amounts remaining after payment of all amounts due under the BFI Line of Credit.  SPY North America was in compliance with all covenants under the BFI Line of Credit at March 31, 2013.

Costa Brava Term Note.  SPY North America issued a promissory note to Costa Brava in the principal amount of $7.0 million, which amount was outstanding at March 31, 2013 and December 31, 2012 (excluding Accrued PIK Interest of $1.4 million and $1.2 million, respectively).  The Costa Brava Term Note was amended in May 2013 to extend the due date from April 1, 2014 to April 1, 2015.  The Costa Brava Term Note is subordinate to the BFI Line of Credit, pursuant to the terms of a debt subordination agreement between Costa Brava and BFI.

Interest attributable to the Costa Brava Term Loan accrues daily at a rate equal to 12% per annum.  SPY North America elected (and subsequently became required) to pay future monthly interest payments due and payable on or after January 1, 2012 in kind as an addition to the outstanding principal amount due, rather than paid in cash.  Prior to January 1, 2012, the Costa Brava Term Note required payment of interest in cash monthly at a 9% annual interest rate, with the remaining 3% annual rate deferred and unpaid, until January 1, 2012 when this unpaid interest balance was satisfied in the form of Accrued PIK Interest.

In addition to the interest payments described above, the Costa Brava Term Note, as amended, requires that SPY North America pay 1% of the outstanding principal amount in cash (without giving effect to the Accrued PIK Interest) annually on December 31 and on the revised maturity date.

During the term of the Costa Brava Term Note, Costa Brava may, at its discretion, convert up to $2,250,000 of the principal amount of the Costa Brava Term Note (excluding Accrued PIK Interest) into shares of our common stock at a conversion price of $2.25 per share.  The Costa Brava Term Note contains representations and warranties, and reporting requirements that are customary for financings of this type, and has cross default provisions.  The Costa Brava Term Note also requires that we obtain Costa Brava’s consent with respect to certain financing transactions.  SPY North America was in compliance with the covenants under the Costa Brava Term Note at March 31, 2013.

Costa Brava Line of Credit.  SPY North America has an additional promissory note for a $9.0 million line of credit commitment with Costa Brava of which $8.5 million was outstanding at March 31, 2013 and December 31, 2012 (excluding Accrued PIK Interest of $1.2 million and $0.9 million, respectively).  The Costa Brava Line of Credit was amended in May 2013 to: (i) extend the due date from April 1, 2014 to April 1, 2015 and (ii) to reduce Costa Brava’s maximum line of credit commitment to $10.0 million from $9.0 million.  The Costa Brava Line of Credit is subordinate to the BFI Line of Credit, pursuant to the terms of a debt subordination agreement between Costa Brava and BFI.

Interest on the outstanding borrowings accrues daily at a rate equal to 12% per annum.  SPY North America has elected (and subsequently became required) to pay monthly interest payments due on or after January 1, 2012 in kind as an addition to the outstanding principal amount due, rather than pay them in cash.  Monthly interest accrued prior to January 1, 2012 was paid in cash.

In addition, the Costa Brava Line of Credit, as amended, requires that SPY North America pay a facility fee on June 21 of each year and on the revised maturity date of April 1, 2015, calculated as the lesser of (i) 1% of the average daily outstanding principal amount owed under the note (excluding Accrued PIK Interest) for the 365 day period ending on such payment date or (ii) $90,000.

The Costa Brava Line of Credit contains customary representations and warranties and reporting requirements that are customary for financings of this type, and cross default provisions.  SPY North America was in compliance with the covenants under the Costa Brava Line of Credit at March 31, 2013.  This promissory note also requires that we obtain Costa Brava’s consent with respect to certain financing transactions.  SPY North America was in compliance with the covenants under the Costa Brava Line of Credit at March 31, 2013.  The Costa Brava Term Loan and the Costa Brava Line of Credit rank pari passu with respect to the rights and preferences of the Harlingwood Notes.

Harlingwood Notes. In 2012, SPY North America entered into convertible note purchase agreements with Harlingwood, under which SPY North America issued two promissory notes to Harlingwood in the principal amounts of $1.0 million and $0.5 million.  Total outstanding borrowings under the Harlingwood Notes at March 31, 2013 and December 31, 2012 were $1.5 million (excluding Accrued PIK Interest of $0.1 million and less than $0.1 million, respectively). The Harlingwood Notes were amended in May 2013 to extend the due date from April 1, 2014 to April 1, 2015.  The Harlingwood Notes are subordinate to the BFI Line of Credit, pursuant to the terms of a debt subordination agreement between Harlingwood and BFI.

The Harlingwood Notes accrue interest at the rate of 12% per annum.  Such interest is required to be paid in kind as an addition to the outstanding principal amount of the Harlingwood Notes, and may not be paid in cash until the revised maturity date.

 SPY North America paid $20,000 to Harlingwood for initial aggregate facility fees in 2012.  Facility fees are due in advance on the respective anniversary date of the $1.0 million promissory note until maturity.  The facility fees on the $1.0 million promissory note are equal to the lesser of $10,000 or 1% of the average daily outstanding principal amount due under the Harlingwood Notes (without giving effect to the Accrued PIK Interest).  The $0.5 million promissory note has a facility fee of $10,000, which was paid at the inception of the note.

The principal amount due under the Harlingwood Notes (including Accrued PIK Interest) is convertible into shares of the Company’s common stock at $1.40 per share, subject to adjustment for stock splits or stock dividends.  The Harlingwood Notes contain standard representations, warranties and reporting requirements that are customary for financings of this type, and cross default provisions with respect to the Costa Brava indebtedness.  SPY North America was in compliance with all covenants under the Harlingwood Notes at March 31, 2013.  The Harlingwood Notes rank pari passu with respect to the rights and preferences of the Costa Brava Term Note and Costa Brava Line of Credit.

    Off-Balance Sheet Arrangements

We did not enter into any off-balance sheet arrangements during the three months ended March 31, 2013 and 2012, nor did we have any off-balance sheet arrangements outstanding at March 31, 2013 and December 31, 2012.

    Income Taxes

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on the level of historical operating results and the uncertainty of the economic conditions, we have recorded a full valuation allowance for SPY North America and SPY Europe at March 31, 2013 and December 31, 2012.

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

Backlog

Historically, purchases of sunglass and motocross eyewear products have not involved significant pre-booking activity.  Purchases of our snow goggle products are generally pre-booked and shipped during August to October.

Seasonality

Our net sales fluctuate from quarter to quarter as a result of changes in demand for our products.  Historically, we experience greater net sales in the second and third quarters of the fiscal year as a result of the seasonality of our products and the markets in which we sell our products, and our first and fourth fiscal quarters are traditionally our weakest operating quarters due to seasonality.  We generally sell more of our sunglass products in the first half of the fiscal year and a majority of our goggle products in the second half of the fiscal year. We anticipate this seasonal impact on our net sales will continue.  As a result, our net sales and operating results have fluctuated significantly from period to period in the past and are likely to do so in the future.

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

Generally, we extend credit to our customers after performing credit evaluations and do not require collateral. Our payment terms generally range from net-30 to net-90, depending on the country or whether we sell directly to retailers or to a distributor.  Our distributors are typically set up as prepay accounts; however, credit may be extended to certain distributors, sometimes upon receipt of a letter of credit.  Generally, our sales agreements with our customers, including distributors, do not provide for any rights of return or price protection.  However, we do approve returns on a case-by-case basis, in our sole discretion.  We record an allowance for estimated returns when revenue is recorded based on historical data and make adjustments when we consider it necessary.  The allowance for returns is calculated using a three step process that includes: (i) calculating an average of actual returns as a percentage of sales over a rolling twelve month period; (ii) estimating the average time period between a sale and the return of the product (13.0 months at March 31, 2013 for SPY North America and SPY Europe) and (iii) estimating the value of the product returned.  The reserve is calculated as the average return percentage times gross sales for the average return period less the estimated value of the product returned and adjustments are made as we consider necessary.  The average return percentages at March 31, 2013, the range of the average return percentages over the past two years and the effect on the liability and net sales if the highest average percentage over the past years had been used at March 31, 2013 are shown below in our sensitivity analysis.  Historically, actual returns had been within our expectations.  If future returns are higher than our estimates, our earnings would be adversely affected.

Sales Return Reserve Sensitivity Analysis
	(A)	(B)	(C)	(D)
	Average Returns % at March 31, 2013	Average Returns % Range during past two years	Increase (decrease) to the liability if highest average return rate in (B) were used	Increase (decrease) to net sales if highest average return rate in (B) were used
			(Thousands)	(Thousands)
SPY	6.6%	5.0 - 6.6%	$—	$—

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

    Inventories

Inventories consist primarily of finished products, including sunglasses, goggles, apparel and accessories, product components such as replacement lenses and purchasing and quality control costs.  Inventory items are carried on the books at the lower of cost or market and first-in first-out method for our distribution business.  Periodic physical counts of inventory items are conducted to help verify the balance of inventory.

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

    Disclosure Control and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2013, the end of the period covered by this report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time frames specified by the SEC’s rules and forms.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

    Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we may be party to lawsuits in the ordinary course of business.  We are not currently a party to any material legal proceedings.

Item 1A.	Risk Factors

As of the date of this report, there has not been any material changes to the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.  You should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial position and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See accompanying exhibit index included after the signature page to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPY Inc.

Date: May 14, 2012	By	/s/ Michael D. Angel
Michael D. Angel
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description of Document	Incorporation by Reference

10.1	Third Amended and Restated $7.0 Million Promissory Note dated May 10, 2013 between Spy Optic Inc., a California corporation, and Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on May 10, 2013.

10.2	Fourth Amended and Restated $9.0 Million Promissory Note dated May 10, 2013 between Spy Optic Inc., a California corporation, and Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on May 10, 2013.

10.3	First Amendment to convertible Promissory Notes dated May 10, 2013 which were issued by Spy Optic Inc. to Harlingwood (Alpha), LLC on September 6, 2012 and December 18, 2012.	Incorporated by reference to Form 8-K filed May 10, 2013.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

101.INS*	XBRL Instance Document	Furnished herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

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