Form 10-Q
period 2013-06-30
Spy Inc.
filed 2013-08-07
CIK 932372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

As of August 7, 2013, there were 13,144,890 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

SPY INC. AND SUBSIDIARIES
FORM 10-Q

-i-

Special Note Regarding Forward-Looking Statements

    This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects.  All statements in this report, other than those that are purely historical, are forward-looking statements.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report.  Forward-looking statements in this report include, without limitation, statements regarding:

    ●   our ability to increase sales levels within and outside of North America;

    ●   our ability to reduce expenses and manage at reduced expense levels;

    ●   the factors we believe provide us a competitive advantage;

    ●   our ability to develop and produce new and/or innovative products and product line extensions;

    ●   the strengths of our SPY® brand;

    ●   effectiveness of our marketing and distribution;

    ●   the importance of our intellectual property and our ability to protect it;

    ●   the sufficiency of our existing sources of liquidity and anticipated cash flows from operations to fund our operations, capital expenditures and other working capital requirements for the next 12 months; and;

    ●   the circumstances under which we may seek additional financing and our ability to obtain any such financing.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statments
SPY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands, except number of shares and per share amounts)

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets
Cash	$948	$818
Accounts receivable, net	6,455	5,611
Inventories, net	5,474	6,274
Prepaid expenses and other current assets	775	770
Income taxes receivable	18	16

Total current assets	13,670	13,489
Property and equipment, net	488	446
Intangible assets, net of accumulated amortization of $741 and $727 at June 30, 2013 and December 31, 2012, respectively	98	127
Other long-term assets	98	85

Total assets	$14,354	$14,147
Liabilities and Stockholders’ Deficit
Current liabilities
Lines of credit	$3,776	$4,591
Current portion of capital leases	77	49
Current portion of notes payable	15	15
Accounts payable	1,694	1,459
Accrued expenses and other liabilities	2,941	2,604

Total current liabilities	8,503	8,718
Capital leases, less current portion	130	102
Notes payable, less current portion	24	32
Notes payable to stockholders	20,238	19,078

Total liabilities	28,895	27,930
Stockholders’ deficit
Preferred stock: par value $0.0001; 5,000,000 authorized; none issued	-	-
Common stock: par value $0.0001; 100,000,000 shares authorized; 13,144,890 and 13,098,374 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1	1
Additional paid-in capital	44,946	44,403
Accumulated other comprehensive income	488	494
Accumulated deficit	(59,976)	(58,681)

Total stockholders’ deficit	(14,541)	(13,783)

Total liabilities and stockholders’ deficit	$14,354	$14,147

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net sales	$9,995	$9,466	$19,002	$17,611
Cost of sales	4,718	4,707	9,125	9,061

Gross profit	5,277	4,759	9,877	8,550
Operating expenses:
Sales and marketing	2,950	3,794	5,804	7,423
General and administrative	1,789	1,728	3,236	3,724
Shipping and warehousing	89	196	258	384
Research and development	122	115	223	252

Total operating expenses	4,950	5,833	9,521	11,783

Income (Loss) from operations	327	(1,074)	356	(3,233)
Other income (expense):
Interest expense	(752)	(534)	(1,484)	(1,039)
Foreign currency transaction gain (loss)	(144)	(21)	(162)	37
Other (expense)	(5)	(1)	(5)	(4)

Total other expense	(901)	(556)	(1,651)	(1,006)

Loss before provision for income taxes	(574)	(1,630)	(1,295)	(4,239)
Income tax provision	—	—	—	—

Net loss	$(574)	$(1,630)	$(1,295)	$(4,239)

Net loss per share of Common Stock
Basic	$(.04)	$(0.13)	$(.10)	$(0.33)

Diluted	$(.04)	$(0.13)	$(.10)	$(0.33)

Shares used in computing net loss per share of Common Stock
Basic	13,135	13,037	13,125	13,022

Diluted	13,135	13,037	13,125	13,022

Other comprehensive income (loss)
Foreign currency translation adjustment	$(84)	$(1)	$93	$(165)
Unrealized gain (loss) on foreign currency exposure of net investment in foreign operations	96	(56)	(98)	138

Total other comprehensive income (loss)	12	(57)	(5)	(27)

Comprehensive loss	$(562)	$(1,687)	$(1,300)	$(4,266)

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
	Six Months Ended June 30,
	2013	2012
	(Unaudited)
Operating Activities
Net loss	$(1,295)	$(4,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	158	146
Paid-in-kind interest	1,160	828
Share-based compensation	482	338
Non-cash board of directors fees	54	96
Provision for doubtful accounts	85	74
Impairment of property and equipment	9	7
Foreign currency transaction (gain)	(5)	(25)
Amortization of debt discount	61	15
Change in operating assets and liabilities:
Accounts receivable, net	(923)	(1,609)
Inventories, net	800	(1,523)
Prepaid expenses and other current assets	(85)	(160)
Other assets	7	2
Accounts payable	235	2,064
Accrued expenses and other liabilities	335	122
Income taxes payable/receivable	(1)	4

Net cash provided by (used in) operating activities	1,077	(3,860)
Investing Activities
Purchases of property and equipment	(77)	(69)
Purchases of intangibles	—	(5)
Proceeds from sale of property and equipment	—	4

Net cash used in investing activities	(77)	(70)
Financing Activities
Line of credit borrowings (repayments), net	(815)	3,536
Principal payments on secured notes payable	(7)	(507)
Proceeds from issuance of notes payable to stockholder	—	1,000
Principal payments on capital leases	(48)	(32)
Proceeds from exercise of stock options	—	26

Net cash provided by (used in) financing activities	(870)	4,023
Effect of exchange rate changes on cash	—	1

Net increase in cash	130	94
Cash at beginning of period	818	727

Cash at end of period	$948	$821

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$160	$147
Income taxes	$—	$—
Summary of non-cash financing and investing activities:
Accrued board of directors fees paid in fully vested non-restricted stock awards	$54	$96
Accrued paid-in kind interest to notes payable reclass	$—	$233
Acquisition of property and equipment through capital leases	$103	$—

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Description of Business

    Overview

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

    Capital Resources

    The Company incurred significant negative cash flow from operations, operating and net losses, and had significant working capital requirements during and prior to the year ended December 31, 2012.  During the six months ended June 30, 2013, the Company had positive cash flow from operations as a result of operating profit and improvements in working capital.  However, the Company anticipates that it will continue to have ongoing cash requirements to finance its seasonal and ongoing working capital needs and net losses.

    In order to finance the Company's net losses and working capital requirements, the Company has relied and anticipates that it will continue to rely on SPY North America’s credit line with BFI Business Finance (“BFI”) (the “BFI Line of Credit”) and its credit facilities with Costa Brava Partnership III, L.P. (“Costa Brava”).  In addition, SPY North America has relied on debt and equity financing from Harlingwood (Alpha), LLC (“Harlingwood”).  Costa Brava and Harlingwood are related parties.  The total outstanding indebtedness of the Company was $24.3 million and $23.9 million at June 30, 2013 and December 31, 2012 respectively.  (See Note 7 “Short-Term Debt”, Note 8 "Long-Term Debt" and Note 11 "Related Party Transactions")

    The Company believes it will have sufficient cash on hand and cash available under existing credit facilities to enable the Company to meet its operating requirements for at least the next twelve months, if the Company is able to achieve some or a combination of the following factors: (i) achieve its desired sales growth, (ii) continue the improvements in the management of working capital, and (iii) continue to manage and operate the Company at reduced levels of sales, marketing, general and administrative, and other operating expenses.  However, the Company will need to continue to access its existing credit facilities during the next twelve months to support its planned operations and working capital requirements, and intends to (i) continue to borrow, to the extent available, from the BFI Line of Credit, (ii) increase the level of outstanding principal due to Costa Brava by borrowing up to the maximum amount available, including through the ongoing deferral of interest payments which otherwise would have been payable to Costa Brava periodically, provided, in each case, that they remain available and on terms acceptable to the Company, and (iii) if necessary, may need to raise additional capital through debt or equity financings.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Thousands)		(Thousands)
Weighted average common shares outstanding – basic	13,135	13,037	13,125	13,022
Assumed conversion of dilutive stock options, warrants and convertible debt	—	—	—	—
Weighted average common shares outstanding – dilutive	13,135	13,037	13,125	13,022

    The following potentially dilutive instruments were not included in the diluted per share calculation for the periods presented as their inclusion would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
Shares Issuable through Exercise or Conversion of:	2013	2012	2013	2012
	(Thousands)		(Thousands)
Stock options	2,697	2,803	2,697	2,803
Warrants	244	244	244	244
Convertible debt	2,168	1,000	2,168	1,000

Total	5,109	4,047	5,109	4,047

4.  Accumulated Other Comprehensive Income

    Accumulated other comprehensive income represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive income.

    The components of accumulated other comprehensive income, net of tax, are as follows:

	June 30, 2013	December 31, 2012
	(Thousands)
Equity adjustment from foreign currency translation	$607	$515
Unrealized loss on foreign currency exposure of net investment in foreign operations	(119)	(21)

Accumulated other comprehensive income	$488	$494

5.  Accounts Receivable

    Accounts receivable consisted of the following:

	June 30, 2013	December 31, 2012
	(Thousands)
Trade receivables	$8,466	$7,488
Less allowance for doubtful accounts	(305)	(305)
Less allowance for returns	(1,706)	(1,572)

Accounts receivable, net	$6,455	$5,611

6.  Inventories

    Inventories consisted of the following:

	June 30, 2013	December 31, 2012
	(Thousands)
Raw materials	$6	$13
Finished goods	5,468	6,261

Inventories, net	$5,474	$6,274

    The Company’s inventory balances are net of an allowance for excess and obsolete inventories of approximately $0.5 million and $0.6 million at June 30, 2013 and December 31, 2012, respectively.

7.  Short-Term Debt

    BFI Line of Credit

    SPY North America has a Loan and Security Agreement with BFI with a maximum borrowing limit of $7.0 million, (the “BFI Line of Credit”).  The maximum availability was $6.4 million and $5.7 million at June 30, 2013 and December 31, 2012, respectively, of which SPY North America had borrowed $3.8 million and $4.6 million, respectively, as of those dates.  At June 30, 2013, the unused availability under this line was $2.6 million.  The BFI Line of Credit renews annually in February for one additional year unless otherwise terminated by either SPY North America or BFI.

    Actual borrowing availability under the BFI Line of Credit is based on eligible trade receivable and inventory levels of SPY North America, subject to the following limitations: (i) up to 80% of eligible United States accounts receivable, or a lower percentage in certain circumstances, (ii) 80% of eligible Canadian receivables, or a lower percentage in certain circumstances, and (iii) 40% of eligible United States inventory, provided such amount does not exceed 50% of eligible United States and Canadian accounts receivable and does not exceed the maximum inventory borrowing range limits of $1.5 million to $2.0 million, depending on seasonality.  Borrowings under the BFI Line of Credit bear interest at a rate per annum equal to the prime rate as reported in the Western Edition of The Wall Street Journal from time to time plus 2.5%, with a minimum monthly interest charge of $2,000.  The interest rate was 5.75% per annum at June 30, 2013. The Company and SPY North America granted BFI a security interest in substantially all of SPY North America’s assets, and substantially all of the Company’s accounts receivable and inventories to secure BFI’s position under the BFI Line of Credit.  Additionally, the obligations under the BFI Line of Credit are guaranteed by SPY Inc.

    The BFI Line of Credit imposes certain covenants on SPY North America, including, but not limited to, covenants requiring SPY North America to provide certain periodic reports to BFI, to inform BFI of certain changes in the business, to refrain from incurring additional debt in excess of $100,000 and to refrain from paying dividends.  The BFI Line of Credit also contains cross default provisions. BFI may declare SPY North America in default if SPY North America experiences a material adverse change in its business, financial condition, or in its ability to perform the obligations owed under the BFI Line of Credit.  BFI’s prior consent, which BFI will not unreasonably withhold, is required in the event that SPY North America seeks additional debt financing, including debt financing subordinate to BFI.  SPY North America has also established bank accounts in BFI’s name in the United States and Canada into which collections on accounts receivable and other collateral are deposited (the “Collateral Accounts”).  Pursuant to the deposit control account agreements between BFI and SPY North America, BFI is entitled to sweep all amounts deposited into the Collateral Accounts and apply the funds to outstanding obligations under the BFI Line of Credit; provided that BFI is required to distribute to SPY North America any amounts remaining after payment of all amounts due under the BFI Line of Credit.  SPY North America was in compliance with all covenants under the BFI Line of Credit at June 30, 2013.

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

8.  Long-Term Debt

    Costa Brava Term Note

    SPY North America issued a promissory note to Costa Brava in the principal amount of $7.0 million (“Costa Brava Term Note”), which amount was outstanding at June 30, 2013 and December 31, 2012 (excluding Accrued PIK Interest, as defined below, of $1.6 million and $1.2 million, respectively).  The Costa Brava Term Note was amended in May 2013 to extend the due date from April 1, 2014 to April 1, 2015.  This amendment was accounted for as a modification of debt, in accordance with authoritative guidance.  The Costa Brava Term Note is subordinate to the BFI Line of Credit, pursuant to the terms of a debt subordination agreement between Costa Brava and BFI.

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

    During the term of the Costa Brava Term Note, Costa Brava may, at its discretion, convert up to $2,250,000 of the principal amount of the Costa Brava Term Note (excluding the Accrued PIK Interest) into shares of the Company’s common stock at a conversion price of $2.25 per share.  The Costa Brava Term Note contains representations and warranties, and reporting requirements that are customary for financings of this type, and has cross default provisions.  The Costa Brava Term Note also requires that the Company obtain Costa Brava’s consent with respect to certain financing transactions.  SPY North America was in compliance with the covenants under the Costa Brava Term Note at June 30, 2013.  (See Note 11 “Related Party Transactions”).

    Costa Brava Line of Credit

    SPY North America has an additional promissory note for a $9.0 million line of credit commitment with Costa Brava (“Costa Brava Line of Credit”) of which $8.5 million was outstanding at June 30, 2013 and December 31, 2012 (excluding Accrued PIK Interest of $1.5 million and $0.9 million, respectively).  The Costa Brava Line of Credit was amended in May 2013 to: (i) extend the due date from April 1, 2014 to April 1, 2015 and (ii) to reduce Costa Brava’s maximum line of credit commitment from $10.0 million to $9.0 million.  This amendment was accounted for as a modification of debt, in accordance with authoritative guidance.  The Costa Brava Line of Credit is subordinate to BFI Line of Credit, pursuant to the terms of a debt subordination agreement between Costa Brava and BFI.

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

    In addition, the Costa Brava Line of Credit, as amended, requires that SPY North America pay a facility fee as of June 21 of each year and on the revised maturity date of April 1, 2015, calculated as the lesser of (i) 1% of the average daily outstanding principal amount owed under the note (excluding Accrued PIK Interest) for the 365 day period ending on such payment date or (ii) $90,000.

    The Costa Brava Line of Credit contains representations and warranties and reporting requirements that are customary for financings of this type, and cross default provisions.  This promissory note also requires that the Company obtain Costa Brava’s consent with respect to certain financing transactions.  SPY North America was in compliance with all covenants under the Costa Brava Line of Credit at June 30, 2013.  (See Note 11 “Related Party Transactions”).

    Costa Brava Loans

    The total outstanding borrowings under all credit facilities entered into with Costa Brava at June 30, 2013 and December 31, 2012 was $15.5 million (excluding $3.1 million and $2.1 million of Accrued PIK Interest, respectively).  The Costa Brava Term Loan and Costa Brava Line of Credit are pari passu with respect to the rights and preferences of the Harlingwood Notes (defined below).

    Harlingwood Convertible Debt

    In 2012, SPY North America entered into convertible note purchase agreements with Harlingwood, under which SPY North America issued two promissory notes to Harlingwood in the principal amounts of $1.0 million and $0.5 million (“Harlingwood Notes”).  Total outstanding borrowings under the Harlingwood Notes at June 30, 2013 and December 31, 2012 were $1.5 million (excluding Accrued PIK Interest of $0.1 million and less than $0.1 million, respectively).  The Harlingwood Notes were amended in May 2013 to extend the due date from April 1, 2014 to April 1, 2015.  This amendment was accounted for as a modification of debt, in accordance with authoritative guidance.  The Harlingwood Notes are subordinate to the amounts owed by SPY North America under BFI Line of Credit, pursuant to the terms of a debt subordination agreement between Harlingwood and BFI.

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

    The principal amount due under the Harlingwood Notes (including Accrued PIK Interest) is convertible into shares of the Company’s common stock at $1.40 per share, subject to adjustment for stock splits or stock dividends.  The Harlingwood Notes contain standard representations, warranties and reporting requirements that are customary for financings of this type, and cross default provisions with respect to the Costa Brava indebtedness.  SPY North America was in compliance with all covenants under the Harlingwood Notes at June 30, 2013.  The Harlingwood Notes are pari passu with the respect to the rights and preferences of Costa Brava Term Note and Costa Brava Line of Credit.  (See Note 11 “Related Party Transactions”).

    Long-Term Debt

    Notes payable at June 30, 2013 consist of the following:

(Thousands)
Costa Brava Term Loan (subordinated debt, of which up to $2.25 million is convertible into shares of common stock at a conversion price of $2.25 per share)	$8,643
Costa Brava Line of Credit (subordinated debt)	9,960
Harlingwood Notes (subordinated convertible debt, all of which is convertible into shares of common stock at a conversion price of $1.40 per share )	1,635
Secured note payable for vehicle purchases, 4.69% interest rate with monthly payments of $1,400 due through December 2015, secured by vehicles	39
Subtotal	20,277
Less current portion	(15)

Notes payable, less current portion	$20,262

9.  Fair Value of Financial Instruments

    The Company’s financial instruments include cash, accounts receivable and payable, short-term borrowings, accrued liabilities, other short-term liabilities, capital leases, notes payable and related party debt.  The carrying amount of these instruments approximates fair value because of their short-term nature.  The carrying value of the Company’s long-term debt, including the current portion approximates fair value as of June 30, 2013.

10.  Share-Based Compensation

    Stock Option Activity
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(Thousands)
Options outstanding at December 31, 2012	2,691,633	$1.86
Granted	275,000	$1.40
Exercised	(10,000)	$0.65
Expired	(71,666)	$1.56
Forfeited	(188,333)	$1.73

Options outstanding at June 30, 2013	2,696,634	$1.84	7.42	$179

Options exercisable at June 30, 2013	1,739,134	$2.03	6.61	$179

    Intrinsic value is defined as the difference between the relevant current market value of the Company’s common stock and the grant price for options with exercise prices less than the market values on such dates.  During the three and six months ended June 30, 2013, there were 10,000 stock options exercised.  The Company recorded a receivable of $6,500 related to the stock options exercised in 2013, which is reflected in the Company's balance sheet as of June 30, 2013.  During the three months and six months ended June 30, 2012, the Company received cash proceeds from the exercise of stock options of approximately $18,600 and $26,000, respectively.

    During the three months ended June 30, 2013, the Company modified 276,667 options in connection with the resignation of two members of the board of directors and one officer.  The modifications, which resulted in an extension of the term that the board members and officer are allowed to exercise stock options, resulted in approximately $152,000 of incremental share-based compensation expense during the three and six month periods ended June 30, 2013, which excludes an offset of approximately $30,000 related to forfeited officer stock options.

    The weighted-average estimated fair value of employee stock options granted during the three and six months ended June 30, 2013 was $0.80 and $0.86, respectively. The weighted-average estimated fair value of employee stock options granted during the three and six months ended June 30, 2012 was $0.95 and $1.07, respectively.

    Restricted Stock Award Activity

    The Company periodically issues restricted stock awards to certain directors and key employees, subject to certain vesting requirements based on future service.  Fair value is calculated using the Black-Scholes option-pricing valuation model (single option approach).  There was no restricted stock award activity during the three and six months ended June 30, 2013.  However, the Company awarded 19,350 fully vested, non-restricted shares at a $1.46 weighted-average grant date fair value during the three months ended June 30, 2013.  The Company awarded 36,516 fully vested, non-restricted shares at a $1.48 weighted-average grant date fair value during the six months ended June 30, 2013. These shares were issued to certain members of the Company’s board of directors in lieu of cash payment for quarterly board fees.  The expense related to these shares was approximately $28,000 and $54,000 during the three and six months ended June 30, 2013, respectively, and was recorded in general and administrative expense.

    The Company recognized the following share-based compensation expense during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Thousands)		(Thousands)
Stock options
General and administrative expense	$265	$112	$384	$241
Cost of sales	5	2	11	7
Selling and marketing	42	41	79	83
Shipping and warehouse	1	—	2	1
Research and development	3	2	6	6
Total share-based compensation for stock options	316	157	482	338

Restricted stock
General and administrative expense (Board of Directors fees in lieu of cash payments)	28	26	54	96
Total share-based compensation for restricted stock	28	26	54	96

Total Share-based compensation expense	$344	$183	$536	$434

    Total unrecognized share-based compensation expense for outstanding stock option awards at June 30, 2013 is approximately $0.6 million, which will be recognized over a weighted average remaining life of 1.4 years.

11.  Related Party Transactions

    Promissory Notes with Shareholder, Costa Brava Partnership III, L.P.

    See Note 8 “Long-Term Debt” to the Consolidated Financial Statements regarding promissory notes held by Costa Brava, an entity that owned, at June 30, 2013, approximately 48.2%, or 51.9% on an as converted basis, of the Company’s common stock.  The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava.

    The total outstanding borrowings under all promissory notes the Company has entered into with Costa Brava at June 30, 2013 and December 31, 2012 was $18.6 million (including $3.1 million Accrued PIK Interest) and $17.5 million (including $2.1 million Accrued PIK Interest), respectively.

    Convertible Notes with Shareholder, Harlingwood

    See Note 8, “Long-Term Debt” to the Consolidated Financial Statements regarding $1.5 million in total promissory notes held by Harlingwood, an entity that owned, at June 30, 2013, approximately 5.4%, or 13.1% on an as converted basis, of the Company’s common stock.  Mr. Fir Geenen, a member of the Company’s board of directors is the manager of a limited liability company that manages Harlingwood.

    The total outstanding borrowings under all promissory notes issued by the Company to Harlingwood at June 30, 2013 and December 31, 2012 was $1.6 million (including $0.1 million Accrued PIK Interest) and $1.5 million (including less than $0.1 million Accrued PIK Interest), respectively.

12.  Commitments and Contingencies

    LEM Purchase Commitments

    In January 2006, the Company acquired one of its manufacturers, LEM S.r.l. (“LEM”).  On December 31, 2010, the Company sold 90% of the capital stock of LEM.  In connection with the sale of LEM, the Company and LEM entered into a long-term supply agreement (which was subsequently amended) wherein the Company became obligated to make certain inventory purchases from LEM.  As of December 31, 2012, the remaining purchase commitment (to be spread evenly over the 4 quarters of 2013), after giving effect for certain carryover adjustments attributable to 2012, was €452,235 (US$579,584).  As of June 30, 2013, the remaining purchase commitment was €226,118 (US$294,112), and on that date the Company had non-cancellable open purchase orders to LEM of approximately €403,814 (US$525,240), for which it anticipates delivery prior to December 31, 2013.

    Operating Leases

    The Company’s corporate headquarters totals 32,551 square feet and is located in Carlsbad, California.  Effective November 2010, the Company entered into an amended lease for this facility which expires in December 2013 and has average monthly rent payments of approximately $29,000 per month.  In April 2013, the Company amended its lease of its corporate headquarters to (i) extend the December 2013 expiration date to December 31, 2019, and (ii) have the right to terminate the lease commencing on April 1, 2015 with a nine month written notice.  The monthly rent payments after 2014 will increase by 3% per year.

    The Company also leases approximately 6,500 square feet of a facility in Varese, Italy with monthly lease payments effective March 2013 of €1,500 per month.  The lease expires in March 2019, and requires a six month notice period in the event the Company decides to terminate the lease prior to its expiration date.  In addition, the Company leases an office space totaling approximately 400 square feet in Vancouver, Canada at a monthly rate of CN$1,352 (approximately US$1,284).  The Company also leases certain computer equipment and vehicles.

    Total rent expense was approximately $99,000 and $112,000 for the three months ended June 30, 2013 and 2012, respectively. Total rent expense was approximately $204,000 and $222,000 for the six months ended June 30, 2013 and 2012, respectively.

    Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows

(Thousands)
Year Ending December 31,
2013 remaining payments	$202
2014	387
2015	389
2016	396
2017	408
Thereafter	831

Total	$2,613

    Capital Leases

    Future minimum lease payments under capital leases at June 30, 2013 are as follows:

(Thousands)
Year Ending December 31,
2013 remaining payments	$42
2014	83
2015	83
2016	22
Total minimum lease payments	230
Amount representing interest	(23)

Present value of minimum lease payments	207
Less current portion	77

Noncurrent portion	$130

    Athlete Contracts

    At June 30, 2013, the Company has entered into endorsement contracts with certain athletes to actively wear and endorse the Company’s products.  These contracts are based on payments totaling approximately $363,000, $312,000, $35,000 and $28,000 in 2013, 2014, 2015 and 2016, respectively, and may include additional performance-based incentives and/or product-specific sales incentives.  At June 30, 2013, the Company also had pending endorsement contracts with athletes to actively wear and endorse the Company’s products with payments totaling approximately $24,000, $87,000, and $72,000 in 2013, 2014, and 2015, respectively.

    Litigation

    From time to time the Company may be party to lawsuits in the ordinary course of business.  The Company is not currently a party to any material legal proceedings, which it believes will have a material adverse impact on its financial position.

13.  Restructuring

    During the third quarter of 2012, the Company decided to take certain restructuring actions including (i) reducing the number of the Company’s employees, substantially all of which occurred during the second half of 2012, (ii) changing the direct portion of its European business into a distribution model, and (iii) reducing anticipated spending for the Company’s marketing programs.  The reductions to the number of employees included reductions in the Company’s shipping and warehousing, sales, marketing, and general and administrative staff by approximately 20 employees in North America and Europe.  Pursuant to authoritative guidance, the Company recorded a one-time charge of approximately $0.6 million in the third quarter of 2012 related to these actions, including the reduction in workforce, of which approximately $50,000 is included in shipping and warehousing, $0.5 million is included in sales and marketing and $0.1 million is included in general and administrative expense.  The following table sets forth the activity in the associated accrued liabilities during the six months ended June 30, 2013:

	Employee Separation Costs	Contract Termination Costs	Other Costs	Total
Balance at December 31, 2012	$242	$75	$—	$317
Accrued and expensed	—	—	—	—
Cash payments	(209)	(75)	—	(284)
Non-cash payments	—	—	—	—

Balance at June 30, 2013	$33	—	—	33

    During the third quarter of 2012, the Company accrued for estimated employee termination and contract termination expenses. No further expenses related to the 2012 reduction in workforce or contract terminations are anticipated in the future.  However, certain costs are based on estimates, such as foreign social service costs and contract termination costs.  Pursuant to authoritative guidance, the Company is required to re-assess estimates on a periodic basis.  Accordingly, the Company may revise these estimates in future periods, which could result in additional expense or adjustment to previously recognized estimates.  As of June 30, 2013, the Company does not believe any future changes to these estimates will have a material impact on the Company’s financial position, results of operations or cash flows.

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

    The Company markets its products in North America and internationally.  Revenue is attributed to the location to which the product is shipped.  Beginning on January 1, 2013, substantially all sales to international customers were made by SPY North America.  During and prior to 2012, substantially all sales to international customers were made by SPY Europe.  Identifiable assets are based on location of domicile:

	North America (U.S. and Canada)	International (Europe, Asia Pacific And Latin America)	Consolidated
	(Thousands)	(Thousands)	(Thousands)

	Three Months Ended June 30, 2013
Net sales	$8,764	$1,231	$9,995

	Three Months Ended June 30, 2012
Net sales	$8,409	$1,057	$9,466

	North America (U.S. and Canada)	International (Europe, Asia Pacific And Latin America)	Consolidated
	(Thousands)	(Thousands)	(Thousands)

	Six Months Ended June 30, 2013
Net sales	$16,721	$2,281	$19,002

	Six Months Ended June 30, 2012
Net sales	$15,581	$2,030	$17,611

	June 30, 2013	December 31, 2012
	(Thousands)
Tangible long-lived assets:
U.S. and Canada	$488	$446
Europe and Asia Pacific	-	-

Total	$488	$446

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
THIS ITEM 2 CONTAINS FORWARD-LOOKING STATEMENTS REGARDING OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PROSPECTS.  ALTHOUGH FORWARD-LOOKING STATEMENTS REFLECT THE GOOD FAITH JUDGMENT OF OUR MANAGEMENT, SUCH STATEMENTS CAN ONLY BE BASED ON FACTS AND FACTORS CURRENTLY KNOWN BY US.  CONSEQUENTLY, FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES AND ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM THE RESULTS AND OUTCOMES DISCUSSED IN OR ANTICIPATED BY THE FORWARD-LOOKING STATEMENTS.  SEE “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS” AT THE BEGINNING OF THIS REPORT.

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

Our Products and Target Markets

    We have a happy disrespect for the usual way of looking (at life) and this helps drive our innovative design, marketing and distribution of premium products, especially eyewear for youth minded people who love to be outside doing what makes them feel most alive and happy. We feel a primary strength is our ability to create distinctive products that embody our unique and irreverent point of view, and this has helped us become what we believe is one of the most recognizable action sports brands in the world, with a twenty-year heritage in surfing, motocross, snowboarding, cycling, skateboarding, snow skiing, motorsports, wakeboarding, multi-sports and mountain biking. Our position as a premier brand is underscored by the development of innovative, proprietary, performance-based products with quality materials and lens technologies that have a definitive styling along with an incredible value proposition. Our core products – sunglasses, goggles and prescription frames – marketed under the SPY® brand have allowed us to develop collaborations with important multi-store action sports, sporting goods, sunglass specialty and lifestyle retailers in North America and other strategically-selected, individually owned-and-operated specialty retailers world wide.

    We create products that we believe lead our industry in terms of style and quality, and we continually seek to serve both active lifestyle participants and their aspirational counterparts. We separate our eyewear products into three groups: (i) sunglasses, which includes fashion, Happy Lens™, performance sport and women specific sunglasses; (ii) goggles, which includes snow sport and motocross goggles created for our core demographics, and a new goggle line extension for the SPY® brand that targets new distribution opportunities and customers; and (iii) optical, which includes optical-quality frames and sunglasses for our youthful demographic.  In addition, we sell branded accessories for sunglasses and goggles, as well as a variety of other accessories and apparel.

    The SPY® brand, as symbolized by the SPY® cross icon  is a creative, performance-driven brand that is fueled by collaborative efforts across various facets of youth culture, including competition, art, music and day-to-day athletic performance.  We strive to ensure that our products are relevant in function and design, as well as style.  We do this, in part, through partnerships with our world class athletes who help us design, then wear and test our products during training and competition.  We believe that the intimate knowledge of our customers' lifestyles is what helps us develop a stronger, more relevant product offering for our market. We reinforce our irreverent brand profile through unique and disruptive marketing, using traditional and non-traditional means to convey our branded point of view to both entertain and edify passionate people across a multitude of psychographics.

    SPY’s newest product innovation is the Happy Lens™, which is a patent-pending proprietary technology that was developed over the course of the last two years and released in February of 2013.  We believe the Happy Lens™ enjoyed a successful initial pre-launch marketing and promotion campaign during the fall of 2012, which was followed by strong initial sales of the collection during the first half of 2013.  We believe it is the natural product extension of the happy and irreverent SPY® brand positioning and we anticipate that it will be an increasingly more important part of the SPY® collection moving forward.

Results of Operations

Comparison of Three Months Ended June 30, 2013 to the Three Months Ended June 30, 2012

    Net Sales

    Consolidated net sales increased by $0.5 million or 6% to $10.0 million for the three months ended June 30, 2013 from $9.5 million for the three months ended June 30, 2012.

    Sales of our SPY® brand products increased by $0.7 million or 7% to $10.0 million during the three months ended June 30, 2013, compared to $9.3 million for the three months ended June 30, 2012.  A significant portion of the SPY® sales growth was from sales of sunglasses into our North American optical and international channels, and from our optical frame product line and Happy Lens™ collection.  SPY® sales amounts included approximately $0.8 million and $0.5 million of sales during the three months ended June 30, 2013 and June 30, 2012, respectively, which were considered to be closeouts, defined as (a) older styles not in the current product offering or (b) the sales of certain excess inventory of current products sold at reduced pricing levels.

    There were no sales of licensed brands (O’Neill®, Melodies by MJB® and Margaritaville®) during the three months ended June 30, 2013, compared to $0.2 million during the three months ended June 30, 2012.  All sales of licensed brands during the three months ended June 30, 2012 were considered to be closeout sales based on our decision during 2011 to cease making purchases of licensed brand inventory.  In July 2011, we entered into an agreement with Rose Colored Glasses LLC in which, among other matters, the parties agreed to terminate the existing license agreement for Melodies by MJB® effective March 31, 2012.  Additionally, effective June 24, 2012, SPY North America terminated its agreement with O’Neill®.  We sold all of our Margaritaville ® products by March 31, 2013 and will have no sales of any of these licensed brand products in the future.

Sunglass sales represented approximately 95% and 94% of net sales during the three months ended June 30, 2013 and 2012, respectively.  Goggle sales represented approximately 4% and 5% of net sales during the three months ended June 30, 2013 and 2012, respectively.  Apparel and accessories represented approximately 1% of net sales during each of the three months ended June 30, 2013 and 2012, respectively.  Sales to customers in North America represented 88% and 89% of total net sales for the three months ended June 30, 2013 and 2012, respectively.  Sales to international customers (excluding Canada) represented 12% and 11% of total net sales for the three months ended June 30, 2013 and 2012, respectively.

    Gross Profit

    Our consolidated gross profit increased by $0.5 million or 11% to $5.3 million for the three months ended June 30, 2013 from $4.8 million for the three months ended June 30, 2012, primarily attributable to the sales increase at a higher gross profit as a percent of sales in 2013, as discussed below.

    Gross profit as a percentage of net sales was 53% for the three months ended June 30, 2013, compared to 50% for the three months ended June 30, 2012.  The increase in our gross profit as a percent of net sales during the three months ended June 30, 2013 compared to the same period in 2012 was primarily due to: (i) improved overall sales mix of our higher margin products partially due to increased levels of sales into optical channels; (ii) a higher percentage of lower cost inventory purchases from China; (iii) lower overhead as a percentage of sales partially due to the consolidation of our European distribution center to North America; and (iv) partially offset by an increase in inventory reserves in 2013 compared to 2012.

    Sales and Marketing Expense

    Sales and marketing expense decreased by $0.8 million or 22% to $3.0 million for the three months ended June 30, 2013 from $3.8 million for the three months ended June 30, 2012.  The decrease is principally attributable to: (i) a $0.6 million decrease in advertising, public relations, marketing events, and related marketing costs; (ii) a $0.3 million decrease in sales and marketing salary and travel related expenses primarily for reductions in headcount.  These decreases were partially offset by a $0.1 million increase in sales incentives and commissions associated with the sales growth during the three months ended June 30, 2013.

    General and Administrative Expense

    General and administrative expense increased by less than $0.1 million or 4% to $1.8 million for the three months ended June 30, 2013 from $1.7 million for the three months ended June 30, 2012.  The increase is primarily due to expenses during the three months ending June 30, 2013 for: (i) a modification in the vesting period of certain stock options in connection with the resignation of two Board members which aggregated $0.1 million; and (ii) severance costs of $0.3 million attributable to an officer resignation.  These increases were partially offset by a decrease of $0.3 million in expenses related to employee related costs driven by lower headcount, general corporate matters and legal fees.

    Shipping and Warehousing Expense

    Shipping and warehousing expense decreased by $0.1 million or 55% to $0.1 million for the three months ended June 30, 2013 from $0.2 million for the three months ended June 30, 2012.  The decrease was primarily due to a decrease in employee related costs.

    Research and Development Expense

    Research and development expense was essentially unchanged at $0.1 million for the three months ended June 30, 2013 from $0.1 million for the three months ended June 30, 2012.

    Restructure

    During the third quarter of 2012, we decided to take certain restructuring actions including (i) reducing the number of our employees, substantially all of which occurred during the second half of 2012, (ii) changing the direct portion of our European business into a distribution model, and (iii) reducing anticipated spending for our marketing programs.  These actions were intended to reduce spending and the level of our sales required to break even on an operating basis, and substantial contributing factors to our lower operating expenses during the three months ended June 30, 2013.  Total operating expenses were lower by $0.8 million or 14% to $5.0 million for the three months ended June 30, 2013, compared to $5.8 million during the three months ended June 30, 2012.

    Other Net Expense

    Other net expense was $0.9 million for the three months ended June 30, 2013 compared to other net expense of $0.6 million for the three months ended June 30, 2012.  The difference was primarily due to increased interest expense as a result of increased borrowings from Costa Brava and Harlingwood partially offset by lower average borrowings from BFI.  Beginning on January 1, 2012, the interest expense attributable to Costa Brava and Harlingwood borrowings was paid as Accrued PIK Interest, rather than in cash, resulting in an increase to the outstanding principal balances due to Costa Brava and Harlingwood.

    Income Tax Provision

    Income tax expense was zero for the three months ended June 30, 2013 and 2012, respectively.  We have recorded a full valuation allowance for deferred tax assets both in the U.S. and in Italy at June 30, 2013 and 2012.  The effective tax rate for the three months ended June 30, 2013 and 2012 was less than 1% in both periods.

    We may have incurred one or more ownership changes, as defined by Section 382 of the Internal Revenue Code (“IRC Section 382”) in the current and previous years, and, as such, the use of our net operating losses may be limited in future years.  We have not completed a formal IRC Section 382 study and analysis to determine the annual limitation on the use of the net operating losses; however, the limitations could be substantial.

Comparison of Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012

    Net Sales

    Consolidated net sales increased by $1.4 million or 8% to $19.0 million for the six months ended June 30, 2013 from $17.6 million for the six months ended June 30, 2012.

    Sales of our SPY® brand products increased by $1.8 million or 10% to $19.0 million during the six months ended June 30, 2013, compared to $17.2 million for the six months ended June 30, 2012.  A significant portion of the SPY® sales growth was from sales of sunglasses into our North American optical and international channels, and from our optical frame product line and Happy Lens™ collection.  SPY® sales amounts included approximately $1.4 million and $1.2 million of sales during the six months ended June 30, 2013 and June 30, 2012, respectively, which were considered to be closeouts, defined as (a) older styles not in the current product offering or (b) the sales of certain excess inventory of current products sold at reduced pricing levels.

    Sales of licensed brands (O’Neill®, Melodies by MJB® and Margaritaville®) were less than $50,000 during the six months ended June 30, 2013, compared to $0.4 million during the six months ended June 30, 2012.  All sales of licensed brands during the six months ended June 30, 2013 and 2012 were considered to be closeout sales based on our decision during 2011 to cease making purchases of licensed brand inventory.  In July 2011, we entered into an agreement with Rose Colored Glasses LLC in which, among other matters, the parties agreed to terminate the existing license agreement for Melodies by MJB® effective March 31, 2012.  Additionally, effective June 24, 2012, SPY North America terminated its agreement with O’Neill®.  We sold all of our Margaritaville® products by March 31, 2013 and will have no sales of any of these licensed brand products in the future.

    Sunglass sales represented approximately 92% and 90% of net sales during the six months ended June 30, 2013 and 2012, respectively.  Goggle sales represented approximately 7% and 9% of net sales during the six months ended June 30, 2013 and 2012, respectively.  Apparel and accessories represented approximately 1% of net sales during each of the six months ended June 30, 2013 and 2012, respectively.  Sales to customers in North America represented 88% of total net sales for the six months ended June 30, 2013 and 2012, respectively.  Sales to international customers (excluding Canada) represented 12% and of total net sales for the six months ended June 30, 2013 and 2012, respectively.

    Gross Profit

    Our consolidated gross profit increased by $1.3 million or 16% to $9.9 million for the six months ended June 30, 2013 from $8.5 million for the six months ended June 30, 2012, primarily attributable to the sales increase at a higher gross profit as a percent of sales in 2013, as discussed below.

    Gross profit as a percentage of net sales was 52% for the six months ended June 30, 2013, compared to 49% for the six months ended June 30, 2012.  The increase in our gross profit as a percent of net sales during the six months ended June 30, 2013 compared to the same period in 2012 was primarily due to: (i) improved overall sales mix of our higher margin products partially due to increased levels of sales into optical channels; (ii) a higher percentage of lower cost inventory purchases from China; (iii) the negative effect of higher sales of lower gross margin licensed brand products in 2012 compared to 2013; (iv) lower overhead as a percentage of sales partially due to the consolidation of our European distribution center to North America; and (v) partially offset by an increase in closeout sales and inventory reserves in 2013 compared to 2012.

    Sales and Marketing Expense

    Sales and marketing expense decreased by $1.6 million or 22% to $5.8 million for the six months ended June 30, 2013 from $7.4 million for the six months ended June 30, 2012.  The decrease is principally attributable to: (i) a $1.3 million decrease in advertising, public relations, marketing events, and related marketing costs; (ii) a $0.4 million decrease in sales and marketing salary and travel related expenses primarily for reductions in headcount.  These decreases were partially offset by a $0.1 million increase in sales incentives and commissions associated with the sales growth during the six months ended June 30, 2013.

    General and Administrative Expense

    General and administrative expense decreased by $0.5 million or 13% to $3.2 million for the six months ended June 30, 2013 from $3.7 million for the six months ended June 30, 2012.  The decrease was primarily due to a reduction in expense related to employee related costs driven by lower headcount, general corporate matters and legal fees.  The decrease is partially offset by increased expenses during the six months ending June 30, 2013 of $0.4 million related to: (i) a modification in the vesting period of certain stock options in connection with the resignation of two members of the board of directors which aggregated $0.1 million; and (ii) severance costs of $0.3 million attributable to an officer resignation.

    Shipping and Warehousing Expense

    Shipping and warehousing expense decreased by $0.1 million or 33% to $0.3 million for the six months ended June 30, 2013 from $0.4 million for the six months ended June 30, 2012.  The decrease was primarily due to a decrease in employee related costs.

    Research and Development Expense

    Research and development expense was essentially unchanged at $0.2 million for the six months ended June 30, 2013 from $0.2 million for the six months ended June 30, 2012.

    Restructure

    During the third quarter of 2012, we decided to take certain restructuring actions including (i) reducing the number of our employees, substantially all of which occurred during the second half of 2012, (ii) changing the direct portion of our European business into a distribution model, and (iii) reducing anticipated spending for our marketing programs.  These actions were intended to reduce spending and the level of our sales required to break even on an operating basis, and substantial contributing factors to our lower operating expenses during the six months ended June 30, 2013.  Total operating expenses were lower by $2.3 million or 19% to $9.5 million for the six months ended June 30, 2013, compared to $11.8 million during the six months ended June 30, 2012.

    Other Net Expense

    Other net expense was $1.7 million for the six months ended June 30, 2013 compared to other net expense of $1.0 million for the six months ended June 30, 2012.  The difference was primarily due to increased interest expense as a result of increased borrowings from Costa Brava and Harlingwood.  Beginning on January 1, 2012, the interest expense attributable to Costa Brava and Harlingwood borrowings was paid as Accrued PIK Interest, rather than in cash, resulting in an increase to the outstanding principal balances due Costa Brava and Harlingwood.

    Income Tax Provision

    Income tax expense was zero for the six months ended June 30, 2013 and 2012, respectively.  We have recorded a full valuation allowance for deferred tax assets both in the U.S. and in Italy at June 30, 2013 and 2012.  The effective tax rate for the six months ended June 30, 2013 and 2012 was less than 1% in both periods.

    We may have incurred one or more ownership changes, as defined by Section 382 of the Internal Revenue Code (“IRC Section 382”) in the current and previous years, and, as such, the use of our net operating losses may be limited in future years.  We have not completed a formal IRC Section 382 study and analysis to determine the annual limitation on the use of the net operating losses; however, the limitations could be substantial.

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

    Cash on hand at June 30, 2013 was $0.9 million.  At June 30, 2013, we had a total of $24.3 million in debt under all lines of credit, capital leases and notes payable, of which $3.9 million was classified as short-term liabilities and $20.4 million was classified as long-term liabilities in the Company's Consolidated Balance Sheet.  Our primary debt arrangements as of June 30, 2013 are further described below in Short-Term Debt and Long-Term Debt.

    Future Capital Requirements and Resources

    We incurred significant negative cash flow from operations, operating and net losses and had significant working capital requirements during and prior to the year ended December 31, 2012.  During the six months ended June 30, 2013, we had positive cash flow from operations as a result of operating profit and improvements in working capital.  However, the Company anticipates that it will continue to have ongoing cash requirements to finance its seasonal and ongoing working capital requirements and net losses.

    In order to finance its net losses and working capital requirements, we have relied and anticipate that we will continue to rely on SPY North America’s credit line with BFI Business Finance (“BFI”) (“BFI Line of Credit”) and our credit facilities with Costa Brava Partnership III, L.P. (“Costa Brava”).  In addition, we have relied on debt and equity financing from Harlingwood (Alpha), LLC (“Harlingwood”).  Costa Brava and Harlingwood are related parties.  (See Short-Term Debt and Long-Term Debt below and Note 11 "Related Party Transactions" in the Consolidated Financial Statements).

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

    Cash provided by operating activities for the six months ended June 30, 2013 was $1.1 million, which consisted of a net loss of $1.3 million, adjustments for aggregate non-cash items of $2.0 million (primarily Accrued PIK Interest of $1.2 million, share-based compensation of $0.5 million, depreciation and amortization of $0.2 million and others of $0.1 million) and an aggregate $0.4 million provided by working capital.  Working capital changes include sources of cash of $1.4 million primarily from: (i) $0.8 million from lower inventories in part due to inventory reduction efforts; and (ii) a net increase of $0.6 million in the net amount of accounts payable and accrued expenses primarily due to the timing of payments made for inventory purchases. The sources of cash from working capital were partially offset by uses of cash from working capital of $1.0 million related to: (i) increased accounts receivable of $0.9 million primarily due to the increased level of sales attributable to growth and seasonality; and (ii) increased prepaid expenses and other current assets of $0.1 million.

    Cash used by operating activities for the six months ended June 30, 2012 was $3.9 million, which consisted of a net loss of $4.2 million, adjustments for aggregate non-cash items of $1.4 million (primarily Accrued PIK Interest of $0.8 million, share-based compensation of $0.3 million, depreciation and amortization of $0.1 million and others of $0.2 million) and an aggregate $1.0 million used by working capital.  Working capital changes include sources of cash of $2.3 million primarily from increased accounts payable and accrued expenses due to the increased level of inventory and timing of inventory purchases.  Working capital changes included uses of cash of $3.3 million due to: (i) increased accounts receivable of $1.6 million primarily due to higher sales levels; (ii) increased inventories of $1.5 million due to the timing of purchases and an increased level of inventory in anticipation of future sales levels; and (iii) increased prepaid expenses of $0.2 million.

    Cash used in investing activities during the six months ended June 30, 2013 was $0.1 million, and was attributable to the purchase of property and equipment.

    Cash used in investing activities during the six months ended June 30, 2012 was less than $0.1 million and was primarily attributable to the purchase of property and equipment.

    Cash used in financing activities for the six months ended June 30, 2013 was $0.9 million, and was attributable primarily to $0.8 million in reduction in debt under our BFI Line of Credit due to our improved liquidity and other debt reductions aggregating less than $0.1 million.

    Cash provided by financing activities for the six months ended June 30, 2012 was $4.0 million and was attributable primarily to $3.5 million in net proceeds received from our BFI line of credit and $1.0 million received from our Costa Brava line of credit to fund our net loss and working capital requirements, these borrowings were partially offset by $0.5 million primarily due to the net repayment of our note payable to Rose Colored Glasses LLC associated with a settlement agreement in which, among other matters, we agreed to terminate our existing license agreement for Melodies by MJB® effective March 31, 2012.

    Short-Term and Long-Term Debt

    Summary.  As of June 30, 2013, we had a total of $24.3 million in debt under all lines of credit, capital leases and notes payable.  A brief summary of our primary short-term and long-term debt facilities outstanding and available sources of liquidity from debt at June 30, 2013 is as follows:

●
BFI Line of Credit.  A short-term line of credit with BFI with a maximum borrowing limit of $7.0 million.  The maximum availability based on eligible accounts receivable and inventory at June 30, 2013 was $6.4 million, of which $3.8 million was outstanding at that date. (“BFI Line of Credit”);

●
Costa Brava Term Note.  A $7.0 million subordinated term loan with Costa Brava, of which $2.25 million is convertible into common stock; due April 1, 2015 as amended in May 2013.  $7.0 million outstanding at June 30, 2013 (excluding Accrued PIK Interest of $1.6 million).  ("Costa Brava Term Note" );

●
Costa Brava Line of Credit.  A $9.0 million subordinated line of credit with Costa Brava, due April 1, 2015 as amended in May 2013; the total line of credit commitment of $10.0 million was reduced to $9.0 million in May 2013; $8.5 million outstanding as of June 30, 2013 (excluding Accrued PIK Interest of $1.5 million).  ("Costa Brava Line of Credit");

●
Harlingwood Notes.  Two subordinated convertible term loans with Harlingwood aggregating $1.5 million, due April 1, 2015 as amended in May 2013.  $1.5 million outstanding at June 30, 2013 (excluding Accrued PIK Interest of $0.1 million).  ("Harlingwood Notes"); and

●
Interest attributable to the Costa Brava Term Note and Costa Brava Line of Credit due subsequent to January 1, 2012, and on Harlingwood Notes has been and will continue to be paid in kind ("Accrued PIK Interest").   Aggregate Accrued PIK Interest was $3.2 million at June 30, 2013.

    Each of our primary debt facilities is more fully described below.

    BFI Line of Credit.  SPY North America has a Loan and Security Agreement with BFI with a maximum borrowing limit of $7.0 million.  The maximum availability was $6.4 million and $5.7 million as of June 30, 2013 and December 31, 2012, respectively, of which SPY North America had borrowed $3.8 million and $4.6 million as of those dates.  At June 30, 2013, the unused availability under this line was $2.6 million.  The BFI Line of Credit renews annually in February for one additional year unless otherwise terminated by either SPY North America or by BFI

    Actual borrowing availability under the BFI loan agreement is based on eligible trade receivable and inventory levels of SPY North America, subject to the following limitations: (i) up to 80% of eligible United States accounts receivable or a lower percentage in certain circumstances, (ii) 80% of eligible Canadian accounts receivable, or a lower percentage in certain circumstances, and (iii) 40% of eligible United States inventory, provided such amount does not exceed 50% of eligible United States and Canadian accounts receivable and does not exceed the maximum inventory borrowing range limits of $1.5 million to $2.0 million, depending on seasonality.  Borrowings under the BFI loan agreement bear interest at a rate per annum equal to the prime rate as reported in the Western Edition of The Wall Street Journal from time to time plus 2.5%, with a minimum monthly interest charge of $2,000. The interest rate was 5.75% per annum at June 30, 2013. The Company and SPY North America granted BFI a security interest in substantially all of SPY North America’s assets, and substantially all of the Company’s accounts receivable and inventories to secure BFI’s position under the BFI Line of Credit. Additionally, the obligations under the BFI loan agreement are guaranteed by SPY Inc.

    The BFI Line of Credit imposes certain covenants on SPY North America, including, but not limited to, covenants requiring SPY North America to provide certain periodic reports to BFI, to inform BFI of certain changes in the business, to refrain from incurring additional debt in excess of $100,000, and to refrain from paying dividends.  The BFI Line of Credit also contains cross default provisions. BFI may declare SPY North America in default if SPY North America experiences a material adverse change in its business, financial condition or in its ability to perform the obligations owed under the BFI Line of Credit.  BFI’s prior consent, which BFI will not unreasonably withhold, is required in the event that SPY North America seeks additional debt financing, including debt financing subordinate to BFI.  SPY North America has also established bank accounts, in BFI’s name in the United States and Canada into which collections on accounts receivable and other collateral are deposited (the “Collateral Accounts”).  Pursuant to the deposit control account agreements between BFI and SPY North America, BFI is entitled to sweep all amounts deposited into the Collateral Accounts and apply the funds to outstanding obligations under the BFI Line of Credit; provided that BFI is required to distribute to SPY North America any amounts remaining after payment of all amounts due under the BFI Line of Credit.  SPY North America was in compliance with all covenants under the BFI Line of Credit at June 30, 2013.

    Costa Brava Term Note.  SPY North America issued a promissory note to Costa Brava in the principal amount of $7.0 million, which amount was outstanding at June 30, 2013 and December 31, 2012 (excluding Accrued PIK Interest of $1.6 million and $1.2 million, respectively).  The Costa Brava Term Note was amended in May 2013 to extend the due date from April 1, 2014 to April 1, 2015.  The Costa Brava Term Note is subordinate to the BFI Line of Credit, pursuant to the terms of a debt subordination agreement between Costa Brava and BFI.

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

    During the term of the Costa Brava Term Note, Costa Brava may, at its discretion, convert up to $2,250,000 of the principal amount of the Costa Brava Term Note (excluding Accrued PIK Interest) into shares of our common stock at a conversion price of $2.25 per share.  The Costa Brava Term Note contains representations and warranties, and reporting requirements that are customary for financings of this type, and has cross default provisions.  The Costa Brava Term Note also requires that we obtain Costa Brava’s consent with respect to certain financing transactions.  SPY North America was in compliance with the covenants under the Costa Brava Term Note at June 30, 2013.

    Costa Brava Line of Credit.  SPY North America has an additional promissory note for a $9.0 million line of credit commitment with Costa Brava of which $8.5 million was outstanding at June 30, 2013 and December 31, 2012 (excluding Accrued PIK Interest of $1.5 million and $0.9 million, respectively).  The Costa Brava Line of Credit was amended in May 2013 to: (i) extend the due date from April 1, 2014 to April 1, 2015 and (ii) to reduce Costa Brava’s maximum line of credit commitment to $10.0 million from $9.0 million.  The Costa Brava Line of Credit is subordinate to the BFI Line of Credit, pursuant to the terms of a debt subordination agreement between Costa Brava and BFI.

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

    The Costa Brava Line of Credit contains customary representations and warranties and reporting requirements that are customary for financings of this type, and cross default provisions.  SPY North America was in compliance with the covenants under the Costa Brava Line of Credit at June 30, 2013.  This promissory note also requires that we obtain Costa Brava’s consent with respect to certain financing transactions.  SPY North America was in compliance with the covenants under the Costa Brava Line of Credit at June 30, 2013.  The Costa Brava Term Loan and the Costa Brava Line of Credit rank pari passu with respect to the rights and preferences of the Harlingwood Notes.

    Harlingwood Notes. In 2012, SPY North America entered into convertible note purchase agreements with Harlingwood, under which SPY North America issued two promissory notes to Harlingwood in the principal amounts of $1.0 million and $0.5 million.  Total outstanding borrowings under the Harlingwood Notes at June 30, 2013 and December 31, 2012 were $1.5 million (excluding Accrued PIK Interest of $0.1 million and less than $0.1 million, respectively). The Harlingwood Notes were amended in May 2013 to extend the due date from April 1, 2014 to April 1, 2015.  The Harlingwood Notes are subordinate to the BFI Line of Credit, pursuant to the terms of a debt subordination agreement between Harlingwood and BFI.

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

    The principal amount due under the Harlingwood Notes (including Accrued PIK Interest) is convertible into shares of the Company’s common stock at $1.40 per share, subject to adjustment for stock splits or stock dividends.  The Harlingwood Notes contain standard representations, warranties and reporting requirements that are customary for financings of this type, and cross default provisions with respect to the Costa Brava indebtedness.  SPY North America was in compliance with all covenants under the Harlingwood Notes at June 30, 2013.  The Harlingwood Notes rank pari passu with respect to the rights and preferences of the Costa Brava Term Note and Costa Brava Line of Credit.

    Off-Balance Sheet Arrangements

    We did not enter into any off-balance sheet arrangements during the three or six months ended June 30, 2013 and 2012, respectively, nor did we have any off-balance sheet arrangements outstanding at June 30, 2013 and December 31, 2012.

    Income Taxes

    In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on the level of historical operating results and the uncertainty of the economic conditions, we have recorded a full valuation allowance for SPY North America and SPY Europe at June 30, 2013 and December 31, 2012.

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

Critical Accounting Policies and Estimates

    Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of Consolidated Financial Statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosures.  On an ongoing basis, we evaluate our estimates, including those related to inventories, sales returns, income taxes, accounts receivable allowances, share-based compensation, impairment testing, warranty and severance.  We base our estimates on historical experience, performance metrics and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results will differ from these estimates under different assumptions or conditions.

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

    Generally, we extend credit to our customers after performing credit evaluations and do not require collateral. Our payment terms generally range from net-30 to net-90, depending on the country or whether we sell directly to retailers or to a distributor.  Our distributors are typically set up as prepay accounts; however, credit may be extended to certain distributors, sometimes upon receipt of a letter of credit.  Generally, our sales agreements with our customers, including distributors, do not provide for any rights of return or price protection.  However, we do approve returns on a case-by-case basis, in our sole discretion.  We record an allowance for estimated returns when revenue is recorded based on historical data and make adjustments when we consider it necessary.  The allowance for returns is calculated using a three step process that includes: (i) calculating an average of actual returns as a percentage of sales over a rolling twelve month period; (ii) estimating the average time period between a sale and the return of the product (13.0 months at June 30, 2013 for SPY North America and SPY Europe) and (iii) estimating the value of the product returned.  The reserve is calculated as the average return percentage times gross sales for the average return period less the estimated value of the product returned and adjustments are made as we consider necessary.  The average return percentages at June 30, 2013, the range of the weighted average cumulative return percentages over the past two years and the effect on the liability and net sales if the highest average percentage over the past years had been used at June 30, 2013 are shown below in our sensitivity analysis.  Historically, actual returns had been within our expectations.  If future returns are higher than our estimates, our earnings would be adversely affected.

Sales Return Reserve Sensitivity Analysis
	(A)	(B)	(C)	(D)
	Average Returns % at June 30, 2013	Average Returns % Range during past two years	Increase (decrease) to the liability if highest average return rate in (B) were used	Increase (decrease) to net sales if highest average return rate in (B) were used
			(Thousands)	(Thousands)
SPY	6.5%	5.0 - 6.5%	$ —	$ —

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

    Debt Modifications

    From time to time, we have modified and also anticipate modifying certain debt agreements.  We have accounted for and expect to account for future changes in debt agreements as debt modifications, where applicable, based on the relevant authoritative accounting guidance after considering the specific terms of any future debt modifications.

Recently Issued Accounting Principles

    There are no recently issued accounting principles subsequent to the Company’s disclosure in the Annual Report on Form 10-K which would have a significant impact on the Company’s Consolidated Financial Statements.
Item 4.  Controls and Procedures

Disclosure Control and Procedures

    Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2013, the end of the period covered by this report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time frames specified by the SEC’s rules and forms.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

    Changes in Internal Control over Financial Reporting

    During the three and six months ended June 30, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SPY Inc.

Date: August 7, 2013	By:	/s/ Michael D. Angel
Michael D. Angel
Interim Chief Financial Officer, Treasurer and Secretary
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