Form 10-K/A
period 2012-12-31
Spy Inc.
filed 2013-11-05
CIK 932372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s definitive proxy statement , filed with the Securities Exchange Commission on April 26, 2013, in connection with the solicitation of proxies for the registrant’s 2013 annual meeting of stockholders.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of SPY, Inc. (the “Company”) for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 20, 2013 (the “Original Filing”). This Amendment is being filed only to include updated certifications of our principal executive officer and principal financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as required by Rule 12b-15 of the Exchange Act. This Amendment does not amend, restate or otherwise change the Company’s results of operations or financial condition as reported in the Original Filing.

No other changes have been made by this Amendment to the Original Filing. The Amendment speaks as of the date of the Original Filing, does not reflect events that may have occurred subsequent to the date of the Original Filing and does not modify or update in any way disclosures made in the Original Filing.

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
Incorporated by reference to Form 8-K filed on December 24, 2012.

10.6(a)	License Agreement dated May 12, 2010 by and between Spy Inc. (fka Orange 21 Inc.) and Rose Colored Glasses LLC	Incorporated by reference to form 10-Q filed August 16, 2010.

10.6(b)†	Amended and Restated License Agreement dated July 18, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Rose Colored Glasses LLC	Incorporated by reference to Form 10-Q/A filed on November 30, 2011.

10.7	Lease Agreement dated November 1, 2010 by and between Spy Optic Inc. (fka Orange 21 North America Inc.) and The Levine Family Trust	Incorporated by reference to Form 10-Q filed on November 15, 2010.

10.8(a)+	SPY Inc. (fka Orange 21 Inc.) Change in Control Severance Plan (effective December 8, 2010)	Incorporated by reference to Form 8-K filed on December 13, 2010.

10.8(b)+	Change in Control Severance Agreement dated December 8, 2010 between SPY Inc. (fka Orange 21 Inc.) and A. Stone Douglass	Incorporated by reference to Form 8-K filed on December 13, 2010.

10.8(c)+	Change in Control Severance Agreement dated December 8, 2010 between SPY Inc. (fka Orange 21 Inc.) and Erik Darby	Incorporated by reference to Form 8-K filed on December 13, 2010.

10.8(d)+	Amended and Restated Change in Control Severance Agreement dated October 31, 2011 by and between SPY Inc. (fka Orange 21 Inc.)and Michael Marckx	Incorporated by reference to Form 8-K filed on November 2, 2011.

10.8(e)+	Form of Change in Control Severance Agreement by and between SPY Inc. (fka Orange 21 Inc.) and Michael D. Angel	Incorporated by reference to Form 8-K filed on November 2, 2011.

10.8(f)+	Form of Change in Control Severance Agreement by and between SPY Inc. (fka Orange 21 Inc.) and Greg Hagerman	Incorporated by reference to Form 8-K filed on November 2, 2011.

10.9(a)	Stock Purchase Agreement dated February 28, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Harlingwood (Alpha), LLC	Incorporated by reference to Form 8-K filed on March 4, 2011.

10.9(b)	Registration Rights Agreement dated February 28, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Harlingwood (Alpha), LLC	Incorporated by reference to Form 8-K filed on March 4, 2011.

10.10(a)	Convertible Promissory Note Purchase Agreement among SPY Inc. (fka Orange 21 Inc.), Spy Optic Inc. (fka Orange 21 North America Inc.) and Harlingwood (Alpha), LLC	Incorporated by reference to Form 8-K filed on September 12, 2012.

10.10(b)	Promissory Note issued by Spy Optic Inc. (fka Orange 21 North America Inc.) to Harlingwood (Alpha), LLC on September 6, 2012	Incorporated by reference to Form 8-K filed on September 12, 2012.

10.10(c)	Registration Rights Agreement between SPY Inc. (fka Orange 21 Inc.) and Harlingwood (Alpha), LLC dated September 6, 2012	Incorporated by reference to Form 8-K filed on September 12, 2012.

10.10(d)	Convertible Note Purchase Agreement Among SPY Inc. (fka Orange 21 Inc.), Spy Optic Inc. (fka Orange 21 North America Inc.) and Harlingwood (Alpha), LLC on December 18, 2012	Incorporated by reference to Form 8-K filed on December 24, 2012.

10.10(e)	Promissory Note issued by Spy Optic Inc. (fka Orange 21 North America Inc.) to Harlingwood (Alpha), LLC on December 18, 2012	Incorporated by reference to Form 8-K filed on December 24, 2012.

10.10(f)	Registration Rights Agreement between SPY Inc. (fka Orange 21 Inc.) and Harlingwood (Alpha), LLC dated December 18, 2012	Incorporated by reference to Form 8-K filed on December 24, 2012.

10.11(a)+	Retainer Agreement dated April 10, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Regent Pacific Management Corporation	Incorporated by reference to Form 8-K filed on April 15, 2011.

10.11(b)+	First Amendment to Retainer Agreement dated September 20, 2011 between Regent Pacific Management Corporation and SPY Inc. (fka Orange 21 Inc.)	Incorporated by reference to Form 8-K filed on September 26, 2011.

10.12+	Executive Employment Agreement dated April 13, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Carol Montgomery	Incorporated by reference to Form 8-K filed on April 15, 2011.

10.13(a)+	Amended and Restated Executive Employment Agreement dated October 31, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Michael Marckx	Incorporated by reference to Form 8-K filed on November 2, 2011.

10.13(b)+	Amendment No. 1 to Amended and Restated Executive Employment Agreement dated December 15, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Michael Marckx	Incorporated by reference to Form 8-K filed on December 21, 2011.

10.13(c)+	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated October 16, 2012 by and between SPY Inc. (fka Orange 21 Inc.) and Michael Marckx	Incorporated by reference to Form 8-K filed on October 22, 2012.

10.13(d)+	Amendment No. 1 to Amended and Restated Change in Control Agreement dated October 16, 2012 by and between SPY Inc. (fka Orange 21 Inc.) and Michael Marckx	Incorporated by reference to Form 8-K filed on October 22, 2012.

10.14(a)+	Executive Employment Agreement dated October 31, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Michael D. Angel	Incorporated by reference to Form 8-K filed on November 2, 2011.

10.14(b)+	Amendment No. 1 to Executive Employment Agreement dated October 16, 2012 by and between SPY Inc. (fka Orange 21 Inc.) and Michael D. Angel	Incorporated by reference to Form 8-K filed on October 22, 2012.

10.14(c)+	Amendment No. 1 to Change in Control Agreement dated October 16, 2012 by and between SPY Inc. (fka Orange 21 Inc.) and Michael D. Angel	Incorporated by reference to Form 8-K filed on October 22, 2012.

10.15+	Executive Employment Agreement dated October 31, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Greg Hagerman	Incorporated by reference to Form 8-K filed on November 2, 2011.

14.1	Code of Ethics for Senior Officers	Incorporated by reference to Form 10-K filed March 31, 2005.

14.2	Code of Business Conduct	Incorporated by reference to Form 10-K filed March 31, 2005.

21.1	List of Subsidiaries	Incorporated by reference to Form 10-K filed March 20, 2013.

23.1	Consent of Mayer Hoffman McCann P.C., independent registered certified public accountants	Incorporated by reference to Form 10-K filed March 20, 2013.

31.1	Section 302 Certification of the Principal Executive Officer	Filed herewith.

31.2	Section 302 Certification of the Principal Financial Officer	Filed herewith.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	Filed herewith.

101.INS*	XBRL Instance Document	Incorporated by reference to Form 10-K filed March 20, 2013.

101.SCH*	XBRL Taxonomy Extension Schema Document	Incorporated by reference to Form 10-K filed March 20, 2013.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Incorporated by reference to Form 10-K filed March 20, 2013.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Incorporated by reference to Form 10-K filed March 20, 2013.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Incorporated by reference to Form 10-K filed March 20, 2013.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Incorporated by reference to Form 10-K filed March 20, 2013.

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

SPY Inc.

Date: November 5, 2013	By	/s/ James McGinty
James McGinty
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)