Form 10-Q
period 2013-09-30
Spy Inc.
filed 2013-11-05
CIK 932372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

As of November 1, 2013, there were 13,184,876 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

SPY INC. AND SUBSIDIARIES
FORM 10-Q

-i-

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements.  The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements."  Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our Annual Report on Form 10-K for the year ended December 31, 2012, previously filed with the Securities and Exchange Commission on March 20, 2013, which Annual Report is incorporated herein by reference.  Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.  Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
SPY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands, except number of shares and per share amounts)
	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets
Cash	$702	$818
Accounts receivable, net	6,057	5,611
Inventories, net	6,375	6,274
Prepaid expenses and other current assets	463	770
Income taxes receivable	-	16

Total current assets	13,597	13,489
Property and equipment, net	437	446
Intangible assets, net of accumulated amortization of $771 and $727 at September 30, 2013 and December 31, 2012, respectively	83	127
Other long-term assets	80	85

Total assets	$14,197	$14,147
Liabilities and Stockholders’ Deficit
Current liabilities
Lines of credit	$2,147	$4,591
Current portion of capital leases	78	49
Current portion of notes payable	16	15
Accounts payable	2,367	1,459
Accrued expenses and other liabilities	3,239	2,604

Total current liabilities	7,847	8,718
Capital leases, less current portion	109	102
Notes payable, less current portion	20	32
Notes payable to stockholders	20,856	19,078

Total liabilities	28,832	27,930
Stockholders’ deficit
Preferred stock: par value $0.0001; 5,000,000 authorized; none issued	—	—
Common stock: par value $0.0001; 100,000,000 shares authorized; 13,168,497 and 13,098,374 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1	1
Additional paid-in capital	45,132	44,403
Accumulated other comprehensive income	509	494
Accumulated deficit	(60,277)	(58,681)

Total stockholders’ deficit	(14,635)	(13,783)

Total liabilities and stockholders’ deficit	$14,197	$14,147

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net sales	$10,152	$9,886	$29,154	$27,497
Cost of sales	5,225	5,583	14,350	14,644

Gross profit	4,927	4,303	14,804	12,853
Operating expenses:
Sales and marketing	2,963	3,838	8,767	11,262
General and administrative	1,269	1,351	4,505	5,075
Shipping and warehousing	121	224	379	607
Research and development	120	112	343	364

Total operating expenses	4,473	5,525	13,994	17,308

Income (Loss) from operations	454	(1,222)	810	(4,455)
Other income (expense):
Interest expense	(745)	(637)	(2,229)	(1,676)
Foreign currency transaction gain (loss)	(12)	42	(174)	80
Other income (expense)	1	33	(4)	29

Total other expense	(756)	(562)	(2,407)	(1,567)

Loss before provision for income taxes	(302)	(1,784)	(1,597)	(6,022)
Income tax provision	—	—	—	—

Net loss	$(302)	$(1,784)	$(1,597)	$(6,022)

Net loss per share of Common Stock
Basic	$(0.02)	$(0.14)	$(0.12)	$(0.46)

Diluted	$(0.02)	$(0.14)	$(0.12)	$(0.46)

Shares used in computing net loss per share of Common Stock
Basic	13,165	13,066	13,143	13,037

Diluted	13,165	13,066	13,143	13,037

Other comprehensive income (loss)
Foreign currency translation adjustment	$(225)	$(125)	$(132)	$34
Unrealized gain (loss) on foreign currency exposure of net investment in foreign operations	246	141	148	(45)

Total other comprehensive income (loss)	21	16	16	(11)

Comprehensive loss	$(281)	$(1,768)	$(1,581)	$(6,033)

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
Operating Activities
Net loss	$(1,597)	$(6,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	236	382
Paid-in-kind interest	1,778	1,290
Share-based compensation	640	543
Non-cash board of directors fees	82	52
Provision for doubtful accounts	169	87
Impairment of property and equipment	9	7
Foreign currency transaction loss (gain)	16	(12)
Amortization of debt discount	79	15
Change in operating assets and liabilities:
Accounts receivable, net	(615)	(1,353)
Inventories, net	(101)	(1,446)
Prepaid expenses and other current assets	227	(100)
Other assets	6	(26)
Accounts payable	908	1,034
Accrued expenses and other liabilities	635	1,430
Income taxes payable/receivable	17	(15)

Net cash provided by (used in) operating activities	2,489	(4,134)
Investing Activities
Purchases of property and equipment	(89)	(143)
Purchases of intangibles	-	(71)
Proceeds from sale of property and equipment	-	4

Net cash used in investing activities	(89)	(210)
Financing Activities
Line of credit borrowings (repayments), net	(2,444)	2,094
Principal payments on secured notes payable	(11)	(503)
Proceeds from issuance of notes payable to stockholder	-	3,000
Principal payments on capital leases	(68)	(48)
Proceeds from exercise of stock options	7	26

Net cash provided by (used in) financing activities	(2,516)	4,569
Effect of exchange rate changes on cash	—	1

Net increase (decrease) in cash	(116)	226
Cash at beginning of period	818	727

Cash at end of period	$702	$953

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$224	$379
Income taxes	$—	$22
Summary of non-cash financing and investing activities:
Accrued board of directors fees paid in fully vested non-restricted stock awards	$82	$122
Accrued paid-in kind interest to notes payable reclass	$—	$233
Acquisition of property and equipment through capital leases	$103	$—

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Liquidity

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

Capital Resources

           The Company incurred significant negative cash flow from operations, operating and net losses, and had significant working capital requirements during and prior to the year ended December 31, 2012.  During the nine months ended September 30, 2013, the Company had positive cash flow from operations principally as a result of a significant reduction in operating expenses and increases in gross profit.   However, the Company anticipates that it will continue to have ongoing cash requirements to finance its seasonal and ongoing working capital needs and net losses.

           In order to finance the Company's net losses and working capital requirements, the Company has relied and anticipates that it will continue to rely on SPY North America’s credit line with BFI Business Finance (“ BFI ”) (the “ BFI Line of Credit ”) and its credit facilities with Costa Brava Partnership III, L.P. (“ Costa Brava ”).  In addition, SPY North America has relied on debt and equity financing from Harlingwood (Alpha), LLC (“ Harlingwood ”).  Costa Brava and Harlingwood are related parties.  The total outstanding indebtedness of the Company was $20.8 million and $23.9 million at September 30, 2013 and December 31, 2012 respectively.  (See Note 7 “ Short-Term Debt ”, Note 8  "Long-Term Debt" and Note 11  "Related Party Transactions")

The Company believes it will have sufficient cash on hand and cash available under existing credit facilities to enable the Company to meet its operating requirements for at least the next twelve months, if the Company is able to achieve some or a combination of the following factors: (i) achieve its desired sales growth, (ii) continue the improvements in the management of working capital, and (iii) continue to manage and operate the Company at reduced levels of sales, marketing, general and administrative, and other operating expenses.  However, the Company will need to continue to access its existing credit facilities during the next twelve months to support its planned operations and working capital requirements, and intends to (i) continue to borrow, to the extent available, from the BFI Line of Credit, (ii) increase the level of outstanding principal due to Costa Brava by borrowing up to the maximum amount available, including through the ongoing deferral of interest payments which otherwise would have been payable to Costa Brava periodically, provided, in each case, that they remain available and on terms acceptable to the Company, and (iii) if necessary, may need to raise additional capital through debt or equity financings.

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
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Thousands)		(Thousands)
Weighted average common shares outstanding – basic	13,165	13,066	13,143	13,037
Assumed conversion of dilutive stock options, warrants and convertible debt	—	—	—	—
Weighted average common shares outstanding – dilutive	13,165	13,066	13,143	13,037

 The following potentially dilutive instruments were not included in the diluted per share calculation for the periods presented as their inclusion would have been antidilutive:
	Three Months Ended September 30,		Nine Months Ended September 30,
Shares Issuable through Exercise or Conversion of:	2013	2012	2013	2012
	(Thousands)		(Thousands)
Stock options	3,122	2,864	3,122	2,864
Warrants	244	244	244	244
Convertible debt	2,203	1,720	2,203	1,720

Total	5,569	4,828	5,569	4,828

4.  Accumulated Other Comprehensive Income

 Accumulated other comprehensive income represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive income.

 The components of accumulated other comprehensive income, net of tax, are as follows:

	September 30, 2013	December 31, 2012
	(Thousands)
Equity adjustment from foreign currency translation	$382	$515
Unrealized gain (loss) on foreign currency exposure of net investment in foreign operations	127	(21)

Accumulated other comprehensive income	$509	$494

5.  Accounts Receivable

    Accounts receivable consisted of the following:
	September 30, 2013	December 31, 2012
	(Thousands)
Trade receivables	$8,176	$7,488
Less allowance for doubtful accounts	(338)	(305)
Less allowance for returns	(1,781)	(1,572)

Accounts receivable, net	$6,057	$5,611

6.  Inventories

    Inventories consisted of the following:
	September 30, 2013	December 31, 2012
	(Thousands)
Raw materials	$6	$13
Finished goods	6,845	6,892
Less allowance for excess and obsolete inventory	(476)	(631)
Inventories, net	$6,375	$6,274

7.  Short-Term Debt

SPY North America has a Loan and Security Agreement with BFI with a maximum borrowing limit of $7.0 million.  The maximum availability was $4.8 million and $5.7 million at September 30, 2013 and December 31, 2012, respectively, of which SPY North America had borrowed $2.2 million and $4.6 million, respectively, as of those dates. The BFI Line of Credit renews annually in February for one additional year unless otherwise terminated by either SPY North America or BFI. The Company had $2.6 million and $1.1 million in unused availability as of September 30, 2013 and December 31, 2012, respectively.

 Actual borrowing availability under the BFI Line of Credit is based on eligible trade receivable and inventory levels of SPY North America, subject to the following limitations: (i) up to 80% of eligible United States accounts receivable, (ii) 80% of eligible Canadian receivables, and (iii) 40% of eligible United States inventory, provided, however, such amount does not exceed 50% of eligible United States and Canadian accounts receivable and does not exceed the maximum inventory borrowing range limits of $1.5 million to $2.0 million, depending on seasonality.  Borrowings under the BFI Line of Credit bear interest at a rate per annum equal to the prime rate as reported in the Western Edition of The Wall Street Journal from time to time plus 2.5%, with a minimum monthly interest charge of $2,000. The interest rate was 5.75% per annum at September 30, 2013. The Company and SPY North America granted BFI a security interest in substantially all of SPY North America’s assets, and substantially all of the Company’s accounts receivable and inventories to secure BFI’s position under the BFI Line of Credit.  Additionally, the obligations under the BFI Line of Credit are guaranteed by SPY Inc.

 The BFI Line of Credit imposes certain covenants on SPY North America, including, but not limited to, covenants requiring SPY North America to provide certain periodic reports to BFI, to inform BFI of certain changes in the business, to refrain from incurring additional debt in excess of $100,000 and to refrain from paying dividends.  The BFI Line of Credit also contains cross default provisions. BFI may declare SPY North America in default if SPY North America experiences a material adverse change in its business, financial condition, or in its ability to perform the obligations owed under the BFI Line of Credit.  BFI’s prior consent, which BFI will not unreasonably withhold, is required in the event that SPY North America seeks additional debt financing, including debt financing subordinate to BFI.  SPY North America has also established bank accounts in BFI’s name in the United States and Canada into which collections on accounts receivable and other collateral are deposited (the “Collateral Accounts”).  Pursuant to the deposit control account agreements between BFI and SPY North America, BFI is entitled to sweep all amounts deposited into the Collateral Accounts and apply the funds to outstanding obligations under the BFI Line of Credit; provided that BFI is required to distribute to SPY North America any amounts remaining after payment of all amounts due under the BFI Line of Credit.  SPY North America was in compliance with all covenants under the BFI Line of Credit at September 30, 2013.

8.  Long-Term Debt

 Costa Brava Term Note

 SPY North America issued a promissory note to Costa Brava in the principal amount of $7.0 million (“Costa Brava Term Note”), which amount was outstanding at September 30, 2013 and December 31, 2012 (excluding Accrued PIK Interest, as defined below, of $1.9 million and $1.2 million, respectively).  The Costa Brava Term Note was amended in May 2013 to extend the due date from April 1, 2014 to April 1, 2015.  This amendment was accounted for as a modification of debt, in accordance with authoritative guidance.  The Costa Brava Term Note is subordinate to the BFI Line of Credit, pursuant to the terms of a debt subordination agreement between Costa Brava and BFI.

 Interest attributable to the Costa Brava Term Note accrues daily at a rate equal to 12% per annum.  On January 1, 2012, SPY North America began paying monthly interest payments in kind, as an addition to the outstanding principal amount due, rather than making interest payments in cash (“Accrued PIK Interest”).  The Costa Brava Term Note also requires that SPY North America pay a facility fee equal to 1% of the outstanding principal amount in cash (without giving effect to the Accrued PIK Interest) annually on December 31, and on the revised maturity date. As of September 30, 2013, the company had approximately $52,000 in accrued expenses and other liabilities related to the 1% annual facility fee due to Costa Brava.

 During the term of the Costa Brava Term Note, Costa Brava may, at its discretion, convert up to $2,250,000 of the principal amount of the Costa Brava Term Note (excluding the Accrued PIK Interest) into shares of the Company’s common stock at a conversion price of $2.25 per share. (See Note 11 “Related Party Transactions”).

 Costa Brava Line of Credit

 SPY North America has an additional $9.0 million line of credit from Costa Brava (“Costa Brava Line of Credit”) of which $8.5 million was outstanding at September 30, 2013 and December 31, 2012 (excluding Accrued PIK Interest of $1.8 million and $0.9 million, respectively).  The Costa Brava Line of Credit was amended in May 2013 to: (i) extend the due date from April 1, 2014 to April 1, 2015 and (ii) to reduce Costa Brava’s maximum line of credit commitment from $10.0 million to $9.0 million.  This amendment was accounted for as a modification of debt, in accordance with authoritative guidance.  The Costa Brava Line of Credit is subordinate to BFI Line of Credit, pursuant to the terms of a debt subordination agreement between Costa Brava and BFI.

 Interest on the outstanding borrowings under the Costa Brava Line of Credit accrues daily at a rate equal to 12% per annum.  On January 1, 2012, SPY North America began paying monthly interest payments in kind, as an addition to the outstanding principal amount due, rather than making interest payments in cash.  Monthly interest accrued prior to January 1, 2012 was paid in cash.

           In addition, the Costa Brava Line of Credit, as amended, requires that SPY North America pay a facility fee as of June 21 of each year and on the revised maturity date of April 1, 2015, calculated as the lesser of (i) 1% of the average daily outstanding principal amount owed under the note (excluding Accrued PIK Interest) for the 365 day period ending on such payment date or (ii) $90,000.  In July 2013, the company paid a facility fee of approximately $82,000 to Costa Brava under this Line of Credit and had approximately $23,000 in accrued expenses and other liabilities related to this Line of Credit as of September 30, 2013.

 Costa Brava Loans

 The total outstanding borrowings under all credit facilities entered into with Costa Brava at September 30, 2013 and December 31, 2012 was $15.5 million (excluding $3.7 million and $2.1 million of Accrued PIK Interest, respectively).  The Costa Brava Term Loan and Costa Brava Line of Credit are pari passu with respect to the rights and preferences of the Harlingwood Notes (defined below).

 Harlingwood Convertible Debt

 In 2012, SPY North America entered into convertible note purchase agreements with Harlingwood under which SPY North America issued two promissory notes to Harlingwood in the principal amounts of $1.0 million and $0.5 million (“Harlingwood Notes”).  Total outstanding borrowings under the Harlingwood Notes at September 30, 2013 and December 31, 2012 were $1.5 million (excluding Accrued PIK Interest of $0.2 million and less than $0.1 million, respectively).  The Harlingwood Notes were amended in May 2013 to extend the due date from April 1, 2014 to April 1, 2015.  This amendment was accounted for as a modification of debt, in accordance with authoritative guidance.  The Harlingwood Notes are subordinate to the amounts owed by SPY North America under the BFI Line of Credit, pursuant to the terms of a debt subordination agreement between Harlingwood and BFI.

 The Harlingwood Notes accrue interest at the rate of 12% per annum.  Such interest is required to be paid in kind and may not be paid in cash until the revised maturity date.

The $1.0 million promissory note requires a facility fee equal to the lesser of $10,000 or 1% of the average daily outstanding principal amount due under the Harlingwood Notes (without giving effect to the Accrued PIK Interest).   SPY North America paid $20,000 to Harlingwood for initial aggregate facility fees in 2012.  Facility fees are due in advance on the respective anniversary date of the $1.0 million promissory note until maturity.  The $0.5 million promissory note has a facility fee of $10,000, which was paid at the inception of the note. The Company paid $10,000 to Harlingwood in September 2013 related to this facility fee on the $1.0 million promissory note.

 The principal amount due under the Harlingwood Notes (including Accrued PIK Interest) is convertible into shares of the Company’s common stock at $1.40 per share, subject to adjustment for stock splits or stock dividends.  The Harlingwood Notes contain standard representations, warranties and reporting requirements that are customary for financings of this type, and cross default provisions with respect to the Costa Brava indebtedness.  SPY North America was in compliance with all covenants under the Harlingwood Notes at September 30, 2013. The Harlingwood Notes are pari passu with the respect to the rights and preferences of Costa Brava Term Note and Costa Brava Line of Credit.  (See Note 11 “Related Party Transactions”).

 Long-Term Debt

 Notes payable at September 30, 2013 consist of the following:

(Thousands)
Costa Brava Term Loan (subordinated debt, of which up to $2.25 million is convertible into shares of common stock at a conversion price of $2.25 per share)	$8,897
Costa Brava Line of Credit (subordinated debt)	10,274
Harlingwood Notes (subordinated convertible debt, all of which is convertible into shares of common stock at a conversion price of $1.40 per share )	1,685
Secured note payable for vehicle purchases, 4.69% interest rate with monthly payments of $1,400 due through December 2015, secured by vehicles	36
Subtotal	20,892
Less current portion	16

Notes payable, less current portion	$20,876

9.  Fair Value of Financial Instruments

 The Company’s financial instruments include cash, accounts receivable and payable, short-term borrowings, accrued liabilities, other short-term liabilities, capital leases, notes payable and related party debt.  The carrying amount of these instruments approximates fair value because of their short-term nature.  The carrying value of the Company’s long-term debt, including the current portion approximates fair value as of September 30, 2013.

10.  Share-Based Compensation

 Stock Option Activity
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(Thousands)
Options outstanding at December 31, 2012	2,691,633	$1.86
Granted	740,000	1.30
Exercised	(10,000)	0.65
Expired	(71,666)	1.56
Forfeited	(228,332)	1.68

Options outstanding at September 30, 2013	3,121,635	$1.76	7.53	$578

Options exercisable at September 30, 2013	1,814,140	$2.00	6.42	$389

 Intrinsic value is defined as the difference between the relevant current market value of the Company’s common stock and the grant price for options with exercise prices less than the market values on such dates.  During the three and nine months ended September 30, 2013, there were 0 and 10,000 stock options exercised.  The Company received cash proceeds of $6,500 related to the stock options exercised in 2013. During the three months and nine months ended September 30, 2012, the Company received cash proceeds from the exercise of stock options of approximately $0 and $26,000, respectively.

 During the nine months ended September 30, 2013, the Company modified 276,667 options in connection with the resignation of two members of the board of directors and one officer.  The modifications, which resulted in an extension of the term that the board members and officer are allowed to exercise stock options, resulted in approximately $152,000 of incremental share-based compensation expense during the nine month period ended September 30, 2013, which excludes an offset of approximately $30,000 related to forfeited officer stock options.

 The weighted-average estimated fair value of employee stock options granted during the three and nine months ended September 30, 2013 was $0.77 and $0.80, respectively. The weighted-average estimated fair value of employee stock options granted during the three and nine months ended September 30, 2012 was $0.79 and $0.98, respectively.

 Restricted Stock Award Activity

 The Company periodically issues restricted stock awards to certain directors and key employees, subject to certain vesting requirements based on future service.  Fair value is calculated using the Black-Scholes option-pricing valuation model (single option approach).  There was no restricted stock award activity during the three and nine months ended September 30, 2013. However, the Company awarded 23,607 fully vested, non-restricted shares at a $1.20 weighted-average grant date fair value during the three months ended September 30, 2013.  The Company awarded 60,123 fully vested, non-restricted shares at a $1.37 weighted-average grant date fair value during the nine months ended September 30, 2013. These shares were issued to certain members of the Company’s board of directors in lieu of cash payment for quarterly board fees.  The expense related to these shares was $28,000 and $82,000 during the three and nine months ended September 30, 2013, respectively, and was recorded in general and administrative expense.

 The Company recognized the following share-based compensation expense during the three and nine months ended September 30, 2013 and 2012:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Thousands)		(Thousands)
Stock options
General and administrative expense	$114	$40	$498	$280
Cost of sales	6	3	17	10
Selling and marketing	32	156	112	239
Shipping and warehouse	1	1	3	3
Research and development	4	5	10	11
Total share-based compensation for stock options	157	205	640	543

Restricted stock
General and administrative expense (Board of Directors fees in lieu of cash payments)	28	26	82	52
Total share-based compensation for restricted stock	28	26	82	52

Total Share-based compensation expense	$185	$231	$722	$595

 Total unrecognized share-based compensation expense for outstanding stock option awards at September 30, 2013 is approximately $0.7 million, which will be recognized over a weighted average remaining life of 1.68 years.

11.  Related Party Transactions

 Promissory Notes with Shareholder, Costa Brava

    See Note 8 “Long-Term Debt” to the Consolidated Financial Statements regarding promissory notes held by Costa Brava, an entity that owned, at September 30, 2013, approximately 48.2%, or 51.8% on an as converted basis, of the Company’s common stock.  The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava.

    The total outstanding borrowings under all promissory notes the Company has entered into with Costa Brava at September 30, 2013 and December 31, 2012 was $19.2 million (including $3.7 million Accrued PIK Interest) and $17.6 million (including $2.1 million Accrued PIK Interest), respectively.

 Convertible Notes with Shareholder, Harlingwood

    See Note 8, “Long-Term Debt” to the Consolidated Financial Statements regarding $1.5 million in total promissory notes held by Harlingwood, an entity that owned, at September 30, 2013, approximately 5.4%, or 13.3% on an as converted basis, of the Company’s common stock.  Mr. Fir Geenen, a member of the Company’s Board of Directors is the manager of a limited liability company that manages Harlingwood.

    The total outstanding borrowings under all promissory notes issued by the Company to Harlingwood at September 30, 2013 and December 31, 2012 was $1.7 million (including $0.2 million Accrued PIK Interest) and $1.5 million (including less than $0.1 million Accrued PIK Interest), respectively.

12.  Commitments and Contingencies

 LEM Purchase Commitments

    In January 2006, the Company acquired one of its manufacturers, LEM S.r.l. (“LEM”), and, on December 31, 2010, sold 90% of the capital stock of LEM.  In connection with the sale of LEM, the Company and LEM entered into a long-term supply agreement wherein the Company became obligated to make certain inventory purchases from LEM.  As of December 31, 2012, the remaining purchase commitment (to be spread evenly over the four quarters of 2013) was €452,235 (US$579,584).  As of September 30, 2013, the remaining purchase commitment was €113,059 (US$152,856), and on that date the Company had non-cancellable open purchase orders to LEM of approximately €247,999 (US$335,295), for which it anticipates delivery prior to December 31, 2013.

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

    The Company also leases approximately 6,500 square feet of a facility in Varese, Italy with monthly lease payments effective March 2013 of €1,500 per month.  The lease expires in March 2019, and requires a nine month notice period in the event the Company decides to terminate the lease prior to its expiration date.  In addition, the Company leases an office space totaling approximately 400 square feet in Vancouver, Canada at a monthly rate of CN$1,352 (approximately US$1,284).  The Company also leases certain computer equipment and vehicles.

    Total rent expense was approximately $106,000 and $111,000 for the three months ended September 30, 2013 and 2012, respectively. Total rent expense was approximately $307,000 and $333,000 for the nine months ended September 30, 2013 and 2012, respectively.

    Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

(Thousands)
Year Ending December 31,
2013 remaining payments	$101
2014	387
2015	390
2016	397
2017	408
Thereafter	832

Total	$2,515

 Capital Leases

 Future minimum lease payments under capital leases at September 30, 2013 are as follows:

(Thousands)
Year Ending December 31,
2013 remaining payments	$21
2014	80
2015	81
2016	22
Total minimum lease payments	204
Amount representing interest	(17)

Present value of minimum lease payments	187
Less current portion	78

Noncurrent portion	$109

 Athlete Contracts

 At September 30, 2013, the Company has entered into endorsement contracts with certain athletes to actively wear and endorse the Company’s products.  Payments under these contracts total approximately $225,000, $366,000, $75,000 and $28,000 in 2013, 2014, 2015 and 2016, respectively, and may include additional performance-based incentives and/or product-specific sales incentives.  At September 30, 2013, the Company also had pending endorsement contracts with athletes to actively wear and endorse the Company’s products, with payments totaling approximately $32,000 and $32,000 in 2014 and 2015, respectively.

 Litigation

 From time to time the Company may be party to lawsuits in the ordinary course of business.  The Company is not currently a party to any material legal proceedings, which it believes will have a material adverse impact on its financial position.

13.  Operating Segments and Geographic Information

 Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance.  The Company designs, produces and distributes sunglasses, snow and motocross goggles, optical eyewear, and branded apparel and accessories for the action sports, snow sports and lifestyle markets.

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
	North America (U.S. and Canada)	International (Europe, Asia Pacific And Latin America)	Consolidated
	(Thousands)	(Thousands)	(Thousands)

	Three Months Ended September 30, 2013
Net sales	$8,081	$2,071	$10,152

	Three Months Ended September 30, 2012
Net sales	$8,261	$1,625	$9,886

	North America (U.S. and Canada)	International (Europe, Asia Pacific And Latin America)	Consolidated
	(Thousands)	(Thousands)	(Thousands)

	Nine Months Ended September 30, 2013
Net sales	$25,404	$3,750	$29,154

	Nine Months Ended September 30, 2012
Net sales	$24,488	$3,009	$27,497

	September 30, 2013	December 31, 2012
	(Thousands)
Tangible long-lived assets:
U.S. and Canada	$437	$446
Europe and Asia Pacific	-	-

Total	$437	$446

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements.  The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements."  Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our Annual Report on Form 10-K for the year ended December 31, 2012, previously filed with the Securities and Exchange Commission on March 20, 2013, which Annual Report is incorporated herein by reference.  Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.  Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Our Products and Target Markets

    We have a happy disrespect for the usual way of looking (at life) and this helps drive our innovative design, marketing and distribution of premium products, especially eyewear for youth minded people who love to be outside doing what makes them feel most alive and happy. We feel a primary strength is our ability to create distinctive products that embody our unique and irreverent point of view, and this has helped us become what we believe is one of the most recognizable action sports brands in the world, with a twenty-year heritage in surfing, motocross, snowboarding, cycling, skateboarding, snow skiing, motorsports, wakeboarding, multi-sports and mountain biking. Our position as a premier brand is underscored by the development of innovative, proprietary, performance-based products with quality materials and lens technologies that have a definitive styling along with an incredible value proposition. Our core products – sunglasses, goggles and prescription frames – marketed under the SPY®  brand have allowed us to develop collaborations with important multi-store action sports, sporting goods, sunglass specialty and lifestyle retailers in North America and other strategically-selected, individually owned-and-operated specialty retailers worldwide.

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

    SPY’s newest product innovation is the Happy Lens™, which is a patent-pending proprietary technology that was developed over the course of the last two years and released in February of 2013.  We believe the Happy Lens™ enjoyed a successful initial pre-launch marketing and promotion campaign during the fall of 2012, which was followed by strong initial sales of the collection during the first nine months of 2013. We believe it is the natural product extension of the happy and irreverent SPY® brand positioning and we anticipate that it will be an increasingly more important part of the SPY® collection moving forward.

Results of Operations

Comparison of Three Months Ended September 30, 2013 to the Three Months Ended September 30, 2012

    Net Sales

    Consolidated net sales increased by $0.3 million or 3% to $10.2 million for the three months ended September 30, 2013 from $9.9 million for the three months ended September 30, 2012.

    Sales of our SPY® brand products increased by $0.3 million or 3% to $10.2 million during the three months ended September 30, 2013, compared to $9.8 million for the three months ended September 30, 2012.  A significant portion of the SPY® sales growth was from sales of our goggle product line, driven primarily by the seasonality of our snow goggles, and our optical eyewear product line. SPY® sales amounts included approximately $0.6 million and $0.8 million of sales during the three months ended September 30, 2013 and September 30, 2012, respectively, which were considered to be closeouts, defined as (a) older styles not in the current product offering or (b) the sales of certain excess inventory of current products sold at reduced pricing levels.

    There were no sales of licensed brands (O’Neill®, Melodies by MJB® and Margaritaville®) during the three months ended September 30, 2013, compared to $0.1 million during the three months ended September 30, 2012.  All sales of licensed brands during the three months ended September 30, 2012 were considered to be closeout sales based on our decision during 2011 to cease making purchases of licensed brand inventory.  We sold all of our brand products by March 31, 2013 and will have no sales of any of these licensed brand products in the future.

    Sunglass and optical sales represented approximately 56% and 64% of net sales during the three months ended September 30, 2013 and 2012, respectively.  Goggle sales represented approximately 43% and 35% of net sales during the three months ended September 30, 2013 and 2012, respectively.  Apparel and accessories represented approximately 1% of net sales during each of the three months ended September 30, 2013 and 2012, respectively.  Sales to customers in North America represented 80% and 84% of total net sales for the three months ended September 30, 2013 and 2012, respectively.  Sales to international customers (excluding Canada) represented 20% and 16% of total net sales for the three months ended September 30, 2013 and 2012, respectively.

    Gross Profit

    Our consolidated gross profit increased by $0.6 million or 15% to $4.9 million for the three months ended September 30, 2013 from $4.3 million for the three months ended September 30, 2012, primarily attributable to the sales increase at a higher gross profit as a percent of sales in 2013, as discussed below.

    Gross profit as a percentage of net sales was 49% for the three months ended September 30, 2013, compared to 44% for the three months ended September 30, 2012.  The increase in our gross profit as a percent of net sales during the three months ended September 30, 2013 compared to the same period in 2012 was primarily due to: (i) improved overall sales mix of our higher margin products; (ii) a higher percentage of lower cost inventory purchases from China; (iii) lower overhead as a percentage of sales partially due to the consolidation of our European distribution center to North America; and (iv) lower sales of closeout products at reduced price levels.

    Sales and Marketing Expense

    Sales and marketing expense decreased by $0.9 million or 23% to $3.0 million for the three months ended September 30, 2013 from $3.8 million for the three months ended September 30, 2012.  The decrease is principally attributable to: (i) a $0.3 million decrease in advertising, public relations, marketing events, and related marketing costs; (ii) a $0.6 million decrease in sales and marketing salary and travel related expenses primarily for reductions in headcount.

    General and Administrative Expense

    General and administrative expense decreased by $0.1 million or 6% to $1.3 million for the three months ended September 30, 2013 from $1.3 million for the three months ended September 30, 2012.  The decrease is primarily due to lower general corporate matters and legal fees.

    Shipping and Warehousing Expense

    Shipping and warehousing expense decreased by $0.1 million or 46% to $0.1 million for the three months ended September 30, 2013 from $0.2 million for the three months ended September 30, 2012.  The decrease was primarily due to a decrease in employee related costs driven by lower head count.

    Research and Development Expense

    Research and development expense was essentially unchanged at $0.1 million for the three months ended September 30, 2013 from $0.1 million for the three months ended September 30, 2012.

    Restructure

    During the third quarter of 2012, we decided to take certain restructuring actions including (i) reducing the number of our employees, substantially all of which occurred during the second half of 2012, (ii) changing the direct portion of our European business into a distribution model, and (iii) reducing anticipated spending for our marketing programs.  These actions were intended to reduce spending and the level of our sales required to break even on an operating basis, and substantial contributing factors to our lower operating expenses during the three months ended September 30, 2013.  Total operating expenses were lower by $1.1 million or 19% to $4.5 million for the three months ended September 30, 2013, compared to $5.5 million during the three months ended September 30, 2012.

    Other Net Expense

    Other net expense was $0.8 million for the three months ended September 30, 2013 compared to other net expense of $0.6 million for the three months ended September 30, 2012.  The difference was primarily due to increased interest expense as a result of increased borrowings from Costa Brava and Harlingwood during 2012 partially offset by lower average borrowings from BFI during 2013.  Beginning on January 1, 2012, the interest expense attributable to Costa Brava and Harlingwood borrowings was paid as Accrued PIK Interest, rather than in cash, resulting in an increase to the outstanding principal balances due to Costa Brava and Harlingwood.

    Income Tax Provision

    Income tax expense was zero for the three months ended September 30, 2013 and 2012, respectively.  We have recorded a full valuation allowance for deferred tax assets both in the U.S. and in Italy at September 30, 2013 and 2012.  The effective tax rate for the three months ended September 30, 2013 and 2012 was less than 1% in both periods.

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

Comparison of Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012

    Net Sales

    Consolidated net sales increased by $1.7 million or 6% to $29.2 million for the nine months ended September 30, 2013 from $27.5 million for the nine months ended September 30, 2012.

    Sales of our SPY® brand products increased by $2.0 million or 8% to $29.1 million during the nine months ended September 30, 2013, compared to $27.1 million for the nine months ended September 30, 2012.  A significant portion of the SPY® sales growth was from sales of sunglasses into our North American optical and international channels, and from our goggle product lines, primarily driven by our seasonal snow goggle business.  SPY® sales amounts included approximately $2.0 million of sales during the nine months ended September 30, 2013 and September 30, 2012, respectively, which were considered to be closeouts, defined as (a) older styles not in the current product offering or (b) the sales of certain excess inventory of current products sold at reduced pricing levels.

    Sales of licensed brands (O’Neill®, Melodies by MJB® and Margaritaville®) were less than $0.1 during the nine months ended September 30, 2013, compared to $0.4 million during the nine months ended September 30, 2012.  All sales of licensed brands during the nine months ended September 30, 2013 and 2012 were considered to be closeout sales based on our decision during 2011 to cease making purchases of licensed brand inventory.  We sold all of our licensed brand products by March 31, 2013 and will have no sales of licensed brand products in the future.

    Sunglass and optical sales represented approximately 79% and 81% of net sales during the nine months ended September 30, 2013 and 2012, respectively.  Goggle sales represented approximately 20% and 18% of net sales during the nine months ended September 30, 2013 and 2012, respectively.  Apparel and accessories represented approximately 1% of net sales during each of the nine months ended September 30, 2013 and 2012, respectively.  Sales to customers in North America represented 87% and 90% of total net sales for the nine months ended September 30, 2013 and 2012, respectively.  Sales to international customers (excluding Canada) represented 13% and 10% of total net sales for the nine months ended September 30, 2013 and 2012, respectively.

    Gross Profit

    Our consolidated gross profit increased by $2.0 million or 15% to $14.8 million for the nine months ended September 30, 2013 from $12.9 million for the nine months ended September 30, 2012, primarily attributable to the sales increase at a higher gross profit as a percent of sales in 2013, as discussed below.

    Gross profit as a percentage of net sales was 51% for the nine months ended September 30, 2013, compared to 47% for the nine months ended September 30, 2012.  The increase in our gross profit as a percent of net sales during the nine months ended September 30, 2013 compared to the same period in 2012 was primarily due to: (i) improved overall sales mix of our higher margin products partially due to increased levels of sales into optical channels; (ii) a higher percentage of lower cost inventory purchases from China; (iii) the negative effect of higher sales of lower gross margin licensed brand products in 2012 compared to 2013; and (iv) lower overhead as a percentage of sales partially due to the consolidation of our European distribution center to North America.

    Sales and Marketing Expense

    Sales and marketing expense decreased by $2.5 million or 22% to $8.8 million for the nine months ended September 30, 2013 from $11.2 million for the nine months ended September 30, 2012.  The decrease is principally attributable to: (i) a $1.5 million decrease in advertising, public relations, marketing events, and related marketing costs; (ii) a $0.7 million decrease in sales and marketing salary and travel related expenses primarily for reductions in headcount.

    General and Administrative Expense

    General and administrative expense decreased by $0.6 million or 11% to $4.5 million for the nine months ended September 30, 2013 from $5.0 million for the nine months ended September 30, 2012.  The decrease was primarily due to a reduction in expense related to employee related costs driven by lower headcount, general corporate matters and legal fees.  The decrease is partially offset by increased expenses during the nine months ending September 30, 2013 of $0.4 million related to: (i) a modification in the vesting period of certain stock options in connection with the resignation of two members of the board of directors which aggregated $0.1 million; and (ii) severance costs of $0.3 million attributable to an officer resignation.

    Shipping and Warehousing Expense

    Shipping and warehousing expense decreased by $0.2 million or 38% to $0.4 million for the nine months ended September 30, 2013 from $0.2 million for the nine months ended September 30, 2012.  The decrease was primarily due to a decrease in employee related costs.

    Research and Development Expense

    Research and development expense decreased by $0.1 million or 6% to $0.3 million for the nine months ended September 30, 2013 from $0.4 million for the nine months ended September 30, 2012. The $0.1 million decrease is primarily due to lower use of outside consultants during 2013.

    Restructure

    During the third quarter of 2012, we decided to take certain restructuring actions including (i) reducing the number of our employees, substantially all of which occurred during the second half of 2012, (ii) changing the direct portion of our European business into a distribution model, and (iii) reducing anticipated spending for our marketing programs.  These actions were intended to reduce spending and the level of our sales required to break even on an operating basis, and substantial contributing factors to our lower operating expenses during the nine months ended September 30, 2013.  Total operating expenses were lower by $3.3 million or 19% to $14.0 million for the nine months ended September 30, 2013, compared to $17.3 million during the nine months ended September 30, 2012.

    Other Net Expense

    Other net expense was $2.4 million for the nine months ended September 30, 2013 compared to other net expense of $1.6 million for the nine months ended September 30, 2012.  The difference was primarily due to increased interest expense as a result of increased borrowings from Costa Brava and Harlingwood during 2012 partially offset by lower average borrowings from BFI during 2013.  Beginning on January 1, 2012, the interest expense attributable to Costa Brava and Harlingwood borrowings was paid as Accrued PIK Interest, rather than in cash, resulting in an increase to the outstanding principal balances due Costa Brava and Harlingwood.

    Income Tax Provision

    Income tax expense was zero for the nine months ended September 30, 2013 and 2012, respectively.  We have recorded a full valuation allowance for deferred tax assets both in the U.S. and in Italy at September 30, 2013 and 2012.  The effective tax rate for the nine months ended September 30, 2013 and 2012 was less than 1% in both periods.

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

    Cash on hand at September 30, 2013 was $0.7 million.  At September 30, 2013, we had a total of $23.2 million in debt under all lines of credit, capital leases and notes payable, of which $2.2 million was classified as short-term liabilities and $21.0 million was classified as long-term liabilities in the Company's Consolidated Balance Sheet.  Our primary debt arrangements as of September 30, 2013 are further described below in Short-Term Debt and Long-Term Debt.

    Future Capital Requirements and Resources

    We incurred significant negative cash flow from operations, operating and net losses and significant working capital requirements during and prior to the year ended December 31, 2012.  During the nine months ended September 30, 2013, we had positive cash flow from operations principally as a result of a significant reduction in operating expenses and increases in gross profit.  However, the Company anticipates that it will continue to have ongoing cash requirements to finance its seasonal and ongoing working capital requirements and net losses.

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

    We believe that we will have sufficient cash on hand and cash available under existing credit facilities to enable us to meet our operating requirements for at least the next twelve months, if we are able to achieve some or a combination of the following: (i) achieve our desired sales growth and gross margin improvement, (ii) continue the improvements in the management of our working capital, and (iii) continue to manage and operate at reduced levels of our sales, marketing, general and administrative, and other operating expenses.  However, we will need to continue to access our existing credit facilities during the next twelve months to support our planned operations and working capital requirements, and intend to: (i) continue to borrow, to the extent available, from the BFI Line of Credit, (ii) increase the level of our outstanding principal due to Costa Brava by borrowing up to the maximum amount available, including through the ongoing deferral of interest payments which otherwise would have been payable to Costa Brava periodically provided, in each case, that they remain available and on terms acceptable to us, and (iii) if necessary, we may need to raise additional capital through debt or equity financings.

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

    Cash provided by operating activities for the nine months ended September 30, 2013 was $2.5 million, which consisted of a net loss of $1.6 million, adjustments for aggregate non-cash items of $3.0 million (primarily Accrued PIK Interest of $1.8 million, share-based compensation of $0.6 million, depreciation and amortization of $0.2 million and others of $0.4 million) and an aggregate $1.1 million provided by working capital.  Working capital changes include sources of cash of $1.1 million primarily from: (i) a net increase of $1.5 million in the net amount of accounts payable and accrued expenses primarily due to the timing of payments made for inventory purchases; (ii) $0.3 million from lower prepaid expenses and other current assets. The sources of cash from working capital were partially offset by uses of cash from working capital of $0.7 million primarily related to increased accounts receivable of $0.6 million due to the increased level of sales attributable to growth and seasonality.

    Cash used in operating activities for the nine months ended September 30, 2012 was $4.1 million, which consisted of a net loss of $6.0 million, adjustments for aggregate non-cash items of $2.4 million (primarily Accrued PIK Interest of $1.3 million, share-based compensation of $0.5 million, depreciation and amortization of $0.4 million and others of $0.1 million) and an aggregate $0.5 million used by working capital.  Working capital changes include source of cash of $2.5 million primarily from increased accounts payable and accrued expenses due to the increased level of inventory and timing of inventory purchases.  Working capital and other activities included uses of cash of $3.0 million due to: (i) increased accounts receivable of $1.4 million primarily due to higher sales levels; (ii) increased inventories of $1.4 million due to the timing of purchases related to the seasonality of our snow goggle business; and (iii) $0.1 million of other working capital items.

    Cash used in investing activities during the nine months ended September 30, 2013 was $0.1 million, and was attributable to the purchase of property and equipment.

    Cash used in investing activities during the nine months ended September 30, 2012 was less than $0.2 million and was primarily attributable to the purchase of property and equipment.

    Cash used in financing activities for the nine months ended September 30, 2013 was $2.5 million, and was attributable primarily to $2.4 million in reduction in debt under our BFI Line of Credit due to our improved liquidity and other debt reductions aggregating less than $0.1 million.

    Cash provided by financing activities for the nine months ended September 30, 2012 was $4.6 million and was attributable primarily to $2.1 million in net proceeds received from our BFI line of credit, $2.0 million received from our Costa Brava line of credit and $1.0 million received from our Harlingwood convertible debt to fund our net loss and working capital requirements. These borrowings were partially offset by $0.5 million primarily due to the net repayment of our note payable to Rose Colored Glasses LLC associated with a settlement agreement in which, among other matters, we agreed to terminate our existing license agreement for Melodies by MJB® effective March 31, 2012.

    Short-Term and Long-Term Debt

    Summary.  As of September 30, 2013, we had a total of $23.2 million in debt under all lines of credit, capital leases and notes payable.  A brief summary of our primary short-term and long-term debt facilities outstanding and available sources of liquidity from debt at September 30, 2013 is as follows:

●
BFI Line of Credit.  A short-term line of credit with BFI with a maximum borrowing limit of $7.0 million.  The maximum availability based on eligible accounts receivable and inventory at September 30, 2013 was $4.8 million, of which $2.2 million was outstanding at that date. (“BFI Line of Credit”);

●
Costa Brava Term Note.  A $7.0 million subordinated term loan with Costa Brava, of which $2.25 million is convertible into common stock; due April 1, 2015 as amended in May 2013.  $7.0 million outstanding at September 30, 2013 (excluding Accrued PIK Interest of $1.9 million).  ("Costa Brava Term Note" );

●
Costa Brava Line of Credit.  A $9.0 million subordinated line of credit with Costa Brava, due April 1, 2015 as amended in May 2013; the total line of credit commitment of $10.0 million was reduced to $9.0 million in May 2013; $8.5 million outstanding as of September 30, 2013 (excluding Accrued PIK Interest of $1.8 million).  ("Costa Brava Line of Credit");

●
Harlingwood Notes.  Two subordinated convertible term loans with Harlingwood aggregating $1.5 million, due April 1, 2015 as amended in May 2013.  $1.5 million outstanding at September 30, 2013 (excluding Accrued PIK Interest of $0.2 million).  ("Harlingwood Notes"); and

●
Interest attributable to the Costa Brava Term Note and Costa Brava Line of Credit due subsequent to January 1, 2012, and on Harlingwood Notes has been and will continue to be paid in kind ("Accrued PIK Interest").   Aggregate Accrued PIK Interest was $3.9 million at September 30, 2013.

    Each of our primary debt facilities is more fully described in Note 8, “Long-Term Debt”, in the notes to our unaudited Consolidated Financial Statements.

    Off-Balance Sheet Arrangements

    We did not enter into any off-balance sheet arrangements during the three or nine months ended September 30, 2013 and 2012, respectively, nor did we have any off-balance sheet arrangements outstanding at September 30, 2013 and December 31, 2012.

    Income Taxes

    In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on the level of historical operating results and the uncertainty of the economic conditions, we have recorded a full valuation allowance for SPY North America and SPY Europe at September 30, 2013 and December 31, 2012.

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

 We apply the following critical accounting policies in the preparation of our Consolidated Financial Statements:

 Revenue Recognition and Reserve for Returns

 Our revenue is primarily generated through sales of sunglasses, goggles, optical eyewear, and apparel, net of returns and discounts.  Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.  These criteria are usually met upon delivery to our “common” carrier, which is also when the risk of ownership and title passes to our customers.

 Generally, we extend credit to our customers after performing credit evaluations and do not require collateral. Our payment terms generally range from net-30 to net-90, depending on the country or whether we sell directly to retailers or to a distributor.  Our distributors are typically set up as prepay accounts; however, credit may be extended to certain distributors, sometimes upon receipt of a letter of credit.  Generally, our sales agreements with our customers, including distributors, do not provide for any rights of return or price protection.  However, we do approve returns on a case-by-case basis, in our sole discretion.  We record an allowance for estimated returns when revenue is recorded based on historical data and make adjustments when we consider it necessary.  The allowance for returns is calculated using a three step process that includes: (i) calculating an average of actual returns as a percentage of sales over a rolling twelve month period; (ii) estimating the average time period between a sale and the return of the product (13 months at September 30, 2013 for SPY North America and SPY Europe) and (iii) estimating the value of the product returned.  The reserve is calculated as the average return percentage times gross sales for the average return period less the estimated value of the product returned and adjustments are made as we consider necessary.  The average return percentages at September 30, 2013, the range of the weighted average cumulative return percentages over the past two years and the effect on the liability and net sales if the highest average percentage over the past years had been used at September 30, 2013 are shown below in our sensitivity analysis.  Historically, actual returns had been within our expectations.  If future returns are higher than our estimates, our earnings would be adversely affected.

Sales Return Reserve Sensitivity Analysis
	(A)	(B)	(C)	(D)
	Average Returns % at September 30, 2013	Average Returns % Range during past two years	Increase (decrease) to the liability if highest average return rate in (B) were used	Increase (decrease) to net sales if highest average return rate in (B) were used
			(Thousands)	(Thousands)
SPY	6.6%	5.0% — 6.6%	—	—

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

    Share-Based Compensation Expense

    We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  Stock options generally vest annually over a three year period and the corresponding expense is ratably recognized over the same time period.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments.

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

    Inventories

    Inventories consist primarily of finished products, including sunglasses, goggles, optical eyewear, apparel and accessories, product components such as replacement lenses along with purchasing and quality control costs.  Inventory items are carried on the books at the lower of cost or market and first-in first-out method for our distribution business.  Periodic physical counts of inventory items are conducted to help verify the balance of inventory.

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

    Foreign Currency and Derivative Instruments

    The functional currency of our foreign wholly owned subsidiary, SPY Europe, is the respective local currency.  Accordingly, we are exposed to transaction gains and losses that could result from fluctuations in foreign currency.  Assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date.  Revenues and expenses are translated using the average exchange rate for the period.  Gains and losses from the translation of foreign subsidiary financial statements are included in accumulated other comprehensive income (loss).

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

Item 4.  Controls and Procedures

Disclosure Control and Procedures

    Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2013, the end of the period covered by this report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time frames specified by the SEC’s rules and forms.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

    During the three and nine months ended September 30, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SPY Inc.

Date: November 5, 2013	By:	/s/ James McGinty
James McGinty
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description of Document	Incorporation by Reference

10.1	Employment Agreement between SPY, Inc. and James McGinty	Incorporated by reference to Form 8-K filed on August 7, 2013.

10.2	Change in Control and Severance Agreement between SPY, Inc. and James McGinty	Incorporated by reference to Form 8-K filed on August 7, 2013.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

101.INS*	XBRL Instance Document	Furnished herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

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