Form 10-K
period 2013-12-31
Spy Inc.
filed 2014-03-20
CIK 932372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the closing price on June 30, 2013 was $3.7 million. As of March 3, 2014, there were 13,324,037 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2014 annual meeting of stockholders.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements.  The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.”  Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including the risk factors set forth below and elsewhere in this Report.  See “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.”  Statements made herein are as of the date of the filing of this Form 10-K with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.  Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I

ITEM 1. BUSINESS

Overview

We happily design, market and distribute premium sunglasses, goggles and prescription frame eyewear, as well as apparel and other accessories.  In 1994, we began as a grassroots brand in Southern California with the goal of creating innovative and aesthetically progressive eyewear, and, in doing so, we believe we captured the imagination of the action sports market with authentic, distinctive, performance-driven products marketed and sold under the SPY® brand.  Today, we believe the SPY® brand, symbolized by the distinct “cross” logo, is a well recognized eyewear brand in its segment of the action sports industry, with a reputation for  high quality products, style and innovation, most notably showcased in its Happy LensTM technology.

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

Our Products and Target Markets

We have a happy disrespect for the usual way of looking (at life) and this helps drive our innovative design, marketing and distribution of premium products, especially eyewear for youth-minded people who love to be outside doing what makes them feel most alive and happy. We feel a primary strength is our ability to create distinctive products that embody our unique, happy, and irreverent point of view, and this has helped us become what we believe is one of the most recognizable action sports brands in the world, with a twenty-year heritage in surfing, motocross, snowboarding, cycling, skateboarding, snow skiing, motorsports, wakeboarding, multi-sports and mountain biking. Our position as a premier brand is underscored by the development of innovative, proprietary, performance-based products with quality materials and lens technologies that have a definitive styling along with an incredible value proposition. Our core products – sunglasses, goggles and prescription frames – marketed under the SPY® brand have allowed us to develop collaborations with artists, athletes, musicians, celebrities, and other significant likeminded brands, as well as important multi-store action sports, sporting goods, sunglass specialty and lifestyle retailers in North America and other strategically-selected, individually owned-and-operated specialty retailers worldwide.

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

The SPY® brand, as symbolized by the SPY® cross icon  is a creative, performance-driven brand that is fueled by collaborative efforts across various facets of youth culture, including competition, art, music and day-to-day athletic performance.  We strive to ensure that our products are relevant in function and design, as well as style.  We do this, in part, through partnerships with our world class athletes who help us design, then wear and test our products during training and competition.  We believe that the intimate knowledge of our customers' lifestyles is what helps us develop a stronger, more relevant product offering for our market. We reinforce our irreverent brand profile through unique and disruptive marketing, using traditional and non-traditional means to convey our branded point of view to both entertain and edify people across a multitude of demographics and psychographics.

SPY’s newest product innovation is the Happy Lens™, which is a patent-pending proprietary technology that was developed over the course of several years and released in February of 2013.  The Happy Lens™ enjoyed a successful initial pre-launch marketing and promotion campaign during the fall of 2012, followed by strong initial sales of the collection during 2013. We believe the Happy Lens™ is a natural product extension of the happy and irreverent SPY® brand positioning and we anticipate that it will continue to be an important part of the SPY® collection moving forward.

Business Strategy

Our goal is to capitalize on the strengths of the SPY® brand by providing consumers with stylish, high-quality and performance-driven products. We strive to differentiate our brand through three primary means: (1) emphasizing an irreverent and happy brand personality that is authentic to our customer base, one that includes a Super Service mantra to all our customers; (2) achieving recognition for high-quality products and innovative product designs; and (3) integrating innovative lens technologies, such as the Happy Lens™. To this end, we are pursuing the following operating and growth strategies:

Brand Development.    Brand development is a cornerstone of our company. SPY® reflects a collaboration of talented athletes, designers, and creative people connected by a common obsession with action sports, riding, technology, style, music, and world-class performance - all with an irreverent, but fun attitude. We strive to design products that continuously evolve in style and performance in order to remain attractive to core consumers in our target markets and to our retail accounts. Our product development process is organized in ways that we believe allow us to respond more quickly to changing consumer tastes and preferences. We also refocused our brand through marketing initiatives, including a new advertising campaign that more effectively expresses our unique point of view. We intend to continue these initiatives.

Drive Product Demand Through Quality, Innovative Design and Leading Edge Technologies.    We focus on what helped build our brand from its inception: technological performance through the development of proprietary features and lens technologies. For example, in 2012 we filed a non-provisional utility patent application with the United States Patent and Trademark Office (“USPTO”) for the Happy Lens™, which we believe is an innovative branded technology, that, among other attributes, is intended to filter out harmful short-wave blue light and Ultraviolet sun light while intending to enable the right amount of “good” long wave blue light rays to get through the lens. Many of our sunglasses contain our Accurate Radius Curvature or ARC® lenses that are engineered to provide 100% Ultraviolet or UV protection. Our sunglasses are forged from high-quality materials such as Grilamid®, propionate and acetate. These technologies and materials provide performance features and product characteristics, such as flexible sport frames, more comfortable fashion frames, and in the case of acetate, allow us to hand cut and polish our fashion frames. Our use of hand painting techniques and specialized trims, including metal logos, hinges and temple plates, help us to create distinctive premium sunglasses, goggles and prescription frames. We intend to continue developing innovative styles and products and expand the breadth of our new light filtering technologies in order to further strengthen our brand. We believe our continued focus on innovation will help drive demand for our products.

Brand Authenticity.     Recently, to sustain the relevancy of our brand to our target market and beyond, we reorganized our entire company, realigned our branding efforts in order to better reflect the original intent of our brand, and have continued to make improvements since then. We collaborate closely with our team riders, our music and art community and our key retailers. Our grassroots and broader marketing programs include outdoor advertising, television spots, the participation and sponsorship of events, online storytelling, and feature advertising in action sports and lifestyle media. Our advertising campaign, found in many vertical print media titles, on television, in outdoor media and online, showcases our unique, irreverent branded point of view with humor and creativity, combining athletes, lifestyle and innovation into one dynamic and engaging presentation. Our approach to event marketing utilizes our SPY® branded vehicles to showcase our products and athletes at a wide variety of events. As the official eyewear sponsor of USA Cycling, we are involved in a multitude of national championship events annually. We also sponsor some of the biggest surfing events in the world and are involved in a myriad of motocross, motorsport, snowboarding, wakeboarding and music events worldwide. Most importantly, we create and own unique branded events that best allow us to tell the SPY story through the prism of participation. These events, like the SPY Belgian Waffle Ride and the SPY Del Moto Derby, enable us to provide different sporting communities an opportunity to compete in the most unique of all settings.

Actively Manage Retail Relationships.    We manage our retail sales process by monitoring customer sales and inventory levels by product category and style with the objective of ensuring optimal brand representation and product offerings. Our sales programs include in-store clinics, point-of-purchase displays, and online sales support.  Our marketing materials are designed to assist our authorized retailers in promoting the authenticity of our brand and products and to maximize the implementation of our consumer marketing initiatives. We will continue to develop strategic partnerships with specialty and national retailers, designed to help ensure brand authenticity and maximum point-of-sale opportunities. We maintain very good relationships with our retailers, which help us influence the assortments and positioning of our products at retail. Our new Happy Lens™ technology is an important and strategic new component of our ongoing retail partnership development.

Expand Domestic Distribution and Brand Recognition Outside of California.    We believe opportunities exist to increase our sales outside of California by building partnerships with our key retailers through brand management, product positioning and managing account expectations for turn and profitability.

Expand International Distribution.    We believe significant opportunities exist to increase our sales outside of North America, including sales of our prescription frame, performance sport sunglass products recently introduced, and our Happy Lens™ products. To increase the distribution of these products and our existing core products internationally, this past year we transitioned from a combination of direct and traditional distribution, to now using traditional distribution in substantially all international markets, except Canada, which like the U.S. is substantially all direct. We believe that traditional distribution is more cost effective and will allow us to leverage our distribution partners into greater coverage of existing territories and expand into new markets, such as the optical channel distribution in Europe.

Introduce New Products.    We intend to increase our sales by developing and introducing new products that embody our branded point of view, style, and standards of design, performance, value and quality. We expanded our prescription frame and performance sport sunglasses in both the North America and international markets in 2012. We launched the Happy Lens™ products and began volume shipments in early 2013. We plan to introduce additional new eyewear product lines, such as fashion eyeglass frames for women, product lines with premium lenses and special limited edition collections.

Our Products

We design, market and distribute premium sunglasses, goggles, prescription frames, apparel and accessories. Our current eyewear product line consists of eight product categories, including fashion sunglasses, Happy Lens™ sunglasses, women-specific sunglasses, performance sport sunglasses, prescription frames, snow sport goggles, motocross goggles and accessories.

Fashion Sunglasses

We currently offer a broad selection of fashion sunglass products. The majority of our fashion sunglass frames are constructed of propionate or acetate, which enable us to produce smooth, dense products that are adjustable to facial contours and are comfortable to wear. These frames are engineered using a wide variety of distinctive colorations and color fades that are created and/or polished for a high-gloss finish. The majority of our fashion sunglass frames, including all color fades, are hand-painted in Italy or China. We also incorporate adjustable wire-core temples into many of our fashion sunglass products so that our sunglass frames will provide a more custom fit for each individual. In addition, we offer metal sunglass frames and eyewear forged from pliable yet strong monel alloy, a metal compound made from nickel, silver and aluminum. Retail prices for these models range from $75 to $160.

Happy Lens™ Sunglasses

In early 2013, we launched Happy Lens™ products and began volume shipments, currently offering 11 styles. Happy Lens™ is designed to, among other things, filter out short-wave blue light and harmful Ultraviolet sun light, while still enabling the right amount of “good” long wave blue light rays to get through the lens. We believe studies have shown that the right amounts of long wave blue light rays have beneficial attributes. During 2012, we filed a non-provisional utility patent application with the USPTO for a patent protecting the lens technology developed by the Company incorporated into the Happy Lens™. These models, like our fashion and sport sunglasses, are constructed of propionate or acetate, and are engineered utilizing a wide variety of distinctive colorations and color fades.  Retail prices for these models range from $90 to $220.

Women-Specific Sunglasses

We currently offer several models of women-specific sunglass products. These models are constructed of propionate or acetate, which are engineered utilizing a wide variety of distinctive colorations and color fades. Other materials utilized in this product line include Grilamid® and monel alloy. Retail prices for these models range from $80 to $135.

Performance Sport Sunglasses

We currently offer several SPY® branded performance sport sunglass products, which are designed to meet the demands of cyclists and other action sports athletes while offering innovative styling. The frames are constructed from injection-molded Grilamid®, a lightweight material that is shatter-resistant and remains pliable in all weather conditions. These models incorporate our patented Scoop® airflow technology, contain our ARC® lenses and are engineered to incorporate interchangeable lenses. In 2012, our innovative model, the Screw, was deemed “the best eyewear of 2012” by Road Bike ActionMagazine, a world renowned cycling publication. Most models also are available with our Trident™ polarized lenses. We released our first performance sunglass featuring the Happy LensTM this past year in the Cutter style. Our styles also feature GrilamidTM and Hytrel rubber on the bridge and temple tips of the frames to prevent slippage. Retail prices for these models range from $85 to $160.

Prescription Frames

We currently offer a broad selection of unisex prescription eyewear frames, made of hand-milled acetate, stainless steel and monel alloy. These frames are available worldwide and retail prices for these frames range between from $150 to $188.

Snow Sport Goggles

We currently offer myriad models of snow sport goggle products. Our snow sport goggle models are constructed of injected polyurethane, anti-fog lens construction and hypoallergenic foam, and offer 100% ultraviolet, or UV, protection. The new Doom style snow goggle features our innovative LocksteadyTM fingerprint free quick-change system, which is a strong new technological feature added to our existing offering that was called by Wired Magazine, “the Holy Grail of lens changing systems.” Select styles incorporate our patented Scoop® airflow technology, Optics by Carl Zeiss Vision and Isotron™ face foam with Dri-Force™ Fleece. Three of the SPY® models use our ARC®spherical, dual-lens system and the other models utilize cylindrical, dual-pane lens technology. All of our goggles are helmet compatible. Retail prices for these models range from $40 to $195.

Motocross Goggles

We currently offer several models of motocross goggle products. Similar to our line of snow sport goggles, our motocross goggles are constructed of injected polyurethane and incorporate our patented Scoop® airflow technology, Isotron™ face foam and Lexan hard-coated scratch-resistant lenses. For perspiration absorption, we use either our moisture-wicking Dri-Force™ fleece, which is bonded to our Isotron™ face foam, or our high performance Geo ForceTM face foam. All of the models of motocross goggles use our high-quality, anti-fog coating and are compatible with tear-off lens systems. Retail prices for these models range from $25 to $90.

Apparel, Accessories and Licensed Products

     We currently offer a broad selection of accessory lens replacement kits for motocross, performance sports, and snow sports, which enable consumers to interchange the color of lenses in their sunglasses or goggles to adjust to various light conditions. SPY® currently offers a line of branded apparel and accessories featuring, tee-shirts, hooded sweatshirts, cycling apparel and hats sold primarily through our e-commerce website. In December 2013, we entered into a merchandising license agreement, pursuant to which we licensed certain trade styles, trademarks logos, designs and other proprietary materials (“SPY IP”) to a third party.  The agreement provides that the licensee shall develop, introduce, market and sell certain licensed products incorporating the SPY IP, including men’s and boy’s apparel, bags and luggage, consumer electronics, protective cases, and other unisex accessories, throughout North America through certain distribution channels, other than deep discount retail channels.  We currently anticipate that licensed products incorporating SPY IP will generate revenue beginning in the fiscal year ended December 31, 2014. Retail prices for our apparel, accessories and licensed products range from $8 to $60.

Sales and Distribution

Our strategic growth is rooted in the careful selection of those retail accounts that are able to effectively serve our target market. We sell our products directly to numerous retail locations in North America. We also sell to numerous retail locations internationally, supported by our international distributors. Prior to 2013, our direct sales and marketing, as well as our traditional international distribution activities outside of North America were primarily serviced by our wholly owned European subsidiary, SPY Europe, located in Varese, Italy.  However, in 2013 these international distribution activities were primarily serviced by SPY North America with support of certain activities by SPY Europe with respect to our distribution in Europe, Middle East and Africa. Our distribution strategy, focused on the action sports and lifestyle markets, is important to developing new channel business and fostering stronger business with our current national account partners. We believe the largest current growth opportunity for our brand, outside of the Happy Lens™ opportunity, is expanding our presence in the prescription frame and performance sport sunglasses distribution channels and increasing other product sales into additional sporting goods, sunglass specialty and optical retailers domestically and internationally. As a result, we intend to focus substantial resources towards our brand development and growing sales of our products to these types of retail accounts and to larger, more mainstream retail accounts for our products incorporating the Happy Lens™. Additionally, we also sell direct to consumers primarily in North America through our e-commerce website, www.spyoptic.com, as well as through several other on-line channels.

North America Sales and Distribution

We sell our products to retailers who merchandise our products in a manner consistent with the image of our brand and the quality of our products, such as Zumiez, Pacific Sunwear, Dick’s Sporting Goods, Tilly’s and Sport Chalet. We have developed collaborations with multi-store action sport, sporting goods, sunglass specialty, lifestyle retailers and prescription optical retailers in North America and other individually-owned-and-operated specialty retailers focusing on surfing, cycling and multi-sports, skateboarding, snowboarding, snow skiing, motocross, wakeboarding and mountain biking. Our domestic sales force consists of independent non-exclusive field sales representatives and an internal sales organization.

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

International Sales and Distribution

Our products are currently sold in over 60 countries outside of North America. International sales to foreign countries outside of North America accounted for 14% of our total net sales for both the years ended December 31, 2013 and 2012.

Prior to 2013, we utilized a direct sales model in several of our larger markets in Europe, and generally used a traditional distribution model in all other international markets, except Canada. Such direct sales comprised about 3% of our total net sales in 2012.  Effective January 1, 2013, we converted nearly all of our direct model markets in European countries to traditional distributors so that substantially all of our international sales (except Canada) use a traditional distribution model.

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

Prior to 2013, our direct sales and marketing, as well as our traditional international distribution activities outside of North America were primarily serviced by our wholly owned European subsidiary, SPY Europe, located in Varese, Italy.  In 2013, these international distribution activities were primarily serviced by SPY North America with support of certain activities by SPY Europe with respect to our distribution in Europe, Middle East and Africa.

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

Our promotions and advertising emphasize the distinguishing features of our SPY® brand, and build upon the authenticity and credibility of our athletes. Marketing efforts are focused on the youth culture, with an emphasis on the 18 to 35 year old demographic. Our advertising and promotional strategy primarily consists of athlete sponsorship, online/digital communications, television, outdoor media, SPY® branded and co-sponsored events, promotional vehicle tours, print advertisements, music, film and online marketing programs.

We employ managers and/or consultants to coordinate our surf, cycling, snowboard, ski, motocross, motor sports and wakeboard sectors of the action sports market, all of whom possess expertise within their specific discipline. Most of our managers were professional athletes and remain involved within their specific sports. Our managers are responsible for selecting sponsored athletes, grassroots marketing and creating special event initiatives, maintaining industry relationships and directing print advertising placement within their segment.

We are extremely selective with athlete and ambassador sponsorships and seek to work with those who are the right fit for our brand in their athletic pursuits, lifestyle and ability to influence youth culture on a regional, domestic and/or international level. We sponsor domestic and international teams of world-class athletes who wear our eyewear and goggles, use our products and prominently display the SPY® brand and its distinctive “cross” logo in competitions and in other public appearances. We also produce or sponsor films featuring our athletes, and support contests and other events in which our athletes promote our products. Some of our best-known athletes and ambassadors across a multitude of demographics include:

Surfers—John John Florence, Nate Tyler, Joel Tudor, Alex Gray and Alana Blanchard

Snowboarders —Louie Vito,  Eero Niemela and Darrell Mathes

Skiers—Ahmet Dadali, Wiley Miller and JF Houle

Snowmobile Rider—Tucker Hibbert

Wakeboarders—Danny Harf, Bob Soven, Daniel Grant and the Bonifay brothers—Parks and Shane

Motocross Riders—Justin Barcia, Jeremy McGrath and Kevin Windham

NASCAR Driver—Dale Earnhardt Jr.

Rally Car Racer—Ken Block

Cyclists—Ryan Trebon, Jonathan Page and Nicole Duke

Mountain Bikers—Mike Montgomery

Triathletes—Chris McDonald and Leon Griffin

Musicians—Ray Barbee and The Matson 2

We sponsor national and regional action sports events and employ a SPY® vehicle-marketing program designed to fortify the SPY® brand at trade shows and action sports, music and lifestyle events.

Our marketing program, which includes our outdoor and print campaigns, combines our happy, irreverent brand attributes with our sponsored athletes’ personalities and lifestyles and creative product photography. We benefit from the exposure generated by our athletes as an editorial endorsement of our product performance and style. We work with major trade magazines, including Velo News, Transworld Business and Snow Industries of America Daily News, who publish special product reports, including reports featuring our products, in conjunction with international and domestic action sports and power sports trade shows. We also attend relevant major action sport, cycling, outdoor and prescription optical trade shows in North America, Europe and the Asia/Pacific region to promote our brand and products.

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

Research and development expenses during the years ended December 31, 2013 and 2012 were approximately $0.5 million and $0.6 million, respectively.

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

Happy Lens™ Technology

The SPY® Happy Lens™ technology fuses years of optics design experience with contemporary research into human color preference. The SPY® Happy Lens™ technology provides 100 percent UV protection, blocks more than 99 percent of glare, provides remarkable contrast, depth perception and color enhancement, and it is also designed to “harmonize” with the body’s physiological preference for a specific color transmission, optimized through the important long-wave blue light wavelengths where the “uplifting” effects of long wave blue (i.e. happy) light are most prevalent. During 2012, we filed a non-provisional utility patent application with the USPTO for a patent to protect the Happy Lens™ technology.

In early 2013, we began volume shipments of products containing this Happy Lens™ technology, in 11 styles. During 2013, we introduced 42 sytles and 147 skus containing our Happy Lens™ technology.

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

•
Sweat Absorption System.  We have developed a patented, two-stage moisture-wicking system that absorbs significantly more perspiration than our standard fleece-lined Isotron foam, which we refer to as Sweat Absorption System, or SAS. Our patented SAS consists of a removable pad, which can be replaced to prevent perspiration from entering a user’s eyes.

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

Manufacturing

During 2012, we purchased a majority of our sunglass products from one manufacturer in China, and to a lesser extent from one manufacturer in Italy (LEM S.r.l. or “LEM”) and other manufacturers in China.  Beginning in 2013, we purchased a greater portion of our sunglasses sourced from several manufacturers in China. In addition, our Happy Lens™ products are currently available from two suppliers located in France and China.

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

Our goggle products are produced by two manufacturers in China, principally by Korea OGK Co. Ltd. (“OGK”). We expect to continue manufacturing a majority of our goggles through OGK for the foreseeable future. Our goggle manufacturing process begins with the fabrication of the goggle frame. The final mold for each goggle model is injected with intensely heated polyurethane. The frame components are then washed using a cleaning process that is designed to ensure secure paint adherence. After cleaning, each frame is subjected to our painting process, which can include up to four layers of paint and often includes printing custom paint designs. Several key components of our products are assembled using over-molding or a sonic welding process to help secure the bond between materials, and all of our metal logos and details are hand painted and set into the frame.

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

Customers

Our products are currently sold in the United States, Canada and in over 60 other countries outside of North America. Our customer base reflects our heritage and influence across the action sports and lifestyle markets and a distribution strategy that focuses on action sports, sporting goods, sunglass specialty and lifestyle retailers. Our sales are spread over a large customer base. No single customer accounted for more than 10% of our net sales during either of the years ended December 31, 2013 or 2012.

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

Intellectual Property

We use a combination of patent, trademark, copyright, trade secret and trade dress laws, as well as confidentiality agreements, to aggressively protect our intellectual property, including product designs, product research and development and recognized trademarks. We believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our products, identifying our brand and distinguishing our products from those of our competitors. We have six U.S. utility patents with respect to our products as follows: one regarding our sports goggle (expires in 2022); four regarding our Scoop® airflow technology (expiring through out 2015); and one regarding our screen for eye protection goggles (expires 2025). We have 21 U.S. design patents with respect to our products as follows: 20 regarding our sunglasses (expire between 2015 and 2027); and one of our sports goggle patents (expires in 2026). We continue to file patent applications on our inventions that are significant to our business and pursue significant trademarks where applicable.

Our federally registered trademarks include SPY, Spy, SpyOptic, EyeSpy, Windows For Your Head, Scoop, Dri-Force, ARC, a “trident” design, Plus System, Zed, Haymaker, Hielo, Logan, HSX, MC2, Dirty Mo, Tron, Whip, Selectron, Gemini, Mosaic, Apollo, Prodigus, Metal Alloy, Decker, Double Decker, Viente, Platoon, Doom, Spy Crosstown Collection (Plus Design), Happy Lens, a “triangle with cross” design, a “cross with bar” design, and three “cross” designs. Our unregistered or pending marks include, but are not limited to Spy (various), Spectra, Geo Force, AdoptATrack, McCoy, See.More.Better., BWR Belgian Waffle Ride (Plus Design), Rise Ventilation System, Recompose and Victory lens. We seek to dissuade counterfeiting by monitoring the domestic and international marketplace through our staff and services provided by outside firms that specialize in anti-counterfeiting measures. Our employees, sales representatives, distributors and retailers also help us to police against infringing products by notifying us of any suspect products, confiscating counterfeit products, and assisting law enforcement agencies. Our sales representatives are also educated on our patents and trade dress and assist in preventing potentially infringing products from obtaining retail shelf space.

Competition

SPY® competes with sunglass and goggle brands in various niches of the action sports and other sport markets, including brands such as Oakley, Ray-Ban, Dragon Optical, Anon Optics, Von Zipper, Electric Visual, Arnette, Costa Del Mar, Scott and Smith Optics. We also compete with broader lifestyle brands that offer eyewear products, such as Quiksilver, Fox and Maui Jim. In both markets, we compete primarily on the basis of design, performance, price, value, quality, brand name, marketing and distribution.

Seasonality

Our net sales fluctuate from quarter to quarter as a result of seasonal changes in demand for our products.  Historically, we experience greater net sales in the second and third quarters of the fiscal year as a result of the seasonality of our products and the markets in which we sell our products, and our first and fourth fiscal quarters are traditionally our weakest operating quarters due to seasonality.  We generally sell more of our sunglass products in the first half of the fiscal year and a majority of our goggle products in the second half of the fiscal year. We anticipate this seasonal impact on our net sales will continue.  As a result, our net sales and operating results have fluctuated significantly from period to period in the past and are likely to do so in the future.

Employees

As of December 31, 2013, SPY North America and SPY Europe employed a total of 80 full-time employees and 5 part-time employees, including 83 employees in the United States and 2 employees in the rest of the world. This aggregate number of employees consists of 38 in sales and marketing, 16 in general and administration, 4 in research and development and 27 in manufacturing support and fulfillment operations. We have never had a work stoppage. We consider our employee relations to be good.

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

Risks Related to Our Business

We have approximately $25.7 million in outstanding indebtedness due under our lines of credit, term notes and capital leases, and may be required to increase the amount borrowed under existing debt facilities and/or seek additional debt or equity financing to fund our short-term working capital requirements, which borrowings and financing may not be available to us.

On December 31, 2013, our subsidiary, SPY North America, had outstanding borrowings as follows:

•
A short-term line of credit with BFI Business Finance (“BFI”) with a maximum borrowing limit of $7.0 million.  The maximum availability based on eligible accounts receivable and inventory at December 31, 2013 was $5.1 million, of which $4.0 million was outstanding at that date. (“BFI Line of Credit”);

•
A $9.0 million subordinated line of credit with Costa Brava, due April 1, 2015 as amended in May 2013; the total line of credit commitment of $10.0 million was reduced to $9.0 million in May 2013; $8.5 million outstanding as of December 31, 2013 (excluding Accrued PIK Interest of $2.1 million).  ("Costa Brava Line of Credit");

•	$7.0 million term loan issued to Costa Brava, due April 1, 2015 as amended in May 2013 (excluding Accrued PIK Interest of $2.1 million). ("Costa Brava Term Note");

•
$1.5 million aggregate term loans issued to Harlingwood (Alpha) LLC (“Harlingwood”), due April 1, 2015 as amended in May 2013 (excluding Accrued PIK Interest of $0.2 million) (the “Harlingwood Notes”); and

•
 $4.4 million of unpaid accrued interest, added to the outstanding principal amounts due under term loans issued to Costa Brava and Harlingwood rather than paid in cash (sometimes referred to as “Accrued PIK Interest”).

We will be required to maintain our ability to borrow the full amounts under the BFI Line of Credit and the Costa Brava Line of Credit, and may be required to increase our outstanding borrowings under these lines in the event our cash flow from operations are insufficient to fund our working capital requirements. The amount we can borrow under the BFI Line of Credit is heavily dependent on our sales levels and eligible inventory, and the actual amount available for borrowing may be substantially less than $7.0 million. In addition, BFI may reduce our borrowing availability under the BFI Line of Credit in certain circumstances, including if BFI determines, in good faith, that SPY North America’s creditworthiness has declined, the collectability of its accounts receivables has deteriorated, the turnover of SPY North America’s inventory has changed materially or the liquidation value of such inventory has decreased. Further, BFI may declare SPY North America to be in default if SPY North America experiences a material adverse change in its business, financial condition or in its ability to perform its obligations under the BFI Line of Credit loan agreement. In addition, if we are unable to extend the maturity date of all of our Costa Brava and Harlingwood borrowings before their maturity date on April 1, 2015, BFI may determine such inability to be a material adverse change, and therefore terminate the BFI Line of Credit and declare all amounts thereunder due and payable. In the event we are unable to access available borrowings under the BFI Line of Credit or Costa Brava Line of Credit, we will likely be unable to fund our short-term working capital requirements or otherwise continue as a going concern.

The Chairman of our board of directors, Seth Hamot, is the president and sole member of Roark, Rearden & Hamot, which is the sole general partner of Costa Brava.  Fir Geenen, a member of our board of directors, is the manager of the limited liability company that is the manager of Harlingwood. Costa Brava and Harlingwood are major shareholders of the Company with common stock ownership of 48.1% and 5.4%, respectively, or 51.8% and 13.5% on an as converted basis, respectively, at December 31, 2013.

Most of our outstanding indebtedness is due and payable on April 1, 2015 and if not extended on or before its maturity date, we expect to be unable to pay such indebtedness when due.  If we are unable to extend the maturity date, or otherwise restructure such indebtedness, we will be in default and will need to raise additional capital to continue our operations.

At December 31, 2013, we had total borrowings from Costa Brava of approximately $19.7 million due and payable on April 1, 2015, approximately $4.0 million in total borrowings from BFI due and payable on February 14, 2015, unless renewed, and approximately $1.7 million payable to Harlingwood due and payable on April 1, 2015. We anticipate needing to increase our borrowings under the BFI Line of Credit and Costa Brava Line of Credit to the maximum amount permitted, and further increase our borrowings under the Costa Brava debt and Harlingwood Notes in the amount of additional Accrued PIK Interest due, thereby increasing the aggregate amount of indebtedness due and payable on or before April 2015.

We do not anticipate generating sufficient revenue and profit to repay these borrowings in full when due. Therefore, we will need to seek renewal of the BFI Line of Credit at its next annual renewal in February 2015, and to extend the April 2015 maturity dates of the Costa Brava and Harlingwood indebtedness. If we are unable to renew the BFI Line of Credit or extend the maturity dates of the Costa Brava and Harlingwood indebtedness, we will be required to raise additional capital through debt and/or equity financing to continue our operations.  No assurances can be given that any such financing will be available to us on favorable terms, if at all. At this time, we do not have any commitments for alternative financings or for an extension of the maturity dates of the Costa Brava or Harlingwood indebtedness. The inability to obtain debt or equity financing in a timely manner and in amounts sufficient to fund our operations, if necessary, would have an immediate and substantial adverse impact on our business, financial condition or results of operations.

The level of our future capital needs are uncertain, and we may need to raise additional funds, which funds may not be available on acceptable terms or at all.

During the year ended December 31, 2013, we had positive cash flow from operations principally as a result of a significant reduction in operating expenses and increases in gross profit; however, we incurred significant negative cash flow from operations, operating and net losses and significant working capital requirements during and prior to the year ended December 31, 2012. The Company anticipates that it will continue to have ongoing cash requirements to finance its seasonal and ongoing working capital requirements.  Our capital requirements will depend on many factors, including:

•	the acceptance of and demand for our products;

•	the costs associated to maintain and grow our business;

•	the costs of developing, producing and selling new and/or existing products;

•	the costs of marketing the SPY® brand; and

•	working capital requirements, including working capital necessary to support growth, if any.

If required, we intend to continue borrowing under our existing BFI Line of Credit and Costa Brava Line of Credit, provided they remain available, and on terms acceptable to us. If our existing credit arrangements do not provide us with sufficient liquidity, we intend to raise capital through a combination of debt and/or equity financings. However, no assurances can be given that any such financing will be available to us on favorable terms, if at all.

Economic conditions could adversely impact our liquidity and our ability to obtain financing, including counterparty risk.

Disruptions in the credit and financial markets and resulting decline in general economic and business conditions may adversely impact our access to capital through our BFI Line of Credit and other sources. The economic environment could cause lenders to fail to extend credit to us, and cause lenders and other counterparties who provide credit to us to breach their obligations to us, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under our credit arrangements, any of which would have an immediate and substantial adverse impact on our business, financial condition and results of operations. Also, if we require additional financing as a result of the foregoing or other factors, turmoil in capital markets could negatively impact our ability to obtain such financing. Our access to additional financing will depend on a variety of factors (many of which we have little or no control over) such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of our long or short-term financial prospects.

We have a history of significant losses. If we do not achieve or sustain profitability, our financial condition and stock price could suffer.

We have a history of losses and we may continue to incur losses for the foreseeable future.  As of December 31, 2013, our accumulated deficit was $61.5 million and, during the year ended December 31, 2013, we incurred a net loss of $2.9 million. We have not achieved profitability for a full fiscal year since our initial public offering. If we are unable to maintain or grow our revenues, or if we are unable to reduce operating expenses sufficiently, we will not be able to achieve profitability in the near future or at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve profitability within a short period of time, or at all, or if we are unable to sustain profitability at satisfactory levels, our financial condition and stock price could be adversely affected.

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

We sell our products to retail locations in the United States and Canada through our direct sales team and a network of independent sales representatives in the United States and Canada, and internationally through our international distributors. We rely on these independent sales representatives and distributors to provide customer contacts and market our products directly to our customer base. Our independent sales representatives are not obligated to continue selling our products, and they may terminate their arrangements with us at any time, with limited notice. We currently do not have long-term agreements with most of our international distributors. Our ability to maintain or increase our sales will depend in large part on our success in developing and maintaining relationships with our independent sales representatives and our international distributors. It is possible that we may not be able to maintain or expand these relationships successfully or secure agreements with additional sales representatives or distributors on commercially reasonable terms, or at all. Any failure to develop and maintain our relationships with our independent sales representatives or our international distributors, and any failure of our independent sales representatives or international distributors to effectively market our products, could harm our sales.

If we are unable to recruit and retain key personnel necessary to operate our business, including Michael Marckx, our Chief Executive Officer, our ability to develop and market our products successfully may be harmed.

We are heavily dependent on our current executive officers and management team, including Michael Marckx, our Chief Executive Officer. The loss of any key employee, including Michael Marckx, or the inability to attract or retain qualified personnel, including product design and sales and marketing personnel, could harm our ability to sell and develop new products which could damage our brand. Our future success may also depend on our ability to attract and retain additional qualified management, design and sales and marketing personnel. We do not currently have key man insurance on any of our employees. If our management team is unable to execute our business strategy, our business may be harmed, which could adversely impact our branding strategy, product development strategy and sales.

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

Our performance depends on general economic conditions and their impact on consumer confidence and discretionary consumer spending, both domestically and internationally. Our business and financial performance, including our sales and the collection of our accounts receivable, may be adversely affected by any future weakness in economic activity and consumer spending in North America, Europe and in other regions of the world in which we do business. Further, economic factors such as a reduction in the availability of credit, increased or continuing unemployment levels, higher fuel and energy costs, rising interest rates, adverse conditions in the housing markets, financial market volatility, recession, reduced consumer confidence, savings rates, acts of terrorism, major epidemics and other factors affecting consumer spending behavior could adversely affect demand for our products. If consumer spending fails to increase, we may not be able to improve our sales. In addition, reduced consumer spending may cause us to lower prices or suffer increases in product returns, which would have a negative impact on gross profit.

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

We are continuously evaluating potential entries into or expansion of new product offerings. In expanding our product offerings, we intend to leverage our sales and marketing platform and customer base to develop these opportunities. While we believe we have generally been successful promoting our SPY® branded products in our target domestic and international markets. We cannot predict whether we will be successful in gaining market acceptance for any new products that we may develop, or those products anticipated to be introduced in the future. In addition, expansion of our business into new product offerings has required and will require us to incur significant sales and marketing and research and development expenses, and, in the case of our prescription frame and performance sport sunglass product lines, may target different retail and distribution sales channels where our SPY® brand could be weaker. These requirements could strain our management, financial and operational resources. Additional challenges that may affect our ability to expand our product offerings include our ability to:

•	increase awareness and popularity of, and the demand for, our existing brand;

•	establish awareness of and customer demand for any new brands or products we may introduce or acquire;

•	attract, acquire and retain customers at a reasonable cost;

•	achieve and maintain a critical mass of customers and orders across all of our product offerings;

•	maintain or improve our gross margins;

•	produce and receive product on-time and according to specification through third party manufacturers;

•	compete effectively in highly competitive markets; and

•	expand our international penetration through a traditional distribution model.

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

The vast majority of our business is at once and therefore we do not have significant backlog. We place orders with our manufacturers for the vast majority of our products prior to the time we receive orders for these products from our customers because the product purchase lead times required by our manufacturers is generally longer than our customer order fulfillment requirements. We do this to minimize purchasing costs, reduce the time necessary to fill customer orders and the risk of non-delivery.  We also maintain an inventory of selected products that we anticipate will be in high demand. We may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand have historically, and may in the future result in inventory write-downs and the sale of excess inventory at discounted prices, which could significantly impair our brand’s image and harm our operating results and financial condition.

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

The capacity of our manufacturers to manufacture our products is dependent in substantial part, upon the availability of raw materials used in the fabrication of sunglasses, goggles and prescription frames. Any shortage of raw materials or inability of a manufacturer to procure from other vendors or to manufacture or ship our products in a timely manner, or at all, could impair our ability to ship orders of our products in a timely manner and could cause us to miss the delivery requirements of our customers. As a result, we could experience cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could harm our net sales, result of operations and reputation. Our manufacturers may experience shortages of raw materials and other production delays, which have resulted in, and may in the future result in, delays in deliveries of our products of up to several months.

Any interruption or termination of our relationships with our manufacturers could harm our business.

Prior to 2013, we purchased the majority of our sunglass products from one manufacturer in China and to a lesser extent from one manufacturer in Italy (LEM S.r.l. or “LEM”) and several other manufacturers in China. In 2013, we purchased a greater portion of our sunglasses sourced from several manufacturers in China. The vast majority of our goggle products are manufactured by Korea OGK Co. Ltd. (“OGK”) in China. We expect to continue to manufacture a majority of our goggles through OGK for the foreseeable future. In addition, the lenses for our new Happy Lens™ products are currently available from only two manufacturers located in France and China. We do not have long-term agreements with any of our manufacturers. We cannot be certain that we will not experience difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs and failures to comply with our requirements for the proper utilization of our intellectual property. In addition, our international manufacturers are subject to economic, regulatory and market conditions in their respective countries. Most of our manufacturers have extended credit to us and there can be no assurances that they will continue to do so on commercially reasonable terms, or at all. If our relationship with any of our manufacturers is interrupted or terminated for any reason, including the failure of any manufacturer to perform its obligations to us, we would need to locate alternative manufacturing sources. The establishment of new manufacturing relationships involves numerous uncertainties, and we may not be able to obtain alternative manufacturing sources in a manner that would enable us to meet our customer orders on a timely basis or on satisfactory commercial terms. If we are required to change any of our major manufacturers, we would likely experience increased costs, substantial disruptions and delays in the manufacture and shipment of our products and a loss of net sales.

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

•
economic downturns in foreign countries or geographic regions in which our manufacturers are located, such as China and Italy, which among other things, may expose the operations of our manufacturers to risk and increase our manufacturing costs;

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

We sell a majority of our products in transactions denominated in U.S. dollars. We sell most of our products in Canada in transactions denominated in the Canadian dollar. During 2012, we sold to our direct customers and distributors in Europe in transactions denominated in Euros. Beginning January 1, 2013, we sold to our European distributors in U.S. dollars and no longer sell to direct retail customers. If the U.S. dollar strengthens against foreign currencies such as the Euro, Canadian dollar, or other foreign currencies in countries in which we have significant sales, then the price that our customers are willing to pay may require renegotiation in order for our distributors or customers to achieve their desired gross margin targets. Additionally, we purchase products from LEM in transactions denominated in Euros and some of our manufacturing suppliers purchase raw materials for our products, such as the Happy Lens™, denominated in foreign currencies. If the U.S. dollar weakens against the Euro in the future, our cost of products purchased from LEM or raw materials sourced from Europe to Chinese manufacturing suppliers, including the Happy Lens™, could increase. Additionally, the expenses of our wholly owned subsidiary SPY Europe could also increase.

Because the effect of foreign exchange rates on our financial results can be significant, we have engaged in the past, and could in the future engage in, certain hedging activities to mitigate the impact of the translation of foreign currencies on our financial results over time. Our hedging activities have in the past reduced, but have not eliminated, the effects of foreign currency fluctuations. Factors that could impact the effectiveness of our hedging activities include the volatility of currency markets and the availability of hedging instruments. The degree to which our financial results are affected has depended in part upon the effectiveness of our hedging activities. As of December 31, 2013, we were not engaged in any foreign currency hedging activities nor do we have any plans to do so in the future.

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

If we experience unexpected growth in our operations, our operational and financial systems, procedures and controls may need to be expanded and we may have to use or train and manage an increasing number of employees, any of which will distract our management team from our business plan and involve increased expenses. Our future success will depend substantially on the ability of our management team to manage any growth and spending effectively. These challenges may include:

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

The trading price of our common stock fluctuates due to numerous factors. Our stock is relatively illiquid, or “thinly traded,” which can enhance volatility in the share price and make it difficult for investors to buy or sell shares in the public market without materially affecting the quoted share price. For example, between January 1, 2012 and December 31, 2013, our stock has traded as high as $2.00 and as low as $1.01. In addition, the trading market for our common stock may be influenced by the public float that exists in our common stock from time to time. For example, as of December 31, 2013, we have approximately 13.2 million shares outstanding, approximately 9.3 million, or approximately 70.8% of those shares are held by four stockholders, with Costa Brava, The Integrity Brands Fund, L.P. and Harlingwood owning approximately 48.1%, 10.1%, and 5.4% of our outstanding shares, respectively, excluding 1.0 million and 1.2 million shares which Costa Brava and Harlingwood may acquire, respectively through conversion of outstanding debt into shares of common stock. If any of those investors were to decide to sell a substantial portion of their respective shares, it would place substantial downward pressure on our stock price. The limited trading in our stock may make it difficult for investors to sell their shares in the public market at any given time at prevailing prices.

We also have 3.1 million shares of our common stock reserved for issuance upon the exercise of outstanding stock options, of which 2.0 million were fully vested and exercisable as of December 31, 2013. Additionally, we have 2.2 million and 0.2 million shares reserved for issuance upon the conversion of outstanding convertible debt and warrants, respectively. Additionally, existing and future Accrued PIK Interest on the Harlingwood debt may also convert into common shares. Most of our outstanding shares may be sold on the open market, subject to certain volume and other limitations on shares held by affiliates pursuant to Rule 144 pursuant to the Securities Act of 1933, as amended.

Our common stock now trades on the over-the-counter market, which may impact the liquidity of our common stock and our ability to raise additional capital.

Our stock is currently quoted on the OTCQB marketplace. Selling our stock may be difficult because the limited trading market for our shares on the over-the-counter market could result in lower prices and larger spreads in the bid and ask prices of our shares, as well as lower trading volume. Our average trading volume for the quarter ending December 31, 2013 was less than 1,400 shares per trading day.  In addition, our ability to raise additional capital may be limited as a result of limited trading volume.

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

Four of our stockholders and affiliates controlled approximately 70.8% of our outstanding common stock as of December 31, 2013. Directors Seth Hamot, John Pound and Fir Geenen have direct or indirect control over approximately 49.1%, 10.5% and 5.5%, respectively, of our common stock. In addition, as of December 31, 2013 (i) Mr. Hamot may convert a portion of a promissory note that he beneficially owns through Costa Brava into 1.0 million shares of our common stock, which equates to approximately an additional 3.6% of our currently outstanding common stock and (ii) Mr. Geenen may convert a portion of a promissory note that he beneficially owns through Harlingwood into 1.2 million shares of our common stock, which equates to approximately an additional 8.1% of our currently outstanding common stock and additionally future Accrued PIK Interest on the Harlingwood debt may also be converted into common stock.  Our current executive officers, directors and their affiliates own or control, in the aggregate, approximately 77% of our outstanding common stock as of December 31, 2013. The interest of these stockholders may differ from that of minority holders. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

Our corporate headquarters totals 32,551 square feet and is located in Carlsbad, California. In April 2013, the Company amended this lease to (i) extend the expiration date to December 31, 2019, and (ii) have the right to terminate the lease commencing on April 1, 2015 with a nine month written notice.  The average monthly rent payments are approximately $32,000, which will increase by 3% per year after 2014.

We also lease one building in Varese, Italy which totals approximately 6,500 square feet with monthly lease payments of approximately €1,500 (approximately $2,065). This lease expires in March 2019 and has a 6-month notice period in the event we elect to terminate the lease prior to its expiration date. On March 10, 2014, we elected to terminate our lease, effective September 10, 2014.  In addition, we lease an office space totaling approximately 400 square feet in Vancouver, Canada at a monthly rate of CAD1,352 (approximately $1,313), which is subject to annual renewal.

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

Principal Market and Holders

Our common stock is quoted on the OTCQB marketplace under the symbol “XSPY” (and until February 15, 2012 it was quoted under the symbol ORNG.OB). At March 3, 2014, there were 75 stockholders of record of our common stock. Many of the holders are brokers and other institutions on behalf of stockholders, therefore we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

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

Common Stock Prices

On March 3, 2014, the closing sales price for our common stock was $1.10. The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock as quoted on the OTCQB marketplace.  Quotations for the common stock are market quotations that reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Stock Prices
	High	Low
2013
Fourth Quarter	$1.50	$1.20
Third Quarter	1.50	1.01
Second Quarter	1.50	1.12
First Quarter	1.61	1.35

2012
Fourth Quarter	$2.00	$1.01
Third Quarter	1.50	1.15
Second Quarter	1.65	1.25
First Quarter	1.80	1.45

Securities Authorized for Issuance under Compensation Plans

Set forth in the table below is certain information regarding the number of shares of our common stock that were subject to outstanding stock options or other compensation plan grants and awards as of December 31, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,090,801	$1.76	1,849,654

Total	3,090,801	$1.76	1,849,654

PART II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

SPY®, Spy Optic® and Spy® are the registered trademarks of SPY Inc. and its subsidiaries. O’Neill®, Margaritaville®, Melodies by MJB® and other brands, names and trademarks contained in this report are the property of their respective owners.

Overview

We happily design, market and distribute premium sunglasses, goggles and prescription frame eyewear, as well as apparel and other accessories.   In 1994, we began as a grassroots brand in Southern California with the goal of creating innovative and aesthetically progressive eyewear, and, in doing so, we believe we captured the imagination of the action sports market with authentic, distinctive, performance-driven products marketed and sold under the SPY® brand.  Today, we believe the SPY® brand, symbolized by the distinct “cross” logo, is a well recognized eyewear brand in its segment of the action sports industry, with a reputation for high quality products, style and innovation, most notably showcased in our Happy LensTM technology.

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

Year Ended December 31, 2013 and 2012

Net Sales

Consolidated net sales increased by $2.2 million or 6% to $37.8 million for the year ended December 31, 2013 from $35.6 million for the year ended December 31, 2012.

Sales of our SPY® brand products in North America and internationally increased by $2.6 million or 8% to $37.7 million during the year ended December 31, 2013 from $35.1 million for the year ended December 31, 2012. SPY® sales included approximately $2.8 million of sales during the year ended December 31, 2013 considered to be closeouts, defined as (a) older styles not in the current product offering, or (b) the sales of certain excess inventory of current products sold at reduced prices generally to closeout channels, compared to $2.6 million of such sales during the year ended December 31, 2012. A significant portion of the SPY® sales growth was from increased sales of our snow goggles and our prescription frame and product lines.

Sales of licensed brands (O’Neill®, Melodies by MJB® and Margaritaville®) during the year ended December 31, 2013 were $48,000 compared to $514,000 during the year ended December 31, 2012. All of our sales of licensed brands during the year ended December 31, 2013 and 2012 were considered to be closeout sales based on our decision during 2011 to cease making purchases of new licensed brand inventory. We sold all of our licensed brand products by March 31, 2013 and will have no sales of any of these licensed brand products in the future.

Sunglass sales represented approximately 69% and 74% of net sales during the year ended December 31, 2013 and 2012, respectively. Goggle sales represented approximately 22% of net sales during the year ended December 31, 2013 and 2012. Optical sales represented approximately 7% and 3% of net sales during the years ended December 31, 2013 and 2012, respectively. Apparel and accessories represented approximately 2% of net sales during the year ended December 31, 2013 and 1% during 2012. North America net sales represented 86% and 87% of total net sales for the years ended December 31, 2013 and 2012, respectively. International (excluding Canada) net sales represented 14% and 13% of total net sales for the years ended December 31, 2013 and 2012, respectively.

Cost of Sales and Gross Profit

Our consolidated gross profit increased by $2.4 million or 15% to $18.9 million for the year ended December 31, 2013 from $16.4 million for the year ended December 31, 2012, primarily attributable to the sales increase at a higher gross profit as a percent of sales in 2013, as discussed below.

Gross profit, as a percentage of net sales, increased to 50% for the year ended December 31, 2013, from 46% for the year ended December 31, 2012, primarily due to (i) improved overall sales mix of our higher margin products; (ii) a higher percentage of lower cost inventory purchases from China; (iii) lower overhead as a percentage of sales partially due to the consolidation of our European distribution center to North America; and (iv) higher margin sales on closeout products.

Sales and Marketing Expense

Sales and marketing expense decreased by $2.5 million or 18% to $11.3 million for the year ended December 31, 2013 from $13.8 million for the year ended December 31, 2012.  The decrease is principally attributable to: (i) a $1.6 million decrease in advertising, public relations, marketing events, and related marketing costs; and (ii) a $0.9 million decrease in sales and marketing salary and travel related expenses primarily for reductions in headcount.

General and Administrative Expense

General and administrative expense decreased by $0.2 million or 3% to $6.1 million for the year ended December 31, 2013, from $6.3 million for the year ended December 31, 2012. The decrease was primarily due to a reduction in expense related to employee related costs driven by lower headcount, general corporate matters and legal fees.  The decrease is partially offset by increased expenses during the year ended December 31, 2013 of $0.4 million related to: (i) a modification in the vesting period of certain stock options in connection with the resignation of two members of the board of directors which aggregated $0.1 million; and (ii) severance costs of $0.3 million attributable to an officer resignation.

Shipping and Warehousing Expense

Shipping and warehousing expense decreased by approximately $0.3 million or 30% to $0.5 million for the year ended December 31, 2013 from $0.8 million for the year ended December 31, 2012. The decrease was primarily due to lower employee related costs related to lower headcount.

Research and Development Expense

Research and development expense decreased by $0.1 million or 14% to $0.5 million for the year ended December 31, 2013 from $0.6 million for the year ended December 31, 2012. The $0.1 million  decrease was principally attributable to lower development expenses during 2013.

Restructuring

During the third quarter of 2012, we decided to take certain restructuring actions including (i) reducing the number of our employees, substantially all of which occurred during the second half of 2012, (ii) changing the direct portion of our European business into a distribution model and (iii) reducing anticipated spending for our marketing programs.  The employee reductions included reductions in shipping and warehousing, sales, marketing, and general and administrative staff by approximately 20 employees in North America and Europe substantially all of which occurred in 2012.  These actions reduced our spending and the levels of our sales required to break even on an operating basis, and are substantial contributing factors to our lower operating expenses during the year ended December 31, 2013.

Other Expense Net

Other expense net was $3.3 million for the year ended December 31, 2013, compared to other net expense of $2.2 million for the year ended December 31, 2012. The difference was primarily due to increased interest related to the borrowings from Costa Brava, Harlingwood and BFI. Beginning on January 1, 2012, the interest expense attributable to Costa Brava and Harlingwood borrowings was paid as Accrued PIK Interest, rather than cash, resulting in an increase to the outstanding principal balances due Costa Brava and Harlingwood.

Income Tax Provision

The income tax expense for the year ended December 31, 2013 and 2012 was approximately $1,600 and $8,000, respectively, and is mainly comprised of minimum taxes due in Italy. We have recorded a full valuation allowance for deferred tax assets both in the U.S. and in Italy at December 31, 2013 and 2012, respectively. During 2013, income tax expense was recorded in general and administration expense.

Liquidity and Capital Resources

We finance our working capital needs and capital expenditures through a combination of operating cash flows and revolving lines of credit provided by our lenders, all in the U.S. We have also required debt and equity financing because cash used by operations has been substantial due to ongoing net losses and other factors, including working capital requirements.

Cash on hand at December 31, 2013 was $0.7 million.  At December 31, 2013, we had a total of $25.7 million in debt under all lines of credit, capital leases and notes payable, of which $4.1 million was classified as short-term liabilities and $21.6 million was classified as long-term liabilities in the Company's Consolidated Balance Sheet.  Our primary debt arrangements as of December 31, 2013 are further described below in Short-Term Debt and Long-Term Debt.

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

Cash provided by operating activities for the year ended December 31, 2013 was $0.7 million, which consisted of a net loss of $2.9 million, adjustments for aggregate non-cash items of $4.2 million (primarily Accrued PIK Interest of $2.4 million, share-based compensation of $0.8 million, provision for doubtful accounts of $0.4 million, depreciation and amortization of $0.3 million and others of $0.3 million) and an aggregate $0.6 million used in working capital. Working capital changes include use of cash of $1.3 million from a net increase  in accounts receivable due to increase sales attributable to growth and seasonality and $0.2 million in accounts payable due to timing of payables. The use of cash from working capital is partially offset by sources  of cash from working capital of $0.9 million primarily related to increase in accrued expenses of $0.5 million due to timing of payments and decrease in inventory of $0.4 million due to increase in sales.

Cash  used in operating activities for the year ended December 31, 2012 was $5.2 million, which consisted of a net loss of $7.2 million, adjustments for aggregate non-cash items of $3.3 million (primarily Accrued PIK Interest of $1.8 million, share-based compensation of $0.7 million, depreciation and amortization of $0.5 million and others of $0.3 million) and an aggregate $1.3 million used by working capital.  Working capital and other activities includes uses of cash of $1.5 million primarily from (i) a $0.9 million increase in accounts receivable; (ii) a $0.4 million increase in prepaid expense and other current assets; (iii) $0.1 million of inventories; and (iv) $0.1 million in other uses. The uses in working capital and other activities were partially offset by sources of cash related to a net increase of $0.2 million in the net amount of accounts payable, accrued expenses and other liabilities, primarily due to the timing of vendor receipts.

Cash  used in investing activities during the year ended December 31, 2013 was $0.2 million, and was attributable to the purchase of property and equipment.

Cash  used in investing activities during the year ended December 31, 2012 was less than $0.2 million and was primarily attributable to the purchase of property and equipment.

Cash used in financing activities for the year ended December 31, 2013 was $0.7 million, and was attributable primarily to $0.6 million in reduction in debt under our BFI Line of Credit due to our improved liquidity and other debt reductions aggregating less than $0.1 million relate to lower capital lease balances due to normal principal payments.

Cash  provided by financing activities for the year ended December 31, 2012 was $5.6 million and was attributable primarily to $2.1 million in net proceeds received from our BFI line of credit, $2.5 million received from our Costa Brava line of credit and $1.5 million received from our Harlingwood convertible debt to fund our net loss and working capital requirements. These borrowings were partially offset by $0.5 million primarily due to the net repayment of our note payable to Rose Colored Glasses LLC associated with a settlement agreement in which, among other matters, we agreed to terminate our existing license agreement for Melodies by MJB® effective March 31, 2012.

Short-Term and Long-Term Debt Summary.  As of December 31, 2013, we had a total of $25.7 million in debt under all lines of credit, capital leases and notes payable.  A brief summary of our primary short-term and long-term debt facilities outstanding and available sources of liquidity from debt at December 31, 2013 is as follows:

•
BFI Line of Credit. A short-term line of credit with BFI with a maximum borrowing limit of $7.0 million. The maximum availability based on eligible accounts receivable and inventory at December 31, 2013 was $5.1 million, of which $4.0 million was outstanding at that date;

•
Costa Brava Term Note. A $7.0 million subordinated term loan with Costa Brava, of which $2.25 million is convertible into common stock; due April 1, 2015 as amended in May 2013. $7.0 million outstanding at December 31, 2013 (excluding Accrued PIK Interest of $2.1 million);

•
Costa Brava Line of Credit. A $9.0 million subordinated line of credit with Costa Brava, due April 1, 2015 as amended in May 2013; the total line of credit commitment of $10.0 million was reduced to $9.0 million in May 2013; $8.5 million outstanding as of December 31, 2013 (excluding Accrued PIK Interest of $2.1 million);

•
Harlingwood Notes. Two subordinated convertible term loans with Harlingwood aggregating $1.5 million, due April 1, 2015 as amended in May 2013. $1.5 million outstanding at December 31, 2013 (excluding Accrued PIK Interest of $0.2 million); and

•
Interest attributable to the Costa Brava Term Note and Costa Brava Line of Credit due subsequent to January 1, 2012, and on Harlingwood Notes has been and will continue to be paid by Accrued PIK Interest. Aggregate Accrued PIK Interest was $4.4 million at December 31, 2013 and is due April, 2015.

Each of our primary debt facilities is more fully described in Note 8, “Long-Term Debt”, in the notes to our Consolidated Financial Statements.

Future Capital Requirements

During the year ended December 31, 2013, we had positive cash flow from operations principally as a result of a significant reduction in operating expenses and increases in gross profit; however, we incurred significant negative cash flow from operations, operating and net losses and significant working capital requirements during and prior to the year ended December 31, 2012.   The Company anticipates that it will continue to have ongoing cash requirements to finance its seasonal and ongoing working capital requirements and net losses.

In order to finance its net losses and working capital requirements, we have relied and anticipate that we will continue to rely on the BFI Line of Credit and our credit facilities with Costa Brava.  In addition, we have relied on debt and equity financing from Harlingwood.  Costa Brava and Harlingwood are related parties.  (See Short-Term Debt and Long-Term Debt above and Note 13 "Related Party Transactions" in the Consolidated Financial Statements).

We believe that we will have sufficient cash on hand and cash available under existing credit facilities to enable us to meet our operating requirements for at least the next twelve months, if we are able to achieve some or a combination of the following: (i) achieve our desired sales growth and gross margin improvement, (ii) continue the improvements in the management of our working capital, and (iii) continue to manage and operate at reduced levels of our sales, marketing, general and administrative, and other operating expenses.  However, we will need to continue to access our existing credit facilities during the next twelve months to support our planned operations and working capital requirements, and intend to: (i) continue to borrow, to the extent available, from the BFI Line of Credit, (ii) if necessary, increase the level of our outstanding principal due to Costa Brava by borrowing up to the maximum amount available, including through the ongoing deferral of interest payments which otherwise would have been payable to Costa Brava periodically provided, in each case, that they remain available and on terms acceptable to us, and (iii) if necessary, we may need to raise additional capital through debt or equity financings.

We do not anticipate that we can generate sufficient cash from operations to repay the amounts due under the BFI Line of Credit, which is scheduled for its next annual renewal in February 2015, and the borrowings from Costa Brava and Harlingwood when they become due in April 2015.  Therefore, we will need to renew the BFI Line of Credit at its annual renewal in February 2015 and obtain permission to extend the maturity date of the Costa Brava and Harlingwood indebtedness beyond April 2015.  If we are unable to renew the BFI Line of Credit and further extend the maturity date of the Costa Brava and Harlingwood indebtedness, we will need to raise substantial additional capital through debt or equity financing to continue our operations.  No assurances can be given that any such financing will be available to us on favorable terms, if at all.  The inability to obtain debt or equity financing in a timely manner and in amounts sufficient to fund our operations, or the inability to renew the BFI Line of Credit if necessary, would have an immediate and substantial adverse impact on our business, financial condition or results of operations. Although we have a history of extending our maturity dates for Costa Brava and Harlingwood, and expect to obtain future extensions, the inability to extend the maturity date of Costa Brava and Harlingwood indebtedness would have an immediate and substantial adverse impact on our business, financial condition or results of operations.

Our access to additional financing will depend on a variety of factors (many of which we maintain little or no control over) such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of our long-term or short-term financial prospects.  The current economic environment could also cause lenders, vendors and other counterparties who provide credit to us to breach their obligations or otherwise reduce the level of credit granted to us, which could include, without limitation, lenders or other financial services companies failing to fund required borrowings under our credit arrangements.  If access to our existing credit facilities is not available or is not available on acceptable terms, we may not be able to fund our planned operations if we require such capital, which could have an adverse effect on our business.

Off-Balance Sheet Arrangements

We did not enter into any off-balance sheet arrangements during the years ended December 31, 2013 and 2012, nor did we have any off-balance sheet arrangements outstanding at December 31, 2013 and 2012.

Income Taxes

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on the level of historical operating results and the uncertainty of the economic conditions, we have recorded a full valuation allowance for SPY North America and SPY Europe at December 31, 2013 and December 31, 2012.

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

Backlog

Historically, purchases of sunglass, motocross and prescription frame eyewear products have not involved significant pre-booking activity.  Purchases of our snow goggle products are generally pre-booked and shipped during August to October.

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

We apply the following critical accounting policies in the preparation of our Consolidated Financial Statements:

Revenue Recognition and Reserve for Returns

Our revenue is primarily generated through sales of sunglasses, goggles, prescription frames, and apparel, net of returns and discounts.  Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.  These criteria are usually met upon delivery to our “common” carrier, which is also when the risk of ownership and title passes to our customers.

Generally, we extend credit to our customers after performing credit evaluations and do not require collateral. Our payment terms generally range from net-30 to net-90, depending on the country or whether we sell directly to retailers or to a distributor.  Our distributors are typically set up as prepay accounts; however, credit may be extended to certain distributors, sometimes upon receipt of a letter of credit.  Generally, our sales agreements with our customers, including distributors, do not provide for any rights of return or price protection.  However, we do approve returns on a case-by-case basis, in our sole discretion.  We record an allowance for estimated returns when revenue is recorded based on historical data and make adjustments when we consider it necessary.  The allowance for returns is calculated using a three step process that includes: (i) calculating an average of actual returns as a percentage of sales over a rolling twelve month period; (ii) estimating the average time period between a sale and the return of the product (13 months at December 31, 2013) and (iii) estimating the value of the product returned.  The reserve is calculated as the average return percentage times gross sales for the average return period less the estimated value of the product returned and adjustments are made as we consider necessary.  The average return percentages at December 31, 2013, the range of the weighted average cumulative return percentages over the past two years and the effect on the liability and net sales if the highest average percentage over the past years had been used at December 31, 2013 are shown below in our sensitivity analysis.  Historically, actual returns had been within our expectations.  If future returns are higher than our estimates, our earnings would be adversely affected.

	Sales Return Reserve Sensitivity Analysis
	(A)	(B)
	Average Returns % at December 31, 2013	Average Returns % Range during past two years

SPY	6.7%	5.0% — 6.7%

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

Inventories

Inventories consist primarily of finished products, including sunglasses, goggles, prescription frames, apparel and accessories, product components such as replacement lenses along with purchasing and quality control costs.  Inventory items are carried on the books at the lower of cost or market and first-in first-out method for our distribution business.  Periodic physical counts of inventory items are conducted to help verify the balance of inventory.

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

Recently Issued Accounting Principles

Effective January 1, 2013, we adopted the Financial Accounting Standards Board ("FASB") authoritative guidance for Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI"), which requires an entity to report, in one place, information about reclassifications out of AOCI and to present reclassifications by component when reporting changes in AOCI balances. Other than additional disclosure requirements, the adoption of this guidance did not have a material impact on our consolidated financial statements. Reclassifications out of AOCI for the years ended December 31, 2013 and 2012 were not material.

In July 2013, the FASB issued authoritative guidance for Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. We intend to adopt this guidance at the beginning of our first quarter of fiscal year 2014, and do not believe the adoption of this guidance will have a material impact on our consolidated financial statements or related financial statement disclosures.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SPY INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
SPY Inc. and Subsidiaries
Carlsbad, California

We have audited the accompanying consolidated balance sheets of SPY Inc. (a Delaware corporation) and its subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, stockholders’ deficit and cash flows for the years then ended. We have also audited the financial statement schedule listed at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPY Inc. and its subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule listed at Item 15(a) presents fairly, in all material respects, the information set forth therein.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
March 20, 2014

SPY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Thousands, except number of shares and per share amounts)

	December 31,
	2013	2012
Assets
Current assets
Cash	$686	$818
Accounts receivable, net	6,543	5,611
Inventories, net	5,872	6,274
Prepaid expenses and other current assets	680	770
Income taxes receivable	3	16

Total current assets	13,784	13,489
Property and equipment, net	438	446
Intangible assets, net of accumulated amortization of $782 and $727 at December 31, 2013 and 2012, respectively	72	127
Other long-term assets	63	85

Total assets	$14,357	$14,147
Liabilities and Stockholders’ Deficit
Current liabilities
Line of credit	$4,024	$4,591
Current portion of capital leases	77	49
Current portion of notes payable	16	15
Accounts payable	1,302	1,459
Accrued expenses and other liabilities	3,069	2,604

Total current liabilities	8,488	8,718
Capital leases, less current portion	92	102
Notes payable, less current portion	16	32
Notes payable to stockholders	21,452	19,078

Total liabilities	30,048	27,930
Commitments and contingencies
Stockholders’ deficit
Preferred stock: par value $0.0001; 5,000,000 authorized; none issued	—	—
Common stock: par value $0.0001; 100,000,000 shares authorized; 13,184,876 and 13,098,374 shares issued and outstanding at December 31, 2013 and 2012, respectively	1	1
Additional paid-in capital	45,331	44,403
Accumulated other comprehensive income	520	494
Accumulated deficit	(61,543)	(58,681)

Total stockholders’ deficit	(15,691)	(13,783)

Total liabilities and stockholders’ deficit	$14,357	$14,147

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Thousands, except per share amounts)

	Year Ended December 31,
	2013	2012

Net sales	$37,782	$35,609
Cost of sales	18,921	19,189

Gross profit	18,861	16,420
Operating expenses:
Sales and marketing	11,314	13,814
General and administrative	6,112	6,285
Shipping and warehousing	534	767
Research and development	502	587
Other operating expense	—	—

Total operating expenses	18,462	21,453

Income (loss) from operations	399	(5,033)
Other expense:
Interest expense	(2,966)	(2,388)
Foreign currency transaction (loss) gain	(290)	137
Other (expense) income	(5)	50

Total other expense	(3,261)	(2,201)

Loss before provision for income taxes	(2,862)	(7,234)
Income tax provision	—	8

Net loss	$(2,862)	$(7,242)

Net loss per share of Common Stock
Basic	$(0.22)	$(0.56)
Diluted	$(0.22)	$(0.56)

Shares used in computing net loss per share of Common Stock
Basic	13,155	13,047
Diluted	13,155	13,047

Other comprehensive income (loss):
Foreign currency translation adjustment	$(239)	$(109)
Unrealized gain on foreign currency exposure of net investment in foreign operations	$265	$132

Total other comprehensive income	26	23

Comprehensive loss	$(2,836)	$(7,219)

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2011	12,955	$1	$43,492	$471	$(51,439)	$(7,475)
Vesting of restricted stock awards	15	—	—	—	—	—
Shares issued to Board of Director’s in lieu of cash payments	95	—	148	—	—	148
Exercise of stock option	33	—	30	—	—	30
Share-based compensation	—	—	697	—	—	697
Beneficial conversion feature on note payable to stockholder	—	—	36	—	—	36
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(109)	—	(109)
Unrealized gain on foreign currency exposure of net investment in foreign operations	—	—	—	132	—	132
Net loss	—	—	—	—	(7,242)	(7,242)

Balance at December 31, 2012	13,098	$1	$44,403	$494	$(58,681)	$(13,783)
Shares issued to Board of Director’s in lieu of cash payments	77	—	107	—	—	107
Exercise of stock option	10	—	7	—	—	7
Share-based compensation	—	—	814	—	—	814
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(239)	—	(239)
Unrealized gain on foreign currency exposure of net investment in foreign operations	—	—	—	265	—	265
Net loss	—	—	—	—	(2,862)	(2,862)
Balance at December 31, 2013	13,185	$1	$45,331	$520	$(61,543)	$(15,691)

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
	Year Ended December 31,
	2013	2012
Operating Activities
Net loss	$(2,862)	$(7,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	312	458
Paid-in-kind interest	2,373	1,846
Share-based compensation	814	697
Shares issued to Board of Director’s in lieu of cash payments	107	148
Provision for doubtful accounts	414	112
Loss (gain) on disposal of property and equipment	9	(21)
Impairment of property and equipment	—	7
Foreign currency transaction loss	26	24
Amortization of debt discount	98	58
Change in operating assets and liabilities:
Accounts receivable, net	(1,347)	(864)
Inventories, net	402	(84)
Prepaid expenses and other current assets	11	(365)
Other assets	4	(29)
Accounts payable	(156)	(123)
Accrued expenses and other liabilities	465	(158)
Income taxes payable/receivable	13	(25)
Net cash provided by (used in) operating activities	683	(5,245)
Investing Activities
Purchases of property and equipment	(154)	(146)
Proceeds from sale of property and equipment	—	24
Purchases of intangibles	—	(102)
Net cash used in investing activities	(154)	(224)
Financing Activities
Line of credit borrowings, net	(567)	2,108
Principal payments on notes payable	(15)	(514)
Proceeds from issuance of notes payable to stockholders	—	4,000
Principal payments on capital leases	(86)	(64)
Proceeds from exercise of stock options	7	30
Net cash (used in) provided by financing activities	(661)	5,560
Effect of exchange rate changes on cash	—	—
Net (decrease) increase in cash	(132)	91
Cash at beginning of year	818	727
Cash at end of year	$686	$818

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$512	$542
Income taxes	$2	$37
Summary of non-cash financing and investing activities:
Board of directors fees paid in fully vested non-restricted stock awards	$107	$148
Accrued paid-in kind interest reclassified into notes payable	$—	$233
Acquisition of property and equipment through capital leases	$103	$—
Beneficial conversion feature on note payable to stockholder	$—	$36

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Significant Accounting Policies

Description of Business

SPY Inc. (the “Company”) happily designs, markets and distributes premium sunglasses, goggles and prescription frame eyewear, as well as apparel and other accessories.  In 1994, the Company began as a grassroots brand in Southern California with the goal of creating innovative and aesthetically progressive eyewear, and, in doing so, the Company believes it captured the imagination of the action sports market with authentic, distinctive, performance-driven products marketed and sold under the SPY® brand.  Today, the Company believes the SPY® brand, symbolized by the distinct “cross” logo, is a well recognized eyewear brand in its segment of the action sports industry, with a reputation for high quality products, style and innovation, most notably showcased in its Happy LensTM technology.

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

Capital Resources

During the year ended December 31, 2013, the Company had positive cash flow from operations principally as a result of a significant reduction in operating expenses and increases in gross profit; however, the Company incurred significant negative cash flow from operations, operating and net losses, and had significant working capital requirements during and prior to the year ended December 31, 2012. The Company anticipates that it will continue to have ongoing cash requirements to finance its seasonal and ongoing working capital needs and net losses.

In order to finance the Company's net losses and working capital requirements, the Company has relied and anticipates that it will continue to rely on SPY North America’s credit line with BFI Business Finance (“ BFI ”) (the “BFI Line of Credit ”) and its credit facilities with Costa Brava Partnership III, L.P. (“ Costa Brava ”).  In addition, SPY North America has relied on debt and equity financing from Harlingwood (Alpha), LLC (“Harlingwood ”).  Costa Brava and Harlingwood are related parties.  The total outstanding indebtedness of the Company was $25.7 million and $23.9 million at December 31, 2013 and 2012 respectively.  (See Note 6 “ Short-Term Debt ”, Note 7  "Long-Term Debt" and Note 13  "Related Party Transactions")

The Company believes it will have sufficient cash on hand and cash available under existing credit facilities to enable the Company to meet its operating requirements for at least the next twelve months, if the Company is able to achieve some or a combination of the following factors: (i) achieve its desired sales growth, (ii) continue the improvements in the management of working capital, and (iii) continue to manage and operate the Company at reduced levels of sales, marketing, general and administrative, and other operating expenses.  However, the Company will need to continue to access its existing credit facilities during the next twelve months to support its planned operations and working capital requirements, and intends to (i) continue to borrow, to the extent available, from the BFI Line of Credit, (ii) increase the level of outstanding principal due to Costa Brava by borrowing up to the maximum amount available, including through the ongoing deferral of interest payments which otherwise would have been payable to Costa Brava periodically, provided, in each case, that they remain available and on terms acceptable to the Company, (iii) extend our maturity dates with Costa Brava and Harlingwood, and (iv) if necessary, may need to raise additional capital through debt or equity financings.

The Company does not anticipate that it can generate sufficient cash from operations to repay the amounts due under the BFI Line of Credit which is scheduled to renew in February 2015, and the borrowings from Costa Brava and Harlingwood due in April 2015, consisting of (i) $15.5 million aggregate original principal borrowings from Costa Brava and the $1.5 million in borrowings from Harlingwood as of December 31, 2013, (ii) an additional amount of over $4.2 million and $0.2 million, respectively of unpaid interest related to Costa Brava and Harlingwood, which was added to principal as of December 31, 2013, and (iii) the future Accrued PIK Interest due to Costa Brava and Harlingwood that will also be added to principal.  The Company will therefore need to renew the BFI Line of Credit at its annual renewal in February 2015 and obtain permission to extend the April 2015 maturity date of the Costa Brava and Harlingwood indebtedness. If the Company is unable to renew the BFI Line of Credit and extend the maturity date of the Costa Brava and Harlingwood indebtedness, it will need to raise substantial additional capital through debt or equity financing to continue its operations. No assurances can be given that any such financing will be available to the Company on favorable terms, if at all. The inability to obtain debt or equity financing in a timely manner and in amounts sufficient to fund the Company’s operations, or the inability to renew the BFI Line of Credit or to extend the maturity date of the Costa Brava and Harlingwood indebtedness, if necessary, would have an immediate and substantial adverse impact on the Company’s business, financial condition and results of operations.

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

Inventories

Inventories consist primarily of raw materials and finished products, including sunglasses, goggles, prescription frames, apparel and accessories, product components such as replacement lenses and purchasing and quality control costs. Inventory items are carried on the books at the lower of cost or market and the first in first out method for the Company’s distribution business. Periodic physical counts of inventory items are conducted to help verify the balance of inventory. A reserve is maintained for obsolete or slow moving inventory. Products are reserved at certain percentages based on their probability of selling, which is estimated based on current and estimated future customer demands and market conditions.

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

Intangible assets consist of trademarks and patents at December 31, 2013 and 2012, which are being amortized on a straight-line basis over 3.0 to 8.3 years. Amortization expense was approximately $55,000 and $40,000 for the years ended December 31, 2013 and 2012, respectively. Amortization expense related to intangible assets in each of the next four years is expected to be incurred as follows:

Year Ending December 31,	(Thousands)
2014	$35
2015	34
2016	3
Total	$72

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may differ. If the sum of the undiscounted cash flows is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company’s assessment of recoverability. Numerous factors, including changes in the Company’s business, industry segment or the global economy could significantly impact management’s decision to retain, dispose of or idle certain of its long-lived assets. For the years ended December 31, 2013 and 2012, the Company recorded impairment charges of approximately $0 and $7,000, respectively. See Note 4 “Property and Equipment”, for information regarding asset impairment charges recognized by the Company. At December 31, 2013 and 2012, no impairment of the intangible assets had occurred and the amortization periods remain appropriate.

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

Advertising

The Company expenses advertising costs as incurred. Total advertising expense was approximately $394,000 and $819,000 for the years ended December 31, 2013 and 2012, respectively.

Product Warranty

The Company warrants its products for one year. The standard warranty requires the Company to replace any product or portion thereof that is deemed a manufacturer’s defect. The Company records warranty expense as incurred and records the expense in cost of sales. Based on historical evidence and future estimates, warranty expense is considered to be immaterial to the consolidated financial statements and therefore no accrual was recorded as of December 31, 2013 and December 31, 2012.

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

	Year Ended December 31,
	2013	2012
	(Thousands)
Weighted average common shares outstanding—basic	13,155	13,047
Assumed conversion of dilutive stock options, restricted stock, convertible debt and warrants	—	—

Weighted average common shares outstanding—dilutive	13,155	13,047

The following potentially dilutive instruments were not included in the diluted per share calculation for periods presented as their inclusion would have been antidilutive:

	Year Ended December 31,
	2013	2012
	(Thousands)
Stock options	3,091	2,692
Warrants	244	244
Convertible debt	2,240	2,100

Total	5,575	5,036

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2013 and 2012 in each jurisdiction where it cannot conclude that it is more likely than not that those assets will be realized.

Royalties

The Company has several royalty agreements with third parties, including agreements with several athletes to use them in endorsing or advertising several of its products. Royalty expense during the years ended December 31, 2013 and 2012 was approximately $0.5 million and $0.3 million, respectively.

Comprehensive Income

Comprehensive income (loss) represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive income (loss). Total comprehensive loss for the years ended December 31, 2013 and 2012 was approximately $2.8 million and $7.2 million, respectively.

The components of accumulated other comprehensive income, net of tax, are as follows:

	December 31,
	2013	2012
	(Thousands)
Equity adjustment from foreign currency translation	$275	$515
Unrealized gain on foreign currency exposure of net investment in foreign operations	245	(21)

Accumulated other comprehensive income	$520	$494

Share-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Consolidated Statements of Operations over the period during which the employee is required to provide service in exchange for the award- the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes option-pricing valuation model adjusted for the unique characteristics of those instruments.

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

Recently Issued Accounting Pronouncements

Effective January 1, 2013, we adopted the Financial Accounting Standards Board ("FASB") authoritative guidance for Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI"), which requires an entity to report, in one place, information about reclassifications out of AOCI and to present reclassifications by component when reporting changes in AOCI balances. Other than additional disclosure requirements, the adoption of this guidance did not have a material impact on our consolidated financial statements. Reclassifications out of AOCI for the years ended December 31, 2013 and 2012 were not material.

In July 2013, the FASB issued authoritative guidance for Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. We intend to adopt this guidance at the beginning of our first quarter of fiscal year 2014, and do not believe the adoption of this guidance will have a material impact on our consolidated financial statements or related financial statement disclosures.

2.  Accounts Receivable

Accounts receivable consisted of the following:

	December 31,
	2013	2012
	(Thousands)
Trade receivables	$8,539	$7,488
Less allowance for doubtful accounts	(369)	(305)
Less allowance for returns	(1,627)	(1,572)

Accounts receivable, net	$6,543	$5,611

3.  Inventories

Inventories consisted of the following:

	December 31,
	2013	2012
	(Thousands)
Raw materials	$11	$13
Finished goods	5,861	6,261

Inventories, net	$5,872	$6,274

The Company’s balances are net of an allowance for excess and obsolete inventories of approximately $0.2 million and $0.6 million at December 31, 2013 and 2012, respectively.

4.  Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2013	2012
	(Thousands)
Displays	$73	$70
Molds and tooling	1,055	956
Buildings and leasehold improvements	314	366
Computer equipment and software	1,277	1,384
Furniture and fixtures	132	218
Vehicles	327	348

	3,178	3,342
Less accumulated depreciation and amortization	(2,740)	(2,896)

Property and equipment, net	$438	$446

Impairment charges of $0 and $7,000 were recorded during the year ended December 31, 2013 and 2012, respectively, primarily related to molds and tooling no longer in service, which is recorded under the caption “Cost of Sales” in the accompanying Consolidated Statements of Operations.

Depreciation expense was approximately $0.2 million and $0.4 million for the years ended December 31, 2013 and 2012, respectively.

5.  Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,
	2013	2012
	(Thousands)
Compensation and benefits	$671	$1,004
Production and warehouse	868	321
Sales and marketing	678	414
Commissions	234	156
Interest	45	96
Other	226	405
Customers with credit balances	301	98
Professional fees	46	110

Total	$3,069	$2,604

6.  Short-Term Debt

SPY North America has a Loan and Security Agreement with BFI with a maximum borrowing limit of $7.0 million.  The maximum availability was $5.1 million and $5.7 million at December 31, 2013 and December 31, 2012, respectively, of which SPY North America had borrowed $4.0 million and $4.6 million, respectively, as of those dates. The BFI Line of Credit renews annually in February for one additional year unless otherwise terminated by either SPY North America or BFI. The Company had $1.1 million and $1.1 million in unused availability as of December 31, 2013 and December 31, 2012, respectively.

 Actual borrowing availability under the BFI Line of Credit is based on eligible trade receivable and inventory levels of SPY North America, subject to the following limitations: (i) up to 80% of eligible United States accounts receivable, (ii) 80% of eligible Canadian receivables, and (iii) 40% of eligible United States inventory, provided, however, such amount does not exceed 50% of eligible United States and Canadian accounts receivable and does not exceed the maximum inventory borrowing range limits of $1.5 million to $2.0 million, depending on seasonality.  Borrowings under the BFI Line of Credit bear interest at a rate per annum equal to the prime rate as reported in the Western Edition of The Wall Street Journal from time to time plus 2.5%, with a minimum monthly interest charge of $2,000. The interest rate was 5.75% per annum at December 31, 2013. SPY North America granted BFI a security interest in substantially all of SPY North America’s assets, and substantially all of the Company’s accounts receivable and inventories to secure BFI’s position under the BFI Line of Credit.  Additionally, the obligations under the BFI Line of Credit are guaranteed by SPY Inc.  In February 2014, the Company renewed the BFI line that resulted in the following changes: (i) a reduction of our interest rate (prime rate plus 1.75%), (ii) increased our inventory borrowings to the lessor of $2.5 million, 50% of eligible United States and Canadian eligible accounts receivable or 50% of eligible United States inventory and (iii) allows for advances against eligible foreign accounts receivable (other than Canadian accounts receivable) of up to $0.4 million and (iv) increased borrowing on eligible dating programs to 70%.

 The BFI Line of Credit imposes certain covenants on SPY North America, including, but not limited to, covenants requiring SPY North America to provide certain periodic reports to BFI, to inform BFI of certain changes in the business, to refrain from incurring additional debt in excess of $100,000 and to refrain from paying dividends.  The BFI Line of Credit also contains cross default provisions. BFI may declare SPY North America in default if SPY North America experiences a material adverse change in its business, financial condition, or in its ability to perform the obligations owed under the BFI Line of Credit.  BFI’s prior consent, which BFI will not unreasonably withhold, is required in the event that SPY North America seeks additional debt financing, including debt financing subordinate to BFI.  SPY North America has also established bank accounts in BFI’s name in the United States and Canada into which collections on accounts receivable and other collateral are deposited (the “Collateral Accounts”).  Pursuant to the deposit control account agreements between BFI and SPY North America, BFI is entitled to sweep all amounts deposited into the Collateral Accounts and apply the funds to outstanding obligations under the BFI Line of Credit; provided that BFI is required to distribute to SPY North America any amounts remaining after payment of all amounts due under the BFI Line of Credit.  SPY North America was in compliance with all covenants under the BFI Line of Credit at December 31, 2013.

At December 31, 2013 and 2012, approximately $2.6 million and $3.0 million, respectively, of the outstanding borrowings were attributable to accounts receivable. At December 31, 2013 and 2012, approximately $4.5 million and $5.7 million, respectively, of related accounts receivable were collateralized in connection with the outstanding borrowings.

At December 31, 2013 and 2012, approximately $1.4 million and $1.6 million, respectively, of the outstanding borrowings were attributable to inventory. At December 31, 2013 and 2012, approximately $4.2 million and $4.6 million, respectively, of related inventory were collateralized in connection with the outstanding borrowings.

7.  Long-Term Debt

Costa Brava Term Note

SPY North America issued a promissory note to Costa Brava in the principal amount of $7.0 million (“Costa Brava Term Note”), which amount was outstanding at December 31, 2013 and 2012 (excluding Accrued PIK Interest, as defined below, of $2.1 million and $1.2 million, respectively).  The Costa Brava Term Note was amended in May 2013 to extend the due date from April 1, 2014 to April 1, 2015.  This amendment was accounted for as a modification of debt, in accordance with authoritative guidance.  The Costa Brava Term Note is subordinate to the BFI Line of Credit, pursuant to the terms of a debt subordination agreement between Costa Brava and BFI.

Interest attributable to the Costa Brava Term Note accrues daily at a rate equal to 12% per annum.  On January 1, 2012, SPY North America began paying monthly interest payments in kind, as an addition to the outstanding principal amount due, rather than making interest payments in cash (“Accrued PIK Interest”).  The Costa Brava Term Note also requires that SPY North America pay a facility fee equal to 1% of the outstanding principal amount in cash (without giving effect to the Accrued PIK Interest) annually on December 31, and on the revised maturity date. As of December 31, 2013, the company paid a facility fee of $70,000 to Costa Brava under the term note.

During the term of the Costa Brava Term Note, Costa Brava may, at its discretion, convert up to $2,250,000 of the principal amount of the Costa Brava Term Note (excluding the Accrued PIK Interest) into shares of the Company’s common stock at a conversion price of $2.25 per share. (See Note 13 “Related Party Transactions”).

Costa Brava Line of Credit

SPY North America has an additional $9.0 million line of credit from Costa Brava (“Costa Brava Line of Credit”) of which $8.5 million was outstanding at December 31, 2013 and 2012 (excluding Accrued PIK Interest of $2.1 million and $0.9 million, respectively).  The Costa Brava Line of Credit was amended in May 2013 to: (i) extend the due date from April 1, 2014 to April 1, 2015 and (ii) to reduce Costa Brava’s maximum line of credit commitment from $10.0 million to $9.0 million.  This amendment was accounted for as a modification of debt, in accordance with authoritative guidance.  The Costa Brava Line of Credit is subordinate to BFI Line of Credit, pursuant to the terms of a debt subordination agreement between Costa Brava and BFI.

Interest on the outstanding borrowings under the Costa Brava Line of Credit accrues daily at a rate equal to 12% per annum.  On January 1, 2012, SPY North America began paying monthly interest payments in kind, as an addition to the outstanding principal amount due, rather than making interest payments in cash.  Monthly interest accrued prior to January 1, 2012 was paid in cash.

In addition, the Costa Brava Line of Credit, as amended, requires that SPY North America pay a facility fee as of June 21 of each year and on the revised maturity date of April 1, 2015, calculated as the lesser of (i) 1% of the average daily outstanding principal amount owed under the note (excluding Accrued PIK Interest) for the 365 day period ending on such payment date or (ii) $90,000.  In July 2013, the company paid a facility fee of approximately $82,000 to Costa Brava under this Line of Credit and had approximately $45,000 in accrued expenses and other liabilities related to this Line of Credit as of December 31, 2013.

Costa Brava Loans

The total outstanding borrowings under all credit facilities entered into with Costa Brava at December 31, 2013 and 2012 was $15.5 million (excluding $4.2 million and $2.0 million of Accrued PIK Interest, respectively).  The Costa Brava Term Loan and Costa Brava Line of Credit are pari passu with respect to the rights and preferences of the Harlingwood Notes (defined below).

Harlingwood Convertible Debt

In 2012, SPY North America entered into convertible note purchase agreements with Harlingwood under which SPY North America issued two promissory notes to Harlingwood in the principal amounts of $1.0 million and $0.5 million (“Harlingwood Notes”).  Total outstanding borrowings under the Harlingwood Notes at December 31, 2013 and 2012 were $1.5 million (excluding Accrued PIK Interest of $0.2 million and less than $0.1 million, respectively).  The Harlingwood Notes were amended in May 2013 to extend the due date from April 1, 2014 to April 1, 2015.  This amendment was accounted for as a modification of debt, in accordance with authoritative guidance.  The Harlingwood Notes are subordinate to the amounts owed by SPY North America under the BFI Line of Credit, pursuant to the terms of a debt subordination agreement between Harlingwood and BFI.

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

The principal amount due under the Harlingwood Notes (including Accrued PIK Interest) is convertible into shares of the Company’s common stock at $1.40 per share, subject to adjustment for stock splits or stock dividends.  The Harlingwood Notes contain standard representations, warranties and reporting requirements that are customary for financings of this type, and cross default provisions with respect to the Costa Brava indebtedness.  SPY North America was in compliance with all covenants under the Harlingwood Notes at September 30, 2013. The Harlingwood Notes are pari passu with the respect to the rights and preferences of Costa Brava Term Note and Costa Brava Line of Credit.  (See Note 13 “Related Party Transactions”).

Notes payable at December 31, 2013 consist of the following:

(Thousands)
Costa Brava Term Loan (subordinated debt, of which up to $2.25 million is convertible into shares of common stock at a conversion price of $2.25 per share)	$10,579
Costa Brava Line of Credit (subordinated debt)	9,137
Harlingwood Notes (subordinated convertible debt, all of which is convertible into shares of common stock at a conversion price of $1.40 per share )	1,736
Secured note payable for vehicle purchases, 4.69% interest rate with monthly payments of $1,400 due through December 2015, secured by vehicles	32
Subtotal	21,484
Less current portion	16

Notes payable, less current portion	$21,468

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

Future minimum payments under all long-term debt agreements are as follows:

Year ended December 31,	(Thousands)
2014	$16
2015	21,468
Total minimum debt payments	$21,484

8.  Stockholders’ Equity (Deficit)

Common Stock

During 2013 and 2012, an aggregate of 76,502 and 94,736 shares of common stock, respectively, were issued to individuals upon vesting of restricted stock awards. During 2013 and 2012, approximately 10,000 and 33,000 shares of common stock, respectively, were issued to individuals upon exercise of stock options.

Shares Reserved

The Company had 100,000,000 authorized shares of common stock at December 31, 2013. The table below outlines common shares reserved for future issuance:

(Thousands)
Total Authorized Shares	100,000
Common shares issued	(13,185)
Shares reserved for future issuance:
Stock options outstanding	(3,091)
Warrant	(244)
Conversion option for Costa Brava promissory note without paid in kind interest	(1,000)
Conversion option for Harlingwood promissory note with accrued paid in kind interest	(1,240)

Remaining Authorized Shares	81,240

9.  Fair Value of Financial Instruments

Certain financial instruments are carried at cost on the Company’s Consolidated Balance Sheet, which approximates fair value due to their short-term, highly liquid nature. The Company’s financial instruments include cash, accounts receivable and payable, short-term borrowings, accrued expenses, other short-term liabilities, capital leases, notes payable and related party debt. The carrying amount of these instruments approximates fair value because of their short-term nature. The carrying value of the Company’s long-term debt, including the current portion, approximates fair value as of December 31, 2013 and 2012.

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

Stock Option Activity

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(Thousands)
Options outstanding at December 31, 2011	2,439,967	$1.97
Granted	805,000	$1.57
Exercised	(33,200)	$0.92
Expired	(219,299)	$2.34
Forfeited	(300,835)	$1.68

Options outstanding at December 31, 2012	2,691,633	$1.86
Granted	750,000	$1.30
Exercised	(10,000)	$0.65
Expired	(81,667)	$1.57
Forfeited	(259,165)	$1.64

Options outstanding at December 31, 2013	3,090,801	1.76	6.80	$493

Options exercisable at December 31, 2013	2,013,309	$1.94	5.68	$357

Information regarding stock options outstanding as of December 31, 2013 is as follows:

	Options Outstanding			Options Exercisable
Price Range	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Shares	Weighted- Average Exercise Price
$0.65 - $0.90	348,967	$0.84	4.38	348,967	$0.84
$0.94 - $1.20	241,000	$0.98	5.24	216,000	$0.95
$1.25	711,667	$1.25	8.06	161,672	$1.25
$1.31-$1.46	370,000	$1.39	8.84	176,667	$1.43
$1.50 - $1.60	480,834	$1.54	7.92	385,007	$1.53
$1.65 - $1.80	366,667	$1.76	6.47	226,667	$1.75
$1.85-$2.20	321,666	$1.96	7.25	248,329	$1.95
$3.19-$5.95	120,000	$4.09	3.70	120,000	$4.09
$$6.46	60,000	$6.46	3.45	60,000	$6.46
$8.75	70,000	$8.75	.95	70,000	$8.75

Total	3,090,801	$1.76	6.80	2,013,309	$1.94

Intrinsic value is defined as the difference between the relevant current market value of the Company’s common stock and the grant price for options with exercise prices less than the market values on such dates.  During the years ended December 31, 2013 and 2012, there were 10,000 and 33,000 stock options exercised.  The Company received cash proceeds of $7,000 and $30,000 related to the stock options exercised during the years ended December 31, 2013 and 2012, respectively.  The intrinsic value of stock options exercised was approximately $6,000 and $13,000 during the years ended December 31, 2013 and 2012, respectively.

During the year ended December 31, 2013, the Company modified 276,667 options in connection with the resignation of two members of the board of directors and one officer.  The modifications, which resulted in an extension of the term that the board members and officer are allowed to exercise stock options, resulted in approximately $152,000 of incremental share-based compensation expense during the year ended December 31, 2013, which excludes an offset of approximately $30,000 related to forfeited officer stock options.

Restricted Stock Award Activity

The Company periodically issues restricted stock awards to certain directors and key employees subject to certain vesting requirements based on future service. Fair value is calculated using the Black-Scholes option-pricing valuation model (single option approach). Although there was no restricted stock award activity during the year ended December 31, 2013, the Company did award and issue 76,502 fully vested, non-restricted shares at a $1.40 weighted-average grant date fair value, which resulted in approximately $107,000 of share-based compensation expense during year ended December 31, 2013. These shares were issued to certain members of the Company’s board of directors in lieu of cash payment for quarterly board fees.   In addition, although there was no restricted stock award activity during the year ended December 31, 2012, the Company did award and issue 94,736 fully vested non-restricted shares at a $1.56 weighted-average grant date fair value, which resulted in approximately $148,000 of share-based compensation expense during year ended December 31, 2012.

Information regarding stock award activity is presented as follows:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2011	—	$—
Awarded	94,736	1.56
Released	(94,736)	1.56

Non-vested at December 31, 2012	—	$—
Awarded	76,502	1.40
Released	(76,502)	1.40

Non-vested at December 31, 2013	—	$—

 The Company recognized the following share-based compensation expense during the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
	(Thousands)
Stock options
General and administrative	$629	$383
Cost of sales	22	16
Selling and marketing	145	281
Shipping and warehousing	4	4
Research and development	14	13
Total share-based compensation for stock options	814	697
Restricted stock
General and administrative (Board of Director’s fees in lieu of cash payments)	107	148
Total share-based compensation for restricted stock	107	148

Total share-based compensation expense	921	845
Income tax benefit (pro-forma)	(313)	(287)

Total share-based compensation expense, net of pro-forma income tax benefit	$608	$558

The Company does not expect to receive any tax benefit from the share-based compensation expense reflected above.

The following table summarizes the approximate unrecognized compensation cost for the share-based compensation awards and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Expense	Weighted Average Remaining Years
	(Thousands)
Stock options	$547	1.64

Total	$547

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

The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2013 and 2012 was $0.98 per share and $1.05 per share, respectively. The following weighted average assumptions were used to estimate the fair value of options granted to employees and directors during the years ended December 31, 2013 and 2012:

	Year ended December 31,
	2013	2012
Expected volatility	85.0%	87.5%
Risk-free interest rate	1.3%	1.1%
Expectation term (in years)	4.0	4.0
Dividend yield	—	—

 11.  Income Taxes

Income tax expense attributed to income from operations consists of:

	Year Ended December 31,
	2013	2012
	(Thousands)
Current
State	$2	$1
Foreign	—	7

Income tax provision	$2	$8

During 2013, the state income tax expense was recorded in general and administrative expense.

The components that comprise deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
	(Thousands)
Deferred tax assets:
NOL carry forwards	$13,848	$13,126
Allowance for doubtful accounts	147	86
Compensation and vacation accrual	165	149
Reserve for returns and allowances	648	602
Unrealized foreign currency loss	47	14
Inventory reserve	94	175
Foreign deferred tax asset before valuation allowance	2,213	1,630
Non-cash compensation	1,434	888
Depreciation and amortization	447	418
Benefit of state tax items	1	1
Capital loss on sale of LEM	4,294	4,294
Other	88	318

Gross deferred tax assets	23,426	21,701
Deferred tax liabilities:
Foreign deferred tax liability	—	—

Net deferred tax asset before valuation allowance	23,426	21,701
Valuation allowance	(23,426)	(21,701)

Net deferred tax liability	$—	$—

The reconciliation of computed “expected” income taxes to effective income tax expense by applying the federal statutory rate of 34% is as follows:

	Year Ending December 31,
	2013	2012
	(Thousands)
Computed “expected” tax expense	$(1,006)	$(2,314)
State taxes, net of federal benefit	(171)	(396)
Foreign tax expense	—	7
Permanent items	30	34
U.S. valuation allowances	1,150	2,678
Other, net	(1)	(1)
Income tax expense	$2	$8

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance of $23.4 million and $21.7 million for its worldwide operations at December 31, 2013 and 2012, respectively. The change in the valuation allowance for the years ended December 31, 2013 and 2012 was an increase of $1.7 million and $2.6 million, respectively. The Company has recorded a $21.2 million and $20.1 million valuation allowance for SPY North America at December 31, 2013 and 2012, respectively. The Company has recorded a $2.2 million and $1.6 million valuation allowance for SPY Europe at December 31, 2013 and 2012, respectively. LEM was deconsolidated upon the sale of 90% of the Company’s equity interest on December 31, 2010. See Note 1 “Description of Business” to the Consolidated Financial Statements. For tax purposes, the Company incurred a capital loss on the sale of 90% of the Company’s equity interest in LEM. For federal and California income tax purposes, capital losses may only offset capital gains, with any excess capital losses available for carry-back to the previous three tax years and carry-forward for a five year period.  The company has not done an IRS section 382 study, and therefore its ability to utilize income tax loss carry forwards may be limited.

12.  Employee Benefit Plans

In 1998, the Company adopted the Spy Optic Inc. 401(k) Plan (“401(k) Plan”).  The 401(k) Plan covers all employees who meet the eligibility requirements of a minimum of 3 months of service and 18 years of age. The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under the provisions of the 401(k) Plan, eligible participants may contribute up to 15% of their annual compensation, not to exceed the maximum legal deferral. The Company is not required to contribute to the 401(k) Plan and made no contributions to the 401(k) Plan during the years ended December 31, 2013 or 2012.

13.  Related Party Transactions

Promissory Notes with Shareholder, Costa Brava Partnership III, L.P.

See Note 7 “Long-Term Debt” to the Consolidated Financial Statements regarding promissory notes held by Costa Brava, an entity that owned at December 31, 2013 approximately 48.1%, or 51.8% on an as converted basis, of the Company’s common stock. The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC which is the sole general partner of Costa Brava.

The total outstanding borrowings under all indebtedness the Company has entered into with Costa Brava at December 31, 2013 and 2012 was $19.7 million (including over $4.2 million Accrued PIK Interest) and $17.5 million, respectively.

Convertible Note with Shareholder, Harlingwood

See Note 7 “Long-Term Debt” to the Consolidated Financial Statements regarding a $1.5 million in convertible promissory debt held by Harlingwood, an entity that owned at December 31, 2013 approximately 5.4%, or 13.5% on an as converted basis, of the Company’s common stock. Mr. Fir Geenen, a member of the Company’s Board of Directors is the manager of a limited liability company that is the manager of Harlingwood.

14.  Commitments and Contingencies

LEM Purchase Commitments

In January 2006, the Company acquired one of its manufacturers, LEM S.r.l. (“LEM”), and, on December 31, 2010, sold 90% of the capital stock of LEM.  In connection with the sale of LEM, the Company and LEM entered into a long-term supply agreement wherein the Company became obligated to make certain inventory purchases from LEM.  As of December 31, 2013, the Company had fulfilled the purchase obligations, and as a result no longer has a minimum purchase requirement from LEM.

 Operating Leases

The Company’s corporate headquarters totals 32,551 square feet and is located in Carlsbad, California.  Effective November 2010, the Company entered into an amended lease for this facility which has average monthly rent payments of approximately $29,000 per month.  In April 2013, the Company amended its lease of its corporate headquarters to (i) extend the expiration date to December 31, 2019, and (ii) have the right to terminate the lease commencing on April 1, 2015 with a six month written notice.  The monthly rent payments after 2014 will increase by 3% per year. The Company also leases approximately 6,500 square feet of a facility in Varese, Italy with monthly lease payments effective March 2013 of €1,500 per month. On March 10, 2014, the Company elected to terminate its lease in Italy, effective September 10, 2014. In addition, the Company leases an office space totaling approximately 400 square feet in Vancouver, Canada at a monthly rate of CAD$1,352 (approximately $1,312).  The Company also leases certain computer equipment and vehicles.

Total rent expense was approximately $413,000 and $445,000 for the years ended December 31, 2013 and 2012, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Year Ending December 31,	(Thousands)
2014	$407
2015	398
2016	398
2017	409
2018	420
Thereafter	412

Total	$2,444

Capital Leases

Future minimum lease payments under capital leases at December 31, 2013 are as follows:

Year Ending December 31,	(Thousands)
2014	$84
2015	76
2016	23
Total minimum lease payments	183
Amount representing interest	(14)

Present value of minimum lease payments	169
Less current portion	77
Long-term portion	$92

The cost of equipment under a capital lease at December 31, 2013 and 2012 was approximately $231,000 and $323,000, respectively. The amount of accumulated depreciation related to equipment under capital lease at December 31, 2013 and 2012 was approximately $156,000 and $195,000, respectively. Amortization of assets held under capital leases is included in depreciation expense.

Athlete Contracts

At December 31, 2013, the Company has entered into endorsement contracts with athletes to actively wear and endorse the Company’s products. These contracts are based on minimum annual payments totaling approximately $328,000, $97,000, and $29,000, in 2014, 2015, and 2016, respectively, and may include additional performance-based incentives and/or product-specific sales incentives. At December 31, 2013, the Company also had in-process endorsement contracts with athletes to actively wear and endorse the Company’s products with minimum annual payments totaling approximately $769,000.

Litigation

From time to time the Company may be party to lawsuits in the ordinary course of business. The Company is not currently a party to any material legal proceedings which it believes will have a material adverse impact on its financial position.

15.  Restructuring

During the third quarter of 2012, the Company decided to take certain restructuring actions including (i) reducing the number of the Company’s employees, substantially all of which occurred during the second half of 2012, (ii) changing the direct portion of its European business into a distribution model and (iii) reducing anticipated spending for the Company’s marketing programs. The employee reductions included reductions in the Company’s shipping and warehousing, sales, marketing, and general and administrative staff by approximately 20 employees in North America and Europe substantially all of which occurred in 2012. Pursuant to authoritative guidance, the Company recorded a one-time charge of approximately $0.6 million in the third quarter of 2012 related to these actions including the reduction in workforce, of which approximately $50,000 is included in shipping and warehousing, $0.5 million is included in sales and marketing and $0.1 million is included in general and administrative expense. As of December 31, 2013 and 2012, the Company had $0 and $0.3 million, respectively, in accrued severance.

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

Customer

For the years ended December 31, 2013 and 2012, the Company had no sales to third party customers that accounted for 10% or more of total net sales.

Supplier

Prior to 2013, the Company purchased the majority of its sunglass products from one manufacturer in China and to a lesser extent from LEM and other manufacturers in China. In 2011, our sunglass products were sourced approximately equally from one manufacturer in China and LEM. During 2013, the vast majority of the Company’s goggle products are manufactured by OGK in China. The Company does not have long-term agreements with any of its manufacturers. The Company believes that other suppliers could provide plastic frames on comparable terms; however, a change in suppliers could result in a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

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

The Company markets its products in North America and internationally.  Revenue is attributed to the location to which the product is shipped.  Beginning on January 1, 2013, substantially all sales to international customers were made by SPY North America.  Prior to 2013, substantially all sales to international customers were made by SPY Europe.  Identifiable assets are based on location of domicile:

Year Ended December 31, (Thousands)	U.S. and Canada	Europe, Asia Pacific and Latin America	Consolidated
Net sales 2012	$30,480	$5,129	$35,609
Net sales 2013	$32,614	$5,168	$37,782

	December 31,
	2013	2012
	(Thousands)
Tangible long-lived assets:
U.S. and Canada	$438	$446
Europe, Asia Pacific and Latin America	—	—

Total	$438	$446

18.  Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Thousands, except per share data)
Year ended December 31, 2013:
Net sales	$9,008	$9,995	$10,152	$8,627
Gross profit	4,407	5,277	4,927	4,056
Loss from operations	29	327	454	(411)
Loss before provision for income taxes	(721)	(574)	(302)	(1,265)
Net loss	(721)	(574)	(302)	(1,265)
Basic net loss per share	$(0.05)	$(0.04)	$(0.02)	$(0.10)
Diluted net loss per share	$(0.05)	$(0.04)	$(0.02)	$(0.10)

Year ended December 31, 2012:
Net sales	$8,145	$9,466	$9,886	$8,112
Gross profit	3,791	4,759	4,303	3,567
Loss from operations	(2,160)	(1,074)	(1,222)	(577)
Loss before provision for income taxes	(2,609)	(1,630)	(1,784)	(1,211)
Net loss	(2,609)	(1,630)	(1,784)	(1,219)
Basic net loss per share	$(0.20)	$(0.13)	$(0.14)	$(0.09)
Diluted net loss per share	$(0.20)	$(0.13)	$(0.14)	$(0.09))

SPY Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

For the Years Ended December 31, 2013 and 2012

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(Thousands)
Allowance for doubtful accounts:
Year ended December 31, 2013	$305	$406	$(342)	$369
Year ended December 31, 2012	$313	$186	$(194)	$305
Allowance for sales returns:
Year ended December 31, 2013	$1,572	$116	$(61)	$1,627
Year ended December 31, 2012	$1,340	$262	$(30)	$1,572
Allowance for inventory reserve:
Year ended December 31, 2013	$626	$114	$(504)	$236
Year ended December 31, 2012	$1,256	$306	$(936)	$626

Note: Additions to the allowance for doubtful accounts are charged to bad debt expense which is recorded in sales and marketing or general and administrative expense. Additions to the allowance for sales returns are charged against revenue. Additions to the allowance for inventory reserve are charged against cost of goods sold.

All other schedules have been omitted because they are either inapplicable or the required information has been provided in the Consolidated Financial Statements or the Notes thereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Control and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2013, the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time frames specified by the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2013, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (or the “COSO” criteria). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our definitive proxy statement for our 2014 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be set forth in our definitive proxy statement for our 2014 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this item will be set forth in our definitive proxy statement for our 2014 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our definitive proxy statement for our 2014 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in our definitive proxy statement for our 2014 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

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
Incorporated by reference to Form 10-Q filed November 14, 2011.

3.1	Restated Certificate of Incorporation	Incorporated by reference to Form 10-Q filed November 16, 2009.

3.2	Third Amended and Restated Bylaws of SPY Inc., effective April 27, 2012	Incorporated by reference to Form 8-K filed on April 27, 2012.

3.3	Certificate of Ownership and Merger dated February 6, 2012	Incorporated by reference to Form 8-K filed on February 10, 2012.

4.1	Form of Common Stock Certificate	Incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004.

4.2	Common Stock Purchase Warrant to Purchase 244,163 shares of Common Stock of SPY Inc. (fka Orange 21 Inc.) issued to Regent Pacific Management Corporation dated April 12, 2011	Incorporated by reference to Form 10-Q filed August 8, 2011.

10.1(a)+	2004 Stock Incentive Plan (as amended and restated on September 13, 2011)	Incorporated by reference to Form 10-Q filed November 14, 2011.

10.1(b)+	Form of Stock Option Agreement (for use under the 2004 Stock Incentive Plan as amended and restated on April 26, 2007)	Incorporated by reference to Form 8-K filed on April 15, 2011.

10.1(c)+	Notice of Stock Option Grant and Nonstatutory Stock Option Agreement dated as of April 12, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Carol Montgomery	Incorporated by reference to Form 8-K filed on April 15, 2011.

10.1(d)+	Form of Stock Option Agreement (for use under the 2004 Stock Incentive Plan as amended and restated on September 13, 2011)	Incorporated by reference to Form 10-K filed March 20, 2012.

10.1(e)+	Form of Restricted Share Agreement (for use under the 2004 Stock Incentive Plan as amended and restated on September 13, 2011)	Incorporated by reference to Form 10-K filed March 20, 2012.

10.1(f)+	Form of Stock Appreciation Rights Agreement (for use under the 2004 Stock Incentive Plan as amended and restated on September 13, 2011)	Incorporated by reference to Form 10-K filed March 20, 2012.

10.1(g)+	Form of Stock Unit Agreement (for use under the 2004 Stock Incentive Plan as amended and restated on September 13, 2011)	Incorporated by reference to Form 10-K filed March 20, 2012.

10.2(a)	Loan and Security Agreement dated February 26, 2007 by and between Spy Optic Inc. (fka Orange 21 North America Inc.) and BFI Business Finance	Incorporated by reference to Form 8-K filed March 2, 2007.

10.2(b)	General Continuing Guaranty dated February 26, 2007 by and between SPY Inc. (fka Orange 21 Inc.) and BFI Business Finance	Incorporated by reference to Form 8-K filed March 2, 2007.

10.2(c)	First Modification to Loan and Security Agreement dated December 7, 2007 by and between Spy Optic Inc. (fka Orange 21 North America Inc.) and BFI Business Finance	Incorporated by reference to Form 8-K filed December 12, 2007.

10.2(d)	Second Modification to Loan and Security Agreement dated February 12, 2008 by and between Spy Optic Inc. (fka Orange 21 North America Inc.) and BFI Business Finance	Incorporated by reference to Form 10-K filed April 8, 2008.

10.2(e)	Sixth Modification to Loan and Security Agreement dated December 19, 2011 by and between Spy Optic Inc. (fka Orange 21 North America Inc.) and BFI Business Finance	Incorporated by reference to Form 8-K filed on December 23, 2011.

10.2(f)	Ninth Modification to Loan and Security Agreement dated January 29, 2014 by and between Spy Optic, Inc. and BFI Business Finance	Incorporated by reference to Form 8-K filed on February 20, 2014.

10.3+	Letter Agreement dated May 20, 2009 by and between SPY Inc. (fka Orange 21 Inc.) and Erik Darby	Incorporated by reference to Form 10-K filed March 26, 2010.

10.4(a)	Promissory Note issued on March 23, 2010 by Spy Optic Inc. (fka Orange 21 North America Inc.) to Costa Brava Partnership III, L.P.	Incorporated by reference to Form 10-K filed March 26, 2010.

10.4(b)	Promissory Note issued on October 5, 2010 by Spy Optic Inc. (fka Orange 21 North America Inc.) to Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed October 7, 2010.

10.4(c)	Promissory Note issued on November 1, 2010 by Spy Optic Inc. (fka Orange 21 North America Inc.) to Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed November 2, 2010.

10.4(d)	Promissory Note issued on December 20, 2010 by Spy Optic Inc. (fka Orange 21 North America Inc.) to Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed December 23, 2010.

10.4(e)	Amended and Restated $7.0 Million Promissory Note issued on December 19, 2011 by Spy Optic Inc. (fka Orange 21 North America Inc.) in favor of Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on December 23, 2011.

10.4(f)	Amended and Restated $6.0 Million Promissory Note issued on December 19, 2011 by Spy Optic Inc. (fka Orange 21 North America Inc.) in favor of Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on December 23, 2011.

10.4(g)	Second Amended and Restated $7.0 Million Promissory Note dated June 28, 2012 between Spy Optic Inc. (fka Orange 21 North America Inc.) in favor of Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on July 2, 2012.

10.4(h)	Second Amendment to Amended and Restated $7.0 Million Promissory Note dated August 2, 2012 between Spy Optic Inc. (fka Orange 21 North America Inc.) in favor of Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on August 8, 2012.

10.4(i)	Third Amended and Restated $10.0 Million Promissory Note dated August 2, 2012 between Spy Optic Inc. (fka Orange 21 North America Inc.) in favor of Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on August 8, 2012.

10.4(j)	First Amendment to Second Amended and Restated $7.0 million Promissory Note between Spy Optic Inc. (fka Orange 21 North America Inc.) in favor of Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on September 12, 2012.

10.4(k)	First Amendment to Third Amended and Restated $10.0 million Promissory Note between Spy Optic Inc. (fka Orange 21 North America Inc.) in favor of Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on September 12, 2012.

10.4(l)	Registration Rights Agreement between Spy Inc. in favor of Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on September 12, 2012.

10.4(m)
Second Amendment to Second Amended and Restated $7.0 Million Promissory Note dated December 18, 2012 between Spy Optic Inc. (fka Orange 21 North America Inc.) in favor of Costa Brava Partnership III, L.P.
Incorporated by reference to Form 8-K filed on December 24, 2012.

10.4(n)
Second Amendment to Third Amended and Restated $10.0 Million Promissory Note dated December 18, 2012 between Spy Optic Inc. (fka Orange 21 North America Inc.) in favor of Costa Brava Partnership III, L.P.
Incorporated by reference to Form 8-K filed on December 24, 2012.

10.4(o)	Third Amended and Restated $7.0 million Promissory Note dated May 8, 2013 between Spy Optic Inc. (fka Orange 21 North America Inc.) in favor of Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on May 10, 2013.

10.4(p)	Fourth Amended and Restated $9.0 million Promissory Note dated May 8, 2013 between Spy Optic Inc. (fka Orange 21 North America Inc.) in favor of Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on May 10, 2013.

10.5(a)	License Agreement dated May 12, 2010 by and between Spy Inc. (fka Orange 21 Inc.) and Rose Colored Glasses LLC	Incorporated by reference to form 10-Q filed August 16, 2010.

10.5(b)†	Amended and Restated License Agreement dated July 18, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Rose Colored Glasses LLC	Incorporated by reference to Form 10-Q/A filed on November 30, 2011.

10.6	Lease Agreement dated November 1, 2010 by and between Spy Optic Inc. (fka Orange 21 North America Inc.) and The Levine Family Trust	Incorporated by reference to Form 10-Q filed on November 15, 2010.

10.7(a)+	SPY Inc. (fka Orange 21 Inc.) Change in Control Severance Plan (effective December 8, 2010)	Incorporated by reference to Form 8-K filed on December 13, 2010.

10.7(b)+	Change in Control Severance Agreement dated December 8, 2010 between SPY Inc. (fka Orange 21 Inc.) and Erik Darby	Incorporated by reference to Form 8-K filed on December 13, 2010.

10.7(c)+	Amended and Restated Change in Control Severance Agreement dated October 31, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Michael Marckx	Incorporated by reference to Form 8-K filed on November 2, 2011.

10.7(d)+	Form of Change in Control Severance Agreement by and between SPY Inc. (fka Orange 21 Inc.) and Michael D. Angel	Incorporated by reference to Form 8-K filed on November 2, 2011.

10.8(a)	Stock Purchase Agreement dated February 28, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Harlingwood (Alpha), LLC	Incorporated by reference to Form 8-K filed on March 4, 2011.

10.8(b)	Registration Rights Agreement dated February 28, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Harlingwood (Alpha), LLC	Incorporated by reference to Form 8-K filed on March 4, 2011.

10.9(a)	Convertible Promissory Note Purchase Agreement among SPY Inc. (fka Orange 21 Inc.), Spy Optic Inc. (fka Orange 21 North America Inc.) and Harlingwood (Alpha), LLC	Incorporated by reference to Form 8-K filed on September 12, 2012.

10.9(b)	Promissory Note issued by Spy Optic Inc. (fka Orange 21 North America Inc.) to Harlingwood (Alpha), LLC on September 6, 2012	Incorporated by reference to Form 8-K filed on September 12, 2012.

10.9(c)	Registration Rights Agreement between SPY Inc. (fka Orange 21 Inc.) and Harlingwood (Alpha), LLC dated September 6, 2012	Incorporated by reference to Form 8-K filed on September 12, 2012.

10.9(d)	Convertible Note Purchase Agreement Among SPY Inc. (fka Orange 21 Inc.), Spy Optic Inc. (fka Orange 21 North America Inc.) and Harlingwood (Alpha), LLC on December 18, 2012	Incorporated by reference to Form 8-K filed on December 24, 2012.

10.9(e)	Promissory Note issued by Spy Optic Inc. (fka Orange 21 North America Inc.) to Harlingwood (Alpha), LLC on December 18, 2012	Incorporated by reference to Form 8-K filed on December 24, 2012.

10.9(f)	Registration Rights Agreement between SPY Inc. (fka Orange 21 Inc.) and Harlingwood (Alpha), LLC dated December 18, 2012	Incorporated by reference to Form 8-K filed on December 24, 2012.

10.9(g)	Amendment to Promissory Note and Promissory Note No. 2 dated May 8, 2013 by Spy Optic Inc. to Harlingwood (Alpha), LLC	Incorporated by reference to Form 8-K filed on May 10, 2013.

10.10(a)+	Retainer Agreement dated April 10, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Regent Pacific Management Corporation	Incorporated by reference to Form 8-K filed on April 15, 2011.

10.10(b)+	First Amendment to Retainer Agreement dated September 20, 2011 between Regent Pacific Management Corporation and SPY Inc. (fka Orange 21 Inc.)	Incorporated by reference to Form 8-K filed on September 26, 2011.

10.11(a)+	Amended and Restated Executive Employment Agreement dated October 31, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Michael Marckx	Incorporated by reference to Form 8-K filed on November 2, 2011.

10.11(b)+	Amendment No. 1 to Amended and Restated Executive Employment Agreement dated December 15, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Michael Marckx	Incorporated by reference to Form 8-K filed on December 21, 2011.

10.11(c)+	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated October 16, 2012 by and between SPY Inc. (fka Orange 21 Inc.) and Michael Marckx	Incorporated by reference to Form 8-K filed on October 22, 2012.

10.11(d)+	Amendment No. 1 to Amended and Restated Change in Control Agreement dated October 16, 2012 by and between SPY Inc. (fka Orange 21 Inc.) and Michael Marckx	Incorporated by reference to Form 8-K filed on October 22, 2012.

10.12(a)+	Executive Employment Agreement dated October 31, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Michael D. Angel	Incorporated by reference to Form 8-K filed on November 2, 2011.

10.12(b)+	Amendment No. 1 to Executive Employment Agreement dated October 16, 2012 by and between SPY Inc. (fka Orange 21 Inc.) and Michael D. Angel	Incorporated by reference to Form 8-K filed on October 22, 2012.

10.12(c)+	Amendment No. 1 to Change in Control Agreement dated October 16, 2012 by and between SPY Inc. (fka Orange 21 Inc.) and Michael D. Angel	Incorporated by reference to Form 8-K filed on October 22, 2012.

10.13(a)+	Executive Employment Agreement dated July 26, 2013 by and between SPY Inc. and James McGinty	Incorporated by reference to Form 8-K filed on August 7, 2013.

10.13(b)+	Change in Control Severance Agreement dated July 26, 2013 by and between SPY Inc. and James McGinty	Incorporated by reference to Form 8-K filed on August 7, 2013.

14.1	Code of Ethics for Senior Officers	Incorporated by reference to Form 10-K filed March 31, 2005.

14.2	Code of Business Conduct	Incorporated by reference to Form 10-K filed March 31, 2005.

21.1	List of Subsidiaries	Filed herewith.

23.1	Consent of Mayer Hoffman McCann P.C., independent registered certified public accountants	Filed herewith.

24.1	Power of Attorney	Included on the signature page.

31.1	Section 302 Certification of the Principal Executive Officer	Filed herewith.

31.2	Section 302 Certification of the Principal Financial Officer	Filed herewith.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	Filed herewith.

101.INS	XBRL Instance Document	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.

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

SPY Inc.

Date: March 20, 2014	By:	/s/ James McGinty
James McGinty
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Marckx and James McGinty, and each of them as his true and lawful attorney-in-fact, with full power of substitution, for each of them in any and all capacities, to sign any amendments to this annual report on Form 10-K and each amendment hereto and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Marckx Michael Marckx	President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2014

/s/ James McGinty James McGinty	Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2014

/s/ Seth W. Hamot Seth W. Hamot	Chairman of the Board of Directors	March 20, 2014

/s/ Gregory R. Andrews Gregory R. Andrews	Director	March 20, 2014

/s/ Harry Casari Harry Casari	Director	March 20, 2014

/s/ J. David Chute J. David Chute	Director	March 20, 2014

/s/ Fir Geenen Fir Geenen	Director	March 20, 2014

/s/ David Mitchell David Mitchell	Director	March 20, 2014

/s/ John Pound John Pound	Director	March 20, 2014

/s/ Stephen Roseman Stephen Roseman	Director	March 20, 2014

/s/ David Rane David Rane	Director	March 20, 2014