Form 10-Q
period 2014-03-31
Spy Inc.
filed 2014-05-06
CIK 932372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 1, 2014, there were 13,337,165 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

SPY INC. AND SUBSIDIARIES
FORM 10-Q

-i-

Forward-Looking Statements

    This Quarterly Report on Form 10-Q contains forward-looking statements.  The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements."  Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our Annual Report on Form 10-K for the year ended December 31, 2013, previously filed with the Securities and Exchange Commission on March 20, 2014, which Annual Report is incorporated herein by reference.  Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.  Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements
SPY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands, except number of shares and per share amounts)

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets
Cash	$688	$686
Accounts receivable, net	5,622	6,543
Inventories, net	4,344	5,872
Prepaid expenses and other current assets	691	680
Income taxes receivable	—	3
Total current assets	11,345	13,784
Property and equipment, net	394	438
Intangible assets, net of accumulated amortization of $792 and $782 at March 31, 2014 and December 31, 2013, respectively	63	72
Other assets	44	63
Total assets	$11,846	$14,357
Liabilities and Stockholders’ Deficit
Current liabilities
Lines of credit	$1,686	$4,024
Current portion of capital leases	71	77
Current portion of notes payable	16	16
Accounts payable	1,047	1,302
Accrued expenses and other liabilities	3,655	3,069
Total current liabilities	6,475	8,488
Capital leases, less current portion	75	92
Notes payable, less current portion	12	16
Notes payable to stockholders	21,452	21,452
Total liabilities	28,014	30,048
Commitments and Contingencies Stockholders’ deficit
Preferred stock: par value $0.0001; 5,000,000 authorized; none issued	—	—
Common stock: par value $0.0001; 100,000,000 shares authorized; 13,324,037 and 13,184,876 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	45,597	45,331
Accumulated other comprehensive income	519	520
Accumulated deficit	(62,285)	(61,543)
Total stockholders’ deficit	(16,168)	(15,691)
Total liabilities and stockholders’ deficit	$11,846	$14,357

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)

Net sales	$9,192	$9,008
Cost of sales	4,412	4,407
Gross profit	4,780	4,601
Operating expenses:
Sales and marketing	2,920	2,854
General and administrative	1,483	1,447
Shipping and warehousing	140	169
Research and development	153	102
Total operating expenses	4,696	4,572
Income from operations	84	29
Other income (expense):
Interest expense	(757)	(732)
Foreign currency transaction loss	(67)	(18)
Other Income	1	—
Total other expense	(823)	(750)
Loss before provision for income taxes	(739)	(721)
Income tax expense	3	—
Net loss	$(742)	$(721)
Net loss per share of Common Stock
Basic	$(0.06)	$(0.05)
Diluted	$(0.06)	$(0.05)
Shares used in computing net loss per share of Common Stock
Basic	13,222	13,115
Diluted	13,222	13,115
Other comprehensive income (loss)
Foreign currency translation adjustment (loss) gain	$(94)	$177
Unrealized gain (loss) on foreign currency exposure of net investment in foreign operations	93	(194)
Total other comprehensive loss	(1)	(17)
Comprehensive loss	$(743)	$(738)

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
Operating Activities
Net loss	$(742)	$(721)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	68	77
Paid-in-kind interest	632	569
Share-based compensation	142	166
Non-cash board of directors fees	26	26
Provision for doubtful accounts	(29)	38
Gain on sale of property or equipment	(3)	—
Foreign currency transaction gain	—	(17)
Amortization of debt discount	18	30
Change in operating assets and liabilities:
Accounts receivable, net	950	567
Inventories, net	1,528	368
Prepaid expenses and other current assets	(13)	(83)
Other assets	2	20
Accounts payable	(256)	415
Accrued expenses and other liabilities	(45)	91
Income taxes payable/receivable	3	1

Net cash provided by operating activities	2,281	1,547
Investing Activities
Purchases of property and equipment	(28)	(43)
Proceeds from sale of property and equipment	16	—

Net cash used in investing activities	(12)	(43)
Financing Activities
Line of credit, net	(2,338)	(873)
Principal payments on secured notes payable	(4)	(4)
Principal payments on capital leases	(23)	(24)
Proceeds from exercise of stock options	98	—

Net cash used in financing activities	(2,267)	(901)
Net increase in cash	2	603
Cash at beginning of period	686	818

Cash at end of period	$688	$1,421

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$110	$163
Income taxes	$3	$—
Summary of non-cash financing and investing activities:
Accrued board of directors fees paid in fully vested non-restricted stock awards	$26	$26
Acquisition of property and equipment through capital leases	$—	$103

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Liquidity

     SPY Inc. (the “Company”) happily designs, markets and distributes premium sunglasses, goggles and prescription frame eyewear.  In 1994, the Company began as a grassroots brand in Southern California with the goal of creating innovative and aesthetically progressive eyewear, and, in doing so, the Company believes it has captured the imagination of the action sports market with authentic, distinctive, performance-driven products under the SPY® brand.  Today, the Company believes the SPY® brand, symbolized by the distinct “cross” logo, is a well recognized eyewear brand in its segment of the action sports industry, with a reputation for its high quality products, style and innovation, most notably showcased in its Happy Lens™ technology.

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

     The Company operates through its subsidiaries and currently has one wholly-owned subsidiary incorporated in California, Spy Optic Inc. (“SPY North America”), and one wholly-owned subsidiary incorporated in Italy, Spy Optic Europe S.r.l. S.U. (“SPY Europe”). In March 2014, the Company received permission from the Italian government to dissolve SPY Europe. The company expects to complete this process late in 2014, and does not anticipate any material expenses to dissolve SPY Europe.

Capital Resources

    During the three-months ended March 31, 2014 and year ended December 31, 2013, the Company had positive cash flow from operations principally as a result of a significant reduction in operating expenses and increases in gross profit. However, the Company has a history of incurring significant negative cash flow from operations, operating and net losses, and has significant working capital requirements. The Company anticipates that it will continue to have ongoing cash requirements to finance its seasonal and ongoing working capital needs and net losses.

           In order to finance the Company's working capital requirements, the Company has relied and anticipates that it will continue to rely on SPY North America’s credit line with BFI Business Finance (“BFI”) (the “BFI Line of Credit”) and its credit facilities with Costa Brava Partnership III, L.P. (“Costa Brava”).  In addition, SPY North America has relied on debt and equity financing from Harlingwood (Alpha), LLC (“Harlingwood”).  Costa Brava and Harlingwood are related parties.  The total outstanding indebtedness of the Company was $23.9 million and $25.7 million at March 31, 2014 and December 31, 2013 respectively.  (See Note 7 “Short-Term Debt ”, Note 8 “Long-Term Debt”, Note 11 “Related Party Transactions” and Note 14 “Subsequent Events”).

    The Company believes it will have sufficient cash on hand and cash available under existing credit facilities to meet its operating requirements for at least the next twelve months, if the Company is able to achieve some or a combination of the following factors: (i) achieve its desired sales growth, (ii) continue the improvements in the management of working capital, and (iii) continue to manage and operate the Company at reduced levels of sales, marketing, general and administrative, and other operating expenses.  However, the Company will need to continue to access its existing credit facilities during the next twelve months to support its planned operations and working capital requirements, and intends to (i) continue to borrow, to the extent available, from the BFI Line of Credit, (ii) increase the level of outstanding principal due to Costa Brava by borrowing up to the maximum amount available, including through the ongoing deferral of interest payments otherwise payable to Costa Brava, provided, in each case, that these facilities remain available and on terms acceptable to the Company, and (iii) if necessary, raise additional capital through debt or equity financings.

    The Company does not anticipate that it can generate sufficient cash from operations to repay the amounts due under the BFI Line of Credit which is scheduled to renew in February 2015, and the borrowings from Costa Brava and Harlingwood due, as amended, in December 31, 2016 (see Note 14 “Subsequent Event”), consisting of (i) $15.5 million aggregate original principal borrowings from Costa Brava and $1.5 million in borrowings from Harlingwood as of March 31, 2014, (ii) an additional amount of approximately $4.8 million and $0.3 million, respectively, of unpaid interest related to Costa Brava and Harlingwood loans, which was added to the principal balance of each respective borrowing as of March 31, 2014, and (iii) future interest amounts added to the outstanding principal amounts due under the Harlingwood loans, rather than paid in cash (“Accrued PIK Interest”).  The Company will therefore need to renew the BFI Line of Credit at its annual renewal in February 2015 and continue to extend the future maturity dates of the Costa Brava and Harlingwood indebtedness. If the Company is unable to renew the BFI Line of Credit and extend future maturity dates of the Costa Brava and Harlingwood indebtedness, it will need to raise substantial additional capital through debt or equity financing to continue its operations. No assurances can be given that any such financing will be available to the Company on favorable terms, if at all. The inability to obtain debt or equity financing in a timely manner and in amounts sufficient to fund the Company’s operations, or the inability to renew the BFI Line of Credit or to extend future maturity dates of the Costa Brava and Harlingwood indebtedness, if necessary, would have an immediate and substantial adverse impact on the Company’s business, financial condition and results of operations.

2.  Basis of Presentation and Recently Issued Accounting Principles

 Basis of Presentation

    The accompanying Consolidated Financial Statements of SPY Inc. and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States.  In the opinion of management, the Consolidated Financial Statements contain all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.  The Consolidated Financial Statements contained in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

 Recently Issued Accounting Principles

    There are no recently issued accounting principles subsequent to the Company’s disclosure in the Annual Report on Form 10-K for the year ended December 31, 2013, which would have a significant impact on the Company’s Consolidated Financial Statements.

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

	Three Months Ended March 31,
	2014	2013
	(Thousands)
Weighted average common shares outstanding – basic	13,222	13,115
Assumed conversion of dilutive stock options, warrants and convertible debt	—	—
Weighted average common shares outstanding – dilutive	13,222	13,115

    The following potentially dilutive instruments were not included in the diluted per share calculation for the periods presented as their inclusion would have been antidilutive:

	Three Months Ended March 31,
Shares Issuable through Exercise or Conversion of:	2014	2013
	(Thousands)
Stock options	3,052	2,790
Warrants	244	244
Convertible debt	2,240	2,133

Total	5,536	5,167

4.  Accumulated Other Comprehensive Income

    Accumulated other comprehensive income represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive income.

     The components of accumulated other comprehensive income, net of tax, are as follows:

	March 31, 2014	December 31, 2013
	(Thousands)
Equity adjustment from foreign currency translation	$422	$275
Unrealized gain on foreign currency exposure of net investment in foreign operations	97	245

Accumulated other comprehensive income	$519	$520

5.  Accounts Receivable

 Accounts receivable consisted of the following:

	March 31, 2014	December 31, 2013
	(Thousands)
Trade receivables	$7,810	$8,539
Less allowance for doubtful accounts	(332)	(369)
Less allowance for returns	(1,856)	(1,627)

Accounts receivable, net	$5,622	$6,543

6.  Inventories

 Inventories consisted of the following:

	March 31, 2014	December 31, 2013
	(Thousands)
Raw materials	$17	$11
Finished goods	4,619	6,097
Less allowance for excess and obsolete inventory	(292)	(236)
Inventories, net	$4,344	$5,872

7.  Short-Term Debt

    SPY North America has a Loan and Security Agreement with BFI with a maximum borrowing limit of $7.0 million.  The maximum availability was $5.2 million and $5.1 million at March 31, 2014 and December 31, 2013, respectively, of which SPY North America had borrowed $1.7 million and $4.0 million, respectively, as of those dates. The BFI Line of Credit renews annually in February for one additional year unless otherwise terminated by either SPY North America or BFI. The Company had $3.5 million and $1.1 million in unused availability as of March 31, 2014 and December 31, 2013, respectively.

    Actual borrowing availability under the BFI Line of Credit is based on eligible trade receivable and inventory levels of SPY North America, subject to the following limitations: (i) up to 80% of eligible United States accounts receivable, (ii) 80% of eligible Canadian receivables, (iii) 50% of eligible United States inventory, provided, however, such amount does not exceed 50% of eligible United States and Canadian accounts receivable and does not exceed the maximum inventory borrowing amount of $2.5 million, and (iv) advances against eligible foreign accounts receivable (excluding Canadian accounts receivable) up to $0.4 million.  Borrowings under the BFI Line of Credit bear interest at a rate per annum equal to the prime rate, as reported in the Western Edition of The Wall Street Journal, plus 1.75%, with a minimum monthly interest charge of $2,000. The interest rate was 5.0% per annum at March 31, 2014. The Company and SPY North America granted BFI a security interest in substantially all of SPY North America’s assets, and substantially all of the Company’s accounts receivable and inventories to secure BFI’s position under the BFI Line of Credit.  Additionally, the obligations under the BFI Line of Credit are guaranteed by SPY Inc.

    The BFI Line of Credit imposes certain covenants on SPY North America, including, but not limited to, covenants requiring SPY North America to provide certain periodic reports to BFI, to inform BFI of certain changes in the business, to refrain from incurring additional debt in excess of $100,000 and to refrain from paying dividends.  The BFI Line of Credit also contains cross default provisions. BFI may declare SPY North America in default if SPY North America experiences a material adverse change in its business, financial condition, or in its ability to perform the obligations owed under the BFI Line of Credit.  BFI’s prior consent, which BFI will not unreasonably withhold, is required in the event that SPY North America seeks additional debt financing, including debt financing subordinate to BFI.  SPY North America has also established bank accounts in BFI’s name in the United States and Canada into which collections on accounts receivable and other collateral are deposited (the “Collateral Accounts”).  Pursuant to the deposit control account agreements between BFI and SPY North America, BFI is entitled to sweep all amounts deposited into the Collateral Accounts and apply the funds to outstanding obligations under the BFI Line of Credit; provided that BFI is required to distribute to SPY North America any amounts remaining after payment of all amounts due under the BFI Line of Credit.  SPY North America was in compliance with all covenants under the BFI Line of Credit at March 31, 2014.

8.  Long-Term Debt

Costa Brava Term Note

    SPY North America issued a promissory note to Costa Brava in the principal amount of $7.0 million (“Costa Brava Term Note”), which amount was outstanding at each of March 31, 2014 and December 31, 2013 (excluding Accrued PIK Interest of $2.4 million and $2.1 million, respectively). As of March 31, 2014, approximately $264,000 of accrued interest was reclassified to accrued liabilities and was paid in April 2014. The Costa Brava Term Note was amended in April 2014 to extend the due date from April 1, 2015 to December 31, 2016.  The Costa Brava Term Note is subordinate to the BFI Line of Credit, pursuant to the terms of a debt subordination agreement between Costa Brava and BFI.

    Interest attributable to the Costa Brava Term Note accrues daily at a rate equal to 12% per annum.On January 1, 2012, SPY North America began adding Accrued PIK Interest as an addition to the outstanding principal amount due, rather than making interest payments in cash.The Costa Brava Term Note, as amended, also requires that SPY North America pay a facility fee equal to 1% of the outstanding principal amount in cash (without giving effect to the Accrued PIK Interest) in June 2014. The Company has approximately $17,000 in accrued expenses and other liabilities related to facility fee as of March 31, 2014 and the total facility fee of $70,000 is due in June 2014.  In April 2014, the Costa Brava Term Note was amended to reduce the interest rate from 12% to 7% and to eliminate the facility fee, both of which are effective July 1, 2014.  Effective with the amendment, the Company will no longer add Accrued PIK Interest to the outstanding principal and will begin making quarterly cash payments starting in June 2014.

    During the term of the Costa Brava Term Note, Costa Brava may, at its discretion, convert up to $2,250,000 of the principal amount of the Costa Brava Term Note (excluding the Accrued PIK Interest) into shares of the Company’s common stock at a conversion price of $2.25 per share. In April 2014, the Costa Brava Term Note was amended to increase the amount Costa Brava may convert from $2,250,000 to $6,000,000 and reduce the conversion price from $2.25 to $2.00. (See Note 11 “Related Party Transactions” and Note 14 “Subsequent Events”).

 Costa Brava Line of Credit

    SPY North America has an additional $9.0 million line of credit from Costa Brava (“Costa Brava Line of Credit”) of which $8.5 million was outstanding at March 31, 2014 and December 31, 2013 (excluding Accrued PIK Interest of $2.4 million and $2.1 million, respectively). As of March 31, 2014, approximately $316,000 of accrued interest was reclassified to accrued liabilities and the amount was paid in April 2014. The Costa Brava Line of Credit was amended in April 2014 to extend the maturity date from April 1, 2015 to December 31, 2016. The Costa Brava Line of Credit is subordinate to BFI Line of Credit, pursuant to the terms of a debt subordination agreement between Costa Brava and BFI.

     Interest on the outstanding borrowings under the Costa Brava Line of Credit accrues daily at a rate equal to 12% per annum.  On January 1, 2012, SPY North America began paying monthly interest payments in kind, as an addition to the outstanding principal amount due, rather than making interest payments in cash.  Monthly interest accrued prior to January 1, 2012 was paid in cash. In April 2014, the Costa Brava Line of Credit was amended to reduce the interest rate from 12% to 7% and to eliminate the facility fee, both of which are effective July 1, 2014. Effective with the amendment, the Company will no longer add Accrued PIK Interest to the outstanding principal and will begin making quarterly cash payments starting in June 2014.

    In addition, the Costa Brava Line of Credit, as amended, requires that SPY North America pay a facility fee in June 2014 calculated as the lesser of (i) 1% of the average daily outstanding principal amount owed under the note (excluding Accrued PIK Interest) for the 365 day period ending on such payment date or (ii) $90,000.  The Company has approximately $66,000 in accrued expenses and other liabilities related to facility fee as of March 31, 2014 and the total facility fee of $85,000 is due in June 2014.

 Costa Brava Loans

     The total outstanding borrowings under all credit facilities entered into with Costa Brava at March 31, 2014 and December 31, 2013 was $15.5 million (excluding $4.8 million and $4.2 million of Accrued PIK Interest, respectively).  The Costa Brava Term Loan and Costa Brava Line of Credit are pari passu with respect to the rights and preferences of the Harlingwood Notes (defined below).

 Harlingwood Convertible Debt

     In 2012, SPY North America entered into convertible note purchase agreements with Harlingwood under which SPY North America issued two promissory notes to Harlingwood in the principal amounts of $1.0 million and $0.5 million (“Harlingwood Notes”).  Total outstanding borrowings under the Harlingwood Notes at each of March 31, 2014 and December 31, 2013 were $1.5 million (excluding Accrued PIK Interest of $0.3 million and $0.2 million, respectively).  As of March 31, 2014, approximately $52,000 of accrued interest was reclassified to accrued liabilities and the amount was paid in April 2014. The Harlingwood Notes were amended in April 2014 to extend the maturity date from April 1, 2015 to December 31, 2016.  The Harlingwood Notes are subordinate to the amounts owed by SPY North America under the BFI Line of Credit, pursuant to the terms of a debt subordination agreement between Harlingwood and BFI.

    The Harlingwood Notes accrue interest at the rate of 12% per annum.

    The $1.0 million promissory note requires a facility fee equal to the lesser of $10,000 or 1% of the average daily outstanding principal amount due under the Harlingwood Notes (without giving effect to the Accrued PIK Interest).   SPY North America paid $20,000 to Harlingwood for initial aggregate facility fees in 2012.  Facility fees are due in advance on the respective anniversary date of the $1.0 million promissory note until maturity.  The $0.5 million promissory note has a facility fee of $10,000. The Company paid $10,000 and $10,000 to Harlingwood in September 2013 and January 2014, respectively related to facility fees on the Harlingwood Notes.

    The principal amount due under the Harlingwood Notes (including Accrued PIK Interest) is convertible into shares of the Company’s common stock at $1.40 per share, subject to adjustment for stock splits or stock dividends.  The Harlingwood Notes contain standard representations, warranties and reporting requirements that are customary for financings of this type, and cross default provisions with respect to the Costa Brava indebtedness.  SPY North America was in compliance with all covenants under the Harlingwood Notes at March 31, 2014. The Harlingwood Notes are pari passu with the respect to the rights and preferences of Costa Brava Term Note and Costa Brava Line of Credit.  (See Note 11 “Related Party Transactions” and Note 14 “Subsequent Events”).

 Long-Term Debt

     Notes payable at March 31, 2014 consist of the following:

(Thousands)
Costa Brava Term Loan, as amended (subordinated debt, of which up to $2.25 million is convertible into shares of common stock at a conversion price of $2.25 per share). Effective April 30, 2014, up to $6.0 million is convertible into shares of Common Stock at a conversion price of $2.00 per share.	$10,579
Costa Brava Line of Credit (subordinated debt)	9,137
Harlingwood Notes (subordinated convertible debt, all of which is convertible into shares of common stock at a conversion price of $1.40 per share )	1,736
Secured note payable for vehicle purchases, 4.69% interest rate with monthly payments of $1,400 due through December 2015, secured by vehicles	28
Subtotal	21,480
Less current portion	16
Notes payable, less current portion	$21,464

9.  Fair Value of Financial Instruments

    The Company’s financial instruments include cash, accounts receivable and payable, short-term borrowings, accrued liabilities, other short-term liabilities, capital leases, notes payable and related party debt.  The carrying amount of these instruments approximates fair value because of their short-term nature.  The carrying value of the Company’s long-term debt, including the current portion approximates fair value as of March 31, 2014.

10.  Share-Based Compensation

Stock Option Activity	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(Thousands)
Options outstanding at December 31, 2013	3,090,801	$1.76
Granted	110,000	1.39
Exercised	(120,000)	0.81
Expired	(29,167)	1.07
Forfeited	-	-

Options outstanding at March 31, 2014	3,051,634	$1.79	7.01	$335

Options exercisable at March 31, 2014	1,994,147	$2.02	5.98	$235

    Intrinsic value is defined as the difference between the relevant current market value of the Company’s common stock and the grant price for options with exercise prices less than the market values on such dates.  During the three months ended March 31, 2014, there were 120,000 stock options exercised.  The Company received cash proceeds of $97,600 related to the stock options exercised in 2014. No options were exercised during the three months ended March 31, 2013.

    The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2014 and 2013 was $0.86 and $0.90, respectively.

 Restricted Stock Award Activity

    The Company periodically issues restricted stock awards to certain directors and key employees, subject to certain vesting requirements based on future service.  Fair value is calculated using the Black-Scholes option-pricing valuation model (single option approach).  There were no restricted stock awards issued during the three months ended March 31, 2014. However, the Company awarded 19,161 fully vested, non-restricted shares at a $1.37 weighted-average grant date fair value during the three months ended March 31, 2014.  These shares were issued to certain members of the Company’s board of directors in lieu of cash payment for quarterly board fees.  The expense related to these shares was $26,250 during the three months ended March 31, 2014, and was recorded in general and administrative expense.

    The Company recognized the following share-based compensation expense during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(Thousands)
Stock options
General and administrative expense	$99	$119
Cost of sales	5	5
Selling and marketing	34	38
Shipping and warehouse	1	1
Research and development	3	3
Total share-based compensation for stock options	142	166

Restricted stock
General and administrative expense (Board of Directors fees in lieu of cash payments)	26	26
Total share-based compensation for restricted stock	26	26

Total Share-based compensation expense	$168	$192

    Total unrecognized share-based compensation expense for outstanding stock option awards at March 31, 2014 is approximately $0.5 million, which will be recognized over a weighted average remaining life of 1.7 years.

11.  Related Party Transactions

 Promissory Notes with Shareholder, Costa Brava

 See Note 8 “Long-Term Debt” to the Consolidated Financial Statements regarding promissory notes held by Costa Brava, an entity that owned, at March 31, 2014, approximately 47.6%, or 51.3% on an as converted basis, of the Company’s common stock.  The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava.

 The total outstanding borrowings under all promissory notes the Company has entered into with Costa Brava at March 31, 2014 and December 31, 2013 was $20.3 million (including $4.8 million Accrued PIK Interest) and $19.7 million (including $4.2 million Accrued PIK Interest), respectively.

 Convertible Notes with Shareholder, Harlingwood

 See Note 8, “Long-Term Debt” to the Consolidated Financial Statements regarding $1.5 million in total promissory notes held by Harlingwood, an entity that owned, at March 31, 2014, approximately 5.3%, or 13.6% on an as converted basis, of the Company’s common stock.  Mr. Fir Geenen, a member of the Company’s Board of Directors, is the manager of a limited liability company that manages Harlingwood.

 The total outstanding borrowings under all promissory notes issued by the Company to Harlingwood at March 31, 2014 and December 31, 2013 was $1.8 million (including $0.3 million Accrued PIK Interest) and $1.7 million (including less than $0.2 million Accrued PIK Interest), respectively.

12.  Commitments and Contingencies

  Operating Leases

 The Company’s corporate headquarters totals 32,551 square feet and is located in Carlsbad, California.  Effective November 2010, the Company entered into an amended lease for this facility with average monthly rent payments of approximately $29,000 per month.  In April 2013, the Company amended this lease to (i) extend the expiration date to December 31, 2019, and (ii) give the Company the right to terminate the lease commencing on April 1, 2015 with nine-months written notice.  The monthly rent payments after 2014 will increase by 3% per year. The Company also leases approximately 6,500 square feet of a facility in Varese, Italy with monthly lease payments effective March 2013 of €1,500 per month. On March 10, 2014, the Company elected to terminate its lease in Italy, effective September 10, 2014. In addition, the Company leases an office space totaling approximately 400 square feet in Vancouver, Canada at a monthly rate of CAD$1,352 (approximately $1,312).  The Company also leases certain computer equipment and vehicles.

 Total rent expense was approximately $106,000 and $105,000 for the three months ended March 31, 2014 and 2013, respectively.

 Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

(Thousands)
Year Ending December 31,
2014	$326
2015	393
2016	398
2017	409
2018	420
Thereafter	411
Total	$2,357

 Capital Leases

     Future minimum lease payments under capital leases at March 31, 2014 are as follows:

(Thousands)
Year Ending December 31,
2014	$57
2015	76
2016	23
Total minimum lease payments	156
Amount representing interest	(10)
Present value of minimum lease payments	146
Less current portion	71

Noncurrent portion	$75

Athlete Contracts

At March 31, 2014, the Company has entered into endorsement contracts with certain athletes to actively wear and endorse the Company’s products.  Payments under these contracts total approximately $258,000, $145,000 and $83,000 in 2014, 2015 and 2016, respectively, and may include additional performance-based incentives and/or product-specific sales incentives.  At March 31, 2014, the Company also had pending endorsement contracts with certain athletes to actively wear and endorse the Company’s products, with payments totaling approximately $547,000.

Litigation

    From time to time the Company may be party to lawsuits in the ordinary course of business.  The Company is not currently a party to any material legal proceedings, which it believes will have a material adverse impact on its financial position.

13.  Operating Segments and Geographic Information

    Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance.  The Company designs, produces and distributes sunglasses, snow and motocross goggles, prescription frames, and branded apparel and accessories for the action sports, snow sports and lifestyle markets.

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

	North America (U.S. and Canada)	International (Europe, Asia Pacific And Latin America)	Consolidated
	(Thousands)	(Thousands)	(Thousands)

	Three Months Ended March 31, 2014
Net sales	$7,982	$1,210	$9,192

	Three Months Ended March 31, 2013
Net sales	$8,209	$799	$9,008

	March 31, 2014	December 31, 2013
	(Thousands)
Tangible long-lived assets:
U.S. and Canada	$394	$438
Europe and Asia Pacific	—	—

Total	$394	$438

14.  Subsequent Events

In April 2014, the Costa Brava Term Note, Costa Brava Line of Credit and Harlingwood Notes were amended to extend the respective maturity dates from April 1, 2015 to December 31, 2016 (See Note 8 “Long-term Debt”).  Additionally, the interest rates on the Costa Brava Term Note and Costa Brava Line of Credit were reduced from 12% to 7%, and the facility fees were eliminated, effective July 1, 2014. The Costa Brava Term Note was also amended to increase the amount that Costa Brava may, at its discretion, convert (excluding the Accrued PIK Interest) into shares of the Company’s common stock from $2,250,000 to $6,000,000 and to reduce the conversion price from $2.25 to $2.00. Effective with the Costa Brava Term Note and Costa Brava Line of Credit amendments, the Company will no longer add Accrued PIK Interest to the outstanding principal and will begin making quarterly cash payments starting in June 2014.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements.  The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements."  Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our Annual Report on Form 10-K for the year ended December 31, 2013, previously filed with the Securities and Exchange Commission on March 20, 2014, which Annual Report is incorporated herein by reference.  Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.  Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

 The terms “we,” “us,” “our,” and the “Company” refer to SPY Inc. and its subsidiaries, unless the context requires otherwise.

Overview

 We happily design, market and distribute premium sunglasses, goggles and prescription frame eyewear and other accessories.  In 1994, we began as a grassroots brand in Southern California with the goal of creating innovative and aesthetically progressive eyewear, and, in doing so, we believe we captured the imagination of the action sports market with authentic, distinctive, performance-driven products marketed and sold under the SPY® brand.  Today, we believe the SPY® brand, symbolized by the distinct “cross” logo, is a well recognized eyewear brand in its segment of the action sports industry, with a reputation for its high quality products, style and innovation, most notably showcased in our Happy Lens™  technology.

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

Our Products and Target Markets

 We have a happy disrespect for the usual way of looking (at life) and this helps drive our innovative design, marketing and distribution of premium products, especially eyewear for youth minded people who love to be outside doing what makes them feel most alive and happy. We feel a primary strength is our ability to create distinctive products that embody our unique and irreverent point of view, and this has helped us become what we believe is one of the most recognizable action sports brands in the world, with a twenty-year heritage in surfing, motocross, snowboarding, cycling, skateboarding, snow skiing, motorsports, wakeboarding, multi-sports and mountain biking. Our position as a premier brand is underscored by the development of innovative, proprietary, performance-based products with quality materials and lens technologies that have a definitive styling along with an incredible value proposition. Our core products – sunglasses, goggles and prescription frames – marketed under the SPY® brand have allowed us to develop collaborations with athletes, musicians, celebrities, and other significant likeminded brands, as well as important multi-store action sports, sporting goods, sunglass specialty and lifestyle retailers in North America and other strategically-selected, individually owned-and-operated specialty retailers worldwide.

We create products that we believe lead our industry in terms of style and quality, and we continually seek to serve both active lifestyle participants and their aspirational counterparts. We separate our eyewear products into three groups: (i) sunglasses, which includes fashion, Happy Lens™, performance sport and women specific sunglasses; (ii) goggles, which includes snow sport and motocross goggles created for our core demographics, and a new goggle line extension for the SPY® brand that targets new distribution opportunities and customers; and (iii) prescription frames, which includes optical-quality frames and sunglasses for our youthful demographic.  In addition, we sell branded accessories for sunglasses and goggles, as well as a variety of other accessories and apparel. In December 2013, we entered into a merchandising license agreement, pursuant to which we licensed certain trade styles, trademarks logos, designs and other proprietary materials (“SPY IP”) to a third party (“Licensee”).  The agreement provides that the Licensee shall develop, introduce, market and sell certain licensed products incorporating the SPY IP, including men’s and boy’s apparel, bags and luggage, consumer electronics, protective cases, and other unisex accessories, throughout North America through certain distribution channels, other than deep discount retail channels. We currently anticipate that licensed products incorporating SPY IP will generate revenue beginning in late 2014.
               The SPY® brand, as symbolized by the SPY® cross icon  is a creative, performance-driven brand that is fueled by collaborative efforts across various facets of youth culture, including competition, art, music and day-to-day athletic performance.  We strive to ensure that our products are relevant in function and design, as well as style.  We do this, in part, through partnerships with our world class athletes who help us design, then wear and test our products during training and competition.  We believe that the intimate knowledge of our customers' lifestyles is what helps us develop a stronger, more relevant product offering for our market. We reinforce our irreverent brand profile through unique and disruptive marketing, using traditional and non-traditional means to convey our branded point of view to both entertain and edify people across a multitude of psychographics.

 SPY’s newest product innovation is the Happy Lens™, which is a patent-pending proprietary technology that was developed over the course of several years and released in February of 2013. The Happy Lens™ enjoyed a successful initial pre-launch marketing and promotion campaign during the fall of 2012, which was followed by strong initial sales of the collection during the year ended December 31, 2013. We believe Happy Lens™ is a natural product extension of the happy and irreverent SPY® brand positioning and we anticipate that it will continue to be an important part of the SPY® collection moving forward.

Results of Operations

Comparison of Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

 Net Sales

 Consolidated net sales increased by $0.2 million or 2.0% to $9.2 million for the three months ended March 31, 2014 from $9.0 million for the three months ended March 31, 2013. The increase in sales growth was from sales of our prescription frame product line which increased by 97.3% or $0.5 million to $1.0 million for the three months ended March 31, 2014, compared to $0.5 million during the same period last year. SPY® sales amounts included approximately $0.4 million and $0.6 million of sales during the three months ended March 31, 2014 and March 31, 2013, respectively, which were considered to be closeouts, defined as (i) older styles not in the current product offering or (ii) the sales of certain excess inventory of current products sold at reduced pricing levels.

 Sunglasses represented approximately 79.4% and 83.8% of net sales during the three months ended March 31, 2014 and 2013, respectively.  Goggle sales represented approximately 8.9% and 9.0% of net sales during each of the three months ended March 31, 2014 and 2013, respectively.  Prescription frames represented approximately 10.5% and 5.4% of net sales during the three months ended March 31, 2014 and 2013, respectively. Apparel and accessories represented approximately 1.2% and 1.8% of net sales each of the three months ended March 31, 2014 and 2013, respectively.  Sales to customers in North America represented 86.8% and 91.7% of total net sales for the three months ended March 31, 2014 and 2013, respectively.  Sales to international customers (excluding Canada) represented 13.2% and 8.3% of total net sales for the three months ended March 30, 2014 and 2013, respectively.

 Gross Profit

 Our consolidated gross profit increased by $0.2 million or 3.9% to $4.8 million for the three months ended March 31, 2014 from $4.6 million for the three months ended March 31, 2013, primarily attributable to an increase in our overall gross margins, as discussed below.

 Gross profit as a percentage of net sales was 52.0% for the three months ended March 31, 2014, compared to 51.1% for the three months ended March 31, 2013.  The increase in our gross profit as a percent of net sales during the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to: (i) improved overall sales mix of our higher margin products; (ii) a higher percentage of lower cost inventory purchases from China; and (iii) lower sales of closeout products at reduced price levels.

 Sales and Marketing Expense

Sales and marketing expense was essentially unchanged at $2.9 million for three months ended March 31, 2014. While the expense remained relatively unchanged, the Company spent a higher percentage of the marketing related costs on trade shows to further develop the SPY brand, which was offset by a reduction in salary related costs.

 General and Administrative Expense

 General and administrative expense increased by $0.1 million or 2.5% to $1.5 million for the three months ended March 31, 2014 from $1.4 million for the three months ended March 31, 2013.  The increase is primarily due to increased use of outside consultants and higher bonus accrual in 2014 compared to 2013.

 Shipping and Warehousing Expense

 Shipping and warehousing expense decreased by $0.1 million or 17.5% to $0.1 million for the three months ended March 31, 2014 from $0.2 million for the three months ended March 31, 2013.  The decrease was primarily due to a decline in the use of temporary labor.

 Research and Development Expense

 Research and development expense increased by $0.1 million or 50.8% to $0.2 million for the three months ended March 31, 2014 compared to $0.1 million for the three months ended March 31, 2013, due to testing performed on our lenses.

 Other Net Expense

Other net expense was essentially unchanged at $0.8 million for the three months ended March 31, 2014 and 2013. While our net expenses remained relatively unchanged, interest expense increased slightly due to higher debt balances with Costa Brava and Harlingwood.

 Income Tax Provision

 Income tax expense was approximately $3,000 for the three months ended March 31, 2014 and 2013, respectively.  We have recorded a full valuation allowance for deferred tax assets both in the U.S. and in Italy at March 31, 2014 and 2013.  The effective tax rate for the three months ended March 31, 2014 and 2013 was less than 1% in both periods.

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

Cash on hand at March 31, 2014 was $0.7 million.  At March 31, 2014, we had a total of $23.9 million in debt under all lines of credit, capital leases and notes payable, of which $2.4 million was classified as current liabilities and $21.5 million was classified as long-term liabilities in the Company's Consolidated Balance Sheet.  Our primary debt arrangements as of March 31, 2014 are further described below in Short-Term Debt and Long-Term Debt.

 Future Capital Requirements and Resources

 During the three-months ended March 31, 2014 and the year ended December 31, 2013, we had positive cash flow from operations principally as a result of a significant reduction in operating expenses and increases in gross profit. However, we have a history of incurring significant negative cash flow from operations, operating and net losses and significant working capital requirements. The Company anticipates that it will continue to have ongoing cash requirements to finance its seasonal and ongoing working capital requirements and net losses.

 In order to finance its net losses and working capital requirements, we have relied and anticipate that we will continue to rely on SPY North America’s credit line with BFI Business Finance (“BFI”) (“BFI Line of Credit”) and our credit facilities with Costa Brava Partnership III, L.P. (“Costa Brava”).  In addition, we have relied on debt and equity financing from Harlingwood (Alpha), LLC (“Harlingwood”).  Costa Brava and Harlingwood are related parties.  (See Short-Term Debt and Long-Term Debt below and Note 11 “Related Party Transactions” in the Consolidated Financial Statements).

 We believe that we will have sufficient cash on hand and cash available under existing credit facilities to enable us to meet our operating requirements for at least the next twelve months, if we are able to achieve some or a combination of the following: (i) achieve our desired sales growth and gross margin improvement, (ii) continue the improvements in the management of our working capital, and (iii) continue to manage and operate at reduced levels of our sales, marketing, general and administrative, and other operating expenses.  However, we will need to continue to access our existing credit facilities during the next twelve months to support our planned operations and working capital requirements, and intend to: (i) continue to borrow, to the extent available, from the BFI Line of Credit, (ii) increase the level of our outstanding principal due to Costa Brava by borrowing up to the maximum amount available, including through the ongoing deferral of interest payments which otherwise would have been payable to Harlingwood periodically provided, in each case, that they remain available and on terms acceptable to us, and (iii) if necessary, we may need to raise additional capital through debt or equity financings.

 We do not anticipate that we can generate sufficient cash from operations to repay the amounts due under the BFI Line of Credit, which is scheduled for its next annual renewal in February 2015, and the borrowings from Costa Brava and Harlingwood notes, as amended, when they become due in December 2016.  Therefore, we will need to renew the BFI Line of Credit at its annual renewal in February 2015 and continue to extend the maturity dates of the Costa Brava and Harlingwood indebtedness.  If we are unable to renew the BFI Line of Credit and further extend future maturity dates of the Costa Brava and Harlingwood indebtedness, we will need to raise substantial additional capital through debt or equity financing to continue our operations.  No assurances can be given that any such financing will be available to us on favorable terms, if at all.  The inability to obtain debt or equity financing in a timely manner and in amounts sufficient to fund our operations, or the inability to renew the BFI Line of Credit or to extend future maturity dates of the Costa Brava and Harlingwood indebtedness, if necessary, would have an immediate and substantial adverse impact on our business, financial condition or results of operations.

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

    Cash provided by operating activities for the three months ended March 31, 2014 was $2.3 million, which consisted of a net loss of $0.7 million, adjustments for aggregate non-cash items of $0.9 million (primarily Accrued PIK Interest of $0.6 million, share-based compensation of $0.1 million, depreciation and amortization of $0.1 million and others of $0.1 million) and an aggregate $2.2 million provided by working capital.  Working capital changes include sources of cash of $2.5 million primarily from: (i) a net increase of $1.5 million related to decrease in inventory from sales and timing if inventory purchase and (ii) $1.0 million from lower accounts receivable due to increased collection efforts. The sources of cash from working capital were partially offset by uses of cash from working capital of $0.3 million primarily related to decreased accounts payable of $0.3 million primarily due to the timing of inventory purchases.

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

 Cash used in investing activities during the three months ended March 31, 2014 was less than $0.1 million, and was attributable to the purchase of property and equipment, which was slightly offset by a small gain on disposal a vehicle.

 Cash used in investing activities during the three months ended March 31, 2013 was less than $0.1 million and was primarily attributable to the purchase of property and equipment.

 Cash used in financing activities for the three months ended March 31, 2014 was $2.3 million, and was attributable primarily to a $2.3 million reduction in debt under our BFI Line of Credit due to our improved liquidity and timing of working capital requirements.

Cash used in financing activities for the three months ended March 31, 2013 was $0.9 million, and was attributable primarily to $0.9 million in reduction in debt under our BFI Line of Credit due to our improved liquidity and other debt reductions aggregating less than $0.1 million.

 Short-Term and Long-Term Debt

 Summary.  As of March 31, 2014, we had a total of $23.9 million in debt under all lines of credit, capital leases and notes payable.  A brief summary of our primary short-term and long-term debt facilities outstanding and available sources of liquidity from debt at March 31, 2014 is as follows:

●
BFI Line of Credit.  A short-term line of credit with BFI with a maximum borrowing limit of $7.0 million.  The maximum availability based on eligible accounts receivable and inventory at March 31, 2014 was $5.2 million, of which $1.7 million was outstanding at that date;

●
Costa Brava Term Note.  A $7.0 million subordinated term loan with Costa Brava, of which $6.0 million is convertible into common stock; due December 31, 2016, as amended in April 2014.  $7.0 million outstanding at March 31, 2014 (excluding Accrued PIK Interest of $2.4 million).  (“Costa Brava Term Note”);

●
Costa Brava Line of Credit.  A $9.0 million subordinated line of credit with Costa Brava, due December 31, 2016 as amended in April 2014. $8.5 million outstanding as of March 31, 2014 (excluding Accrued PIK Interest of $2.4 million).  ("Costa Brava Line of Credit");

●
Harlingwood Notes.  Two subordinated convertible term loans with Harlingwood aggregating $1.5 million; due December 31, 2016 as amended in April 2014.  $1.5 million outstanding at March 31, 2014 (excluding Accrued PIK Interest of $0.3 million).  ("Harlingwood Notes"); and

●
Interest attributable to the Costa Brava Term Note and Costa Brava Line of Credit due subsequent to January 1, 2012, and on Harlingwood Notes has been be paid in kind.  Aggregate Accrued PIK Interest was $5.1 million at March 31, 2014.

 Each of our primary debt facilities is more fully described in Note 8, “Long-Term Debt”, in the notes to our unaudited Consolidated Financial Statements.

Off-Balance Sheet Arrangements

 We did not enter into any off-balance sheet arrangements during the three months ended March 31, 2014 and 2013, respectively, nor did we have any off-balance sheet arrangements outstanding at March 31, 2014 and December 31, 2013.

 Income Taxes

 In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on the level of historical operating results and the uncertainty of the economic conditions, we have recorded a full valuation allowance for SPY North America and SPY Europe at March 31, 2014 and December 31, 2013.

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

 Generally, we extend credit to our customers after performing credit evaluations and do not require collateral. Our payment terms generally range from net-30 to net-90, depending on the country or whether we sell directly to retailers or to a distributor.  Our distributors are typically set up as prepay accounts; however, credit may be extended to certain distributors, sometimes upon receipt of a letter of credit.  Generally, our sales agreements with our customers, including distributors, do not provide for any rights of return or price protection.  However, we do approve returns on a case-by-case basis, at our sole discretion.  We record an allowance for estimated returns when revenue is recorded based on historical data and make adjustments when we consider it necessary.  The allowance for returns is calculated using a three step process that includes: (i) calculating an average of actual returns as a percentage of sales over a rolling twelve month period; (ii) estimating the average time period between a sale and the return of the product (13 months at March 31, 2014) and (iii) estimating the value of the product returned.  The reserve is calculated as the average return percentage times gross sales for the average return period less the estimated value of the product returned and adjustments are made as we consider necessary.  The average return percentages at March 31, 2014, the range of the weighted average cumulative return percentages over the past two years and the effect on the liability and net sales if the highest average percentage over the past years had been used at March 31, 2014 are shown below in our sensitivity analysis.  Historically, actual returns had been within our expectations.  If future returns are higher than our estimates, our earnings would be adversely affected.

Sales Return Reserve Sensitivity Analysis
	(A)	(B)	(C)	(D)
	Average Returns % at March 31, 2014	Average Returns % Range during past two years	Decrease to Net Sales if highest average return rate in (B) increased by 10%	Increase to Net Sales if current average return rate decreased by 10%
			(Thousands)	(Thousands)
SPY	7.9%	5.1% — 7.9%	186	(186)

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

Inventories.

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

Item 4.  Controls and Procedures

Disclosure Control and Procedures

 Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2014, the end of the period covered by this report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time frames specified by the Securities and Exchange Commission’s rules and forms.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

 During the three months ended March 31, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

 From time to time we may be party to lawsuits in the ordinary course of business.  We are not currently a party to any material legal proceedings.

Item 1A.  Risk Factors

 As of the date of this report, there has not been any material changes to the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.  You should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial position and results of operations.

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

SPY Inc.

Date: May 6, 2014	By:	/s/ James McGinty
James McGinty
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description of Document	Incorporation by Reference

10.1*	Second Amendment to Promissory Note and Promissory Note No. 2, by and between SPY Optic, Inc. and Harlingwood (Alpha), LLC, dated April 30, 2014

10.2*	Fourth Amended and Restated Promissory Note, by and between SPY Optic, Inc. and Costa Brava Partnership III, L.P., dated April 30, 2014

10.3*	Fifth Amended and Restated Promissory Note, by and between SPY Optic, Inc. and Costa Brava Partnership III, L.P., dated April 30, 2014

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

101.INS	XBRL Instance Document	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

*	Filed herewith.
#
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.