Form 10-Q
period 2014-06-30
Spy Inc.
filed 2014-08-06
CIK 932372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, there were 13,375,627 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

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

ITEM 1.  Financial Statements
SPY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands, except number of shares and per share amounts)

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets
Cash	$808	$686
Accounts receivable, net	5,316	6,543
Inventories, net	6,557	5,872
Prepaid expenses and other current assets	883	680
Income taxes receivable	—	3
Total current assets	13,564	13,784
Property and equipment, net	391	438
Intangible assets, net of accumulated amortization of $800 and $782 at June 30, 2014 and December 31, 2013, respectively	54	72
Other assets	44	63
Total assets	$14,053	$14,357
Liabilities and Stockholders’ Deficit
Current liabilities
Line of credit	$2,703	$4,024
Current portion of capital leases	71	77
Current portion of notes payable	16	16
Accounts payable	3,467	1,302
Accrued expenses and other liabilities	2,866	3,069
Total current liabilities	9,123	8,488
Capital leases, less current portion	57	92
Notes payable, less current portion	8	16
Notes payable to stockholders	21,597	21,452
Total liabilities	30,785	30,048
Commitments and Contingencies
Stockholders’ deficit
Preferred stock: par value $0.0001; 5,000,000 authorized; none issued	—	—
Common stock: par value $0.0001; 100,000,000 shares authorized; 13,350,293 and 13,184,876 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	45,780	45,331
Accumulated other comprehensive income	514	520
Accumulated deficit	(63,027)	(61,543)
Total stockholders’ deficit	(16,732)	(15,691)
Total liabilities and stockholders’ deficit	$14,053	$14,357

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net sales	$8,183	$9,995	$17,376	$19,002
Cost of sales	3,641	4,718	8,053	9,125

Gross profit	4,542	5,277	9,323	9,877
Operating expenses:
Sales and marketing	2,726	2,950	5,646	5,804
General and administrative	1,387	1,789	2,871	3,236
Shipping and warehousing	132	89	272	258
Research and development	196	122	349	223

Total operating expenses	4,441	4,950	9,138	9,521

Income from operations	101	327	185	356
Other income (expense):
Interest expense	(751)	(752)	(1,509)	(1,484)
Foreign currency transaction gain (loss)	69	(144)	2	(162)
Other expense	(161)	(5)	(159)	(5)

Total other expense	(843)	(901)	(1,666)	(1,651)

Loss before provision for income taxes	(742)	(574)	(1,481)	(1,295)
Income tax provision	—	—	3	—

Net loss	$(742)	$(574)	$(1,484)	$(1,295)

Net loss per share of Common Stock
Basic	$(.06)	$(.04)	$(.11)	$(.10)

Diluted	$(.06)	$(.04)	$(.11)	$(.10)

Shares used in computing net loss per share of Common Stock
Basic	13,343	13,135	13,285	13,125

Diluted	13,343	13,135	13,285	13,125

Other comprehensive income (loss)
Foreign currency translation adjustment	$(93)	$(84)	$(187)	$93
Unrealized gain (loss) on foreign currency exposure of net investment in foreign operations	88	96	180	(98)

Total other comprehensive income (loss)	(5)	12	(7)	(5)

Comprehensive loss	$(747)	$(562)	$(1,491)	$(1,300)

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
Operating Activities
Net loss	$(1,484)	$(1,295)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	137	158
Paid-in-kind interest	—	1,160
Share-based compensation	294	482
Non-cash board of directors fees	44	54
Provision for doubtful accounts	27	85
Gain (loss) on sale of property or equipment	(3)	9
Foreign currency transaction gain	(5)	(5)
Loss on extinguishment of debt	155	0
Amortization of debt discount and premium	27	61
Change in operating assets and liabilities:
Accounts receivable, net	1,200	(923)
Inventories, net	(685)	800
Prepaid expenses and other current assets	(224)	(85)
Other assets	3	7
Accounts payable	2,164	235
Accrued expenses and other liabilities	(202)	335
Income taxes payable/receivable	3	(1)

Net cash provided by operating activities	1,451	1,077
Investing Activities
Purchases of property and equipment	(85)	(77)
Proceeds from sale of property and equipment	16	—

Net cash used in investing activities	(69)	(77)
Financing Activities
Line of credit, net	(1,321)	(815)
Principal payments on secured notes payable	(8)	(7)
Principal payments on capital leases	(40)	(48)
Proceeds from exercise of stock options	109	—

Net cash used in financing activities	(1,260)	(870)
Net increase in cash	122	130
Cash at beginning of period	686	818

Cash at end of period	$808	$948

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,403	$160
Income taxes	$3	$—
Summary of non-cash financing and investing activities:
Accrued board of directors fees paid in fully vested non-restricted stock awards	$44	$54
Acquisition of property and equipment through capital leases	$—	$103

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

Capital Resources

 During the six-months ended June 30, 2014 and year ended December 31, 2013, the Company had positive cash flow from operations principally as a result of a significant reduction in operating expenses and an increase in gross profit. However, the Company has a history of incurring significant negative cash flow from operations, operating and net losses, and has significant working capital requirements. The Company anticipates that it will continue to have ongoing cash requirements to finance its seasonal and ongoing working capital needs and net losses.

           In order to finance the Company's working capital requirements, the Company has relied and anticipates that it will continue to rely on SPY North America’s credit line with BFI Business Finance (“BFI”) (“BFI Line of Credit”) and its credit facilities with Costa Brava Partnership III, L.P. (“Costa Brava”).  In addition, SPY North America has relied on debt and equity financing from Harlingwood (Alpha), LLC (“Harlingwood”).  Costa Brava and Harlingwood are related parties.  The total outstanding indebtedness of the Company was $24.3 million and $25.7 million at June 30, 2014 and December 31, 2013 respectively.  (See Note 7 “Short-Term Debt ”, Note 8 “Long-Term Debt” and Note 11 “Related Party Transactions”).

 The Company believes it will have sufficient cash on hand and cash available under existing credit facilities to meet its operating requirements for at least the next twelve months, if the Company is able to achieve some or a combination of the following factors: (i) achieve its desired sales growth, (ii) continue the improvements in the management of working capital, and (iii) continue to manage and operate the Company at reduced levels of sales, marketing, general and administrative, and other operating expenses.  However, the Company will need to continue to access its existing credit facilities during the next twelve months to support its planned operations and working capital requirements, and intends to (i) continue to borrow, to the extent available, from the BFI Line of Credit, (ii) continue discretionary deferral of interest payments otherwise payable to Harlingwood, and (iii) if necessary, raise additional capital through debt or equity financings, or borrow up to the extent available on the Company’s Costa Brava Line of Credit.

 The Company does not anticipate that it can generate sufficient cash from operations to repay the amounts due under the BFI Line of Credit which is scheduled to renew in February 2015, and the borrowings from Costa Brava and Harlingwood due, as amended, in December 31, 2016, consisting of (i) $15.5 million aggregate original principal borrowings from Costa Brava and $1.5 million in borrowings from Harlingwood as of June 30, 2014, and (ii) an additional amount of approximately $4.2 million and $0.2 million, respectively, of unpaid interest related to Costa Brava and Harlingwood loans, which was added to the principal balance rather than paid in cash (“Accrued PIK Interest”) of each respective borrowing as of December 31, 2013, and (iii) future interest amounts added to the outstanding principal.  The Company will therefore need to renew the BFI Line of Credit at its annual renewal in February 2015 and continue to extend the future maturity dates of the Costa Brava and Harlingwood indebtedness. If the Company is unable to renew the BFI Line of Credit and extend future maturity dates of the Costa Brava and Harlingwood indebtedness, it will need to raise substantial additional capital through debt or equity financing to continue its operations. No assurances can be given that any such financing will be available to the Company on favorable terms, if at all. The inability to obtain debt or equity financing in a timely manner and in amounts sufficient to fund the Company’s operations, or the inability to renew the BFI Line of Credit or to extend future maturity dates of the Costa Brava and Harlingwood indebtedness, if necessary, would have an immediate and substantial adverse impact on the Company’s business, financial condition and results of operations.

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

Recently Issued Accounting Principles

      In May 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a company’s contracts with customers. ASU 2014-09 will be effective beginning the first quarter of the Company's fiscal year 2018 and early application is not permitted. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. Management is currently evaluating the effect ASU 2014-09 will have on the Company's Consolidated Financial Statements and disclosures.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Thousands)		(Thousands)
Weighted average common shares outstanding – basic	13,343	13,135	13,285	13,125
Assumed conversion of dilutive stock options, warrants and convertible debt	—	—	—	—
Weighted average common shares outstanding – dilutive	13,343	13,135	13,285	13,125

 The following potentially dilutive instruments were not included in the diluted per share calculation for the periods presented as their inclusion would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
Shares Issuable through Exercise or Conversion of:	2014	2013	2014	2013
	(Thousands)		(Thousands)
Stock options	3,062	2,697	3,062	2,697
Warrants	244	244	244	244
Convertible debt	4,240	2,168	4,240	2,168

Total	7,546	5,109	7,546	5,109

4.  Accumulated Other Comprehensive Income

 Accumulated other comprehensive income represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive income.

  The components of accumulated other comprehensive income, net of tax, are as follows:

	June 30, 2014	December 31, 2013
	(Thousands)
Equity adjustment from foreign currency translation	$421	$275
Unrealized gain on foreign currency exposure of net investment in foreign operations	93	245

Accumulated other comprehensive income	$514	$520

5.  Accounts Receivable

 Accounts receivable consisted of the following:

	June 30, 2014	December 31, 2013
	(Thousands)
Trade receivables	$7,619	$8,539
Less allowance for doubtful accounts	(368)	(369)
Less allowance for returns	(1,935)	(1,627)

Accounts receivable, net	$5,316	$6,543

6.  Inventories

 Inventories consisted of the following:

	June 30, 2014	December 31, 2013
	(Thousands)
Raw materials	$133	$11
Finished goods	6,633	6,097
Less allowance for excess and obsolete inventory	(209)	(236)
Inventories, net	$6,557	$5,872

7.  Short-Term Debt

 SPY North America has a Loan and Security Agreement with BFI, originally dated February 26, 2007 and most recently modified on June 6, 2014 (the “BFI Line of Credit”). Prior to the modification on June 6, 2014 (the “Modification”) the BFI Line of Credit had a maximum borrowing limit of $7.0 million, which amount increased to $8.0 million upon execution of the Modification.  The maximum availability under the BFI Line of Credit was $5.3 million and $5.1 million at June 30, 2014 and December 31, 2013, respectively, of which SPY North America had borrowed $2.7 million and $4.0 million, respectively, as of those dates. The BFI Line of Credit renews annually in February for one additional year unless otherwise terminated by either SPY North America or BFI. The Company had $2.6 million and $1.1 million in unused availability as of June 30, 2014 and December 31, 2013, respectively.

Actual borrowing availability under the BFI Line of Credit is based on eligible trade receivable and inventory levels of SPY North America. Prior to the Modification, actual borrowings were subject to the following limitations: (i) up to 80% of eligible United States accounts receivable, (ii) 80% of eligible Canadian receivables, (iii) 50% of eligible United States inventory, provided, however, such amount does not exceed 50% of eligible United States and Canadian accounts receivable and does not exceed the maximum inventory borrowing amount of $2.5 million, and (iv) advances against eligible foreign accounts receivable (excluding Canadian accounts receivable) up to $0.4 million.  In connection with the Modification, actual borrowings are now subject to the following limitations: (i) up to 80% of eligible United States accounts receivable, (ii) 80% of eligible Canadian receivables, (iii) 65% of eligible United States inventory, provided, however, such amount does not exceed 65% of eligible United States and Canadian accounts receivable and does not exceed the maximum inventory borrowing amount of $3.5 million, and (iv) advances against eligible foreign accounts receivable (excluding Canadian accounts receivable) up to $0.4 million.

Borrowings under the BFI Line of Credit bear interest at a rate per annum equal to the prime rate, as reported in the Western Edition of The Wall Street Journal, plus 1.75%, with a minimum monthly interest charge of $2,000. The interest rate was 5.0% per annum at June 30, 2014. The Company and SPY North America granted BFI a security interest in substantially all of SPY North America’s assets, and substantially all of the Company’s accounts receivable and inventories to secure BFI’s position under the BFI Line of Credit.  Additionally, the obligations under the BFI Line of Credit are guaranteed by SPY Inc.

 The BFI Line of Credit imposes certain covenants on SPY North America, including, but not limited to, covenants requiring SPY North America to provide certain periodic reports to BFI, to inform BFI of certain changes in the business, to refrain from incurring additional debt in excess of $100,000 and to refrain from paying dividends.  The BFI Line of Credit also contains cross default provisions. BFI may declare SPY North America in default if SPY North America experiences a material adverse change in its business, financial condition, or in its ability to perform the obligations owed under the BFI Line of Credit.  BFI’s prior consent, which BFI will not unreasonably withhold, is required in the event that SPY North America seeks additional debt financing, including debt financing subordinate to BFI.  SPY North America has also established bank accounts in BFI’s name in the United States and Canada into which collections on accounts receivable and other collateral are deposited (the “Collateral Accounts”).  Pursuant to the deposit control account agreements between BFI and SPY North America, BFI is entitled to sweep all amounts deposited into the Collateral Accounts and apply the funds to outstanding obligations under the BFI Line of Credit; provided that BFI is required to distribute to SPY North America any amounts remaining after payment of all amounts due under the BFI Line of Credit.  SPY North America was in compliance with all covenants under the BFI Line of Credit at June 30, 2014.

8.  Long-Term Debt

Costa Brava Term Note

 SPY North America issued a promissory note to Costa Brava in the principal amount of $7.0 million (“Costa Brava Term Note”), which amount was outstanding at each of June 30, 2014 and December 31, 2013 (excluding Accrued PIK Interest of $2.1 million). During the six months ended June 30, 2014, approximately $528,000 of accrued interest was paid in cash.  In April 2014, the Costa Brava Term Note was amended to: (i) extend the maturity date from April 1, 2015 to December 31, 2016, (ii) increase the amount Costa Brava may convert from $2,250,000 to $6,000,000 and reduce the conversion price from $2.25 to $2.00, (iii) reduce the interest rate from 12% to 7%, and (iv) eliminate the facility fee, effective July 1, 2014. Effective with this amendment, the Company no longer adds Accrued PIK Interest to the outstanding principal, and is now required to make quarterly cash interest payments. (See Note 11 “Related Party Transactions”). This amendment was accounted for as an extinguishment of debt, in accordance with authoritative guidance. In accordance with the accounting treatment of extinguishment of debt, the Company recorded expense of approximately $155,000, which represents an increase in the fair value of the Costa Brava Term Note compared to the carrying value of the Costa Brava Term Note prior to the modification. The expense associated with the modification is reported in other income and expense and the debt premium will be amortized to interest expense over the revised term of the Costa Brava Term Note. The Company also expensed approximately $16,000 in capitalized debt fees related to the previous debt agreement. The Costa Brava Term Note is subordinate to the BFI Line of Credit, pursuant to the terms of a debt subordination agreement between Costa Brava and BFI.

 Costa Brava Line of Credit

 SPY North America has an additional $9.0 million line of credit from Costa Brava (“Costa Brava Line of Credit”) of which $8.5 million was outstanding at June 30, 2014 and December 31, 2013 (excluding Accrued PIK Interest of $2.1 million). During the six months ended June 30, 2014, approximately $636,000 of accrued interest was paid in cash. In April of 2014, the Costa Brava Line of Credit was amended to: (i) extend the maturity date from April 1, 2015 to December 31, 2016, (ii) reduce the interest rate from 12% to 7%, and (iii) eliminate the facility fee, effective July 1, 2014. Effective with this amendment, the Company no longer adds Accrued PIK Interest to the outstanding principal, and is now required to make quarterly cash interest payments. This amendment was accounted for as a modification of debt in accordance with authoritative guidance. The Costa Brava Line of Credit is subordinate to BFI Line of Credit, pursuant to the terms of a debt subordination agreement between Costa Brava and BFI.

 In addition, the Costa Brava Line of Credit, as amended, required SPY North America to pay a facility fee in June 2014 calculated as the lesser of (i) 1% of the average daily outstanding principal amount owed under the note (excluding Accrued PIK Interest) for the 365 day period ending on such payment date or (ii) $90,000. The Company has no accrued expenses and other liabilities related to facility fee as of June 30, 2014 and paid $85,000 for the required facility fee in June 2014.

 Costa Brava Loans

  The total outstanding borrowings under all credit facilities entered into with Costa Brava at June 30, 2014 and December 31, 2013 was $19.7 million (including Accrued PIK Interest of $4.2 million and $4.2 million, respectively).  The Costa Brava Term Loan and Costa Brava Line of Credit are pari passu with respect to the rights and preferences of the Harlingwood Notes (defined below).

Harlingwood Convertible Debt

  In 2012, SPY North America entered into convertible note purchase agreements with Harlingwood under which SPY North America issued two promissory notes to Harlingwood in the principal amounts of $1.0 million and $0.5 million (“Harlingwood Notes”).  Total outstanding borrowings under the Harlingwood Notes at each of June 30, 2014 and December 31, 2013 were $1.5 million (excluding Accrued PIK Interest of $0.2 million).  During the six months ended June 30, 2014, approximately $104,000 of accrued interest was paid in cash. The Harlingwood Notes were amended in April 2014 to extend the maturity date from April 1, 2015 to December 31, 2016.  This amendment was accounted for as a modification of debt in accordance with authoritative guidance. The Harlingwood Notes are subordinate to the amounts owed by SPY North America under the BFI Line of Credit, pursuant to the terms of a debt subordination agreement between Harlingwood and BFI.

 The Harlingwood Notes accrue interest at the rate of 12% per annum.

 The $1.0 million promissory note requires a facility fee equal to the lesser of $10,000 or 1% of the average daily outstanding principal amount due under the Harlingwood Notes (without giving effect to the Accrued PIK Interest).   SPY North America paid $20,000 to Harlingwood for initial aggregate facility fees in 2012.  Facility fees are due in advance on the respective anniversary date of the $1.0 million promissory note until maturity.  The $0.5 million promissory note has a facility fee of $10,000. The Company paid $10,000 to Harlingwood in September 2013 and January 2014, respectively, related to facility fees on the Harlingwood Notes.

 The principal amount due under the Harlingwood Notes (including Accrued PIK Interest) is convertible into shares of the Company’s common stock at $1.40 per share, subject to adjustment for stock splits or stock dividends.  The Harlingwood Notes contain standard representations, warranties and reporting requirements that are customary for financings of this type, and cross default provisions with respect to the Costa Brava indebtedness.  SPY North America was in compliance with all covenants under the Harlingwood Notes at June 30, 2014. The Harlingwood Notes are pari passu with the respect to the rights and preferences of Costa Brava Term Note and Costa Brava Line of Credit.  (See Note 11 “Related Party Transactions”).

 Long-Term Debt

  Notes payable at June 30, 2014 consist of the following:

(Thousands)
Costa Brava Line of Credit (subordinated debt)	$10,579
Costa Brava Term Loan, as amended (subordinated debt, of which up to $6.0 million is convertible into shares of common stock at a conversion price of $2.00 per share and includes $145,089 in debt premium).	9,282
Harlingwood Notes (subordinated convertible debt, all of which is convertible into shares of common stock at a conversion price of $1.40 per share)	1,736
Secured note payable for vehicle purchases, 4.69% interest rate with monthly payments of $1,400 due through December 2015, secured by vehicles	24
Subtotal	21,621
Less current portion	16
Notes payable, less current portion	$21,605

9.  Fair Value of Financial Instruments

The current FASB guidance provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical instruments (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 inputs use quoted prices in active markets for identical instruments.

•
Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar instruments in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

•	Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related instrument.

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The company's assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.

Fair value of financial instruments by the valuation hierarchy at June 30, 2014 is as follows (in thousands):

	Level 1	Level 2	Level 3
Long-term shareholder debt	—	—	21,597

Long-term shareholder debt

For debt instruments that are not publicly traded, fair values are based on interest rates that would be currently available to the company for issuance of similar types of debt instruments with similar terms and remaining maturities. The fair value for the Costa Brave Term Note was calculated based on the present value of the future cash flows in accordance with debt extinguishment. A 13% effective market interest rate was used to calculate the future cash flows based on level 3 input.  The Company did not reclassify between levels in the fair value hierarchy during the six months ended June 30, 2014.

All other financial instruments

The Company’s other financial instruments include cash, accounts receivable and payable, short-term borrowings, accrued liabilities, other short-term liabilities, capital leases, and notes payable.  The carrying amount of these instruments approximates fair value because of their short-term nature.

10.  Share-Based Compensation

Stock Option Activity	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(Thousands)
Options outstanding at December 31, 2013	3,090,801	$1.76
Granted	250,000	1.20
Exercised	(133,128)	0.82
Expired	(129,167)	1.21
Forfeited	(16,666)	1.32

Options outstanding at June 30, 2014	3,061,840	$1.78	7.03	$8

Options exercisable at June 30, 2014	2,086,019	$2.00	6.13	$8

 Intrinsic value is defined as the difference between the relevant current market value of the Company’s common stock and the grant price for options with exercise prices less than the market values on such dates.  During the three and six months ended June 30, 2014, there were 13,128 and 133,128 stock options exercised, respectively, resulting in cash proceeds to the Company of $11,815 and $109,415 respectively.  During the three and six months ended June 30, 2013, the Company received cash proceeds of approximately $109,000 from the exercise of 133,000 stock options.

 The weighted-average estimated fair value of employee stock options granted during the six months ended June 30, 2014 and 2013 was $0.74 and $0.80, respectively.

 Restricted Stock Award Activity

 The Company periodically issues restricted stock awards to certain directors and key employees, subject to certain vesting requirements based on future service.  Fair value is calculated using the Black-Scholes option-pricing valuation model (single option approach).  There were no restricted stock awards issued during the six months ended June 30, 2014. However, the Company awarded 32,289 fully vested, non-restricted shares at a $1.38 weighted-average grant date fair value during the six months ended June 30, 2014.  These shares were issued to certain members of the Company’s board of directors in lieu of cash payment for quarterly board fees.  The expense related to these shares was approximately $44,000 during the six months ended June 30, 2014, and was recorded in general and administrative expense.

        The Company recognized the following share-based compensation expense during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Thousands)		(Thousands)
Stock options
General and administrative expense	$118	$265	$217	$384
Cost of sales	3	5	8	11
Selling and marketing	29	42	62	79
Shipping and warehouse	—	1	1	2
Research and development	3	3	6	6
Total share-based compensation for stock options	153	316	294	482

Restricted stock
General and administrative expense (Board of Directors fees in lieu of cash payments)	18	28	44	54
Total share-based compensation for restricted stock	18	28	44	54

Total Share-based compensation expense	$171	$344	$338	$536

 Total unrecognized share-based compensation expense for outstanding stock option awards at June 30, 2014 is approximately $0.4 million, which will be recognized over a weighted average remaining life of 1.71 years.

11.  Related Party Transactions

 Promissory Notes with Shareholder, Costa Brava

 See Note 8 “Long-Term Debt” to the Consolidated Financial Statements regarding promissory notes held by Costa Brava, an entity that owned, at June 30, 2014, approximately 47.5%, or 57.1% on an as converted basis, of the Company’s common stock.  The Chairman of the Company’s Board of Directors, Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava.

 The total outstanding borrowings under all promissory notes the Company has entered into with Costa Brava at June 30, 2014 and December 31, 2013 was $19.7 million (including $4.2 million Accrued PIK Interest), respectively.

 Convertible Notes with Shareholder, Harlingwood

 See Note 8, “Long-Term Debt” to the Consolidated Financial Statements regarding $1.5 million in total promissory notes held by Harlingwood, an entity that owned, at June 30, 2014, approximately 5.3%, or 13.4% on an as converted basis, of the Company’s common stock.  Mr. Fir Geenen, a member of the Company’s Board of Directors, is the manager of a limited liability company that manages Harlingwood.

 The total outstanding borrowings under all promissory notes issued by the Company to Harlingwood at June 30, 2014 and December 31, 2013 was $1.7 million (including less than $0.2 million Accrued PIK Interest), respectively.

12.  Commitments and Contingencies

Operating Leases

 The Company’s corporate headquarters totals 32,551 square feet and is located in Carlsbad, California.  Effective November 2010, the Company entered into an amended lease for this facility with average monthly rent payments of approximately $29,000 per month.  In April 2013, the Company amended this lease to (i) extend the expiration date to December 31, 2019, and (ii) give the Company the right to terminate the lease commencing on April 1, 2015 with nine-months written notice.  The monthly rent payments after 2014 will increase by 3% per year. The Company also leases approximately 6,500 square feet of a facility in Varese, Italy with monthly lease payments effective March 2013 of €1,500 per month. On March 10, 2014, the Company elected to terminate its lease in Italy, effective September 10, 2014. In addition, the Company leases an office space totaling approximately 400 square feet in Vancouver, Canada at a monthly rate of CAD1,352 (approximately $1,267).  The Company also leases certain computer equipment and vehicles.

 Total rent expense was approximately $200,000 and $204,000 for the six months ended June 30, 2014 and 2013, respectively.

 Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

(Thousands)
Year Ending December 31,
2014	$213
2015	393
2016	398
2017	409
2018	420
Thereafter	412
Total	$2,245

 Capital Leases

  Future minimum lease payments under capital leases at June 30, 2014 are as follows:

(Thousands)
Year Ending December 31,
2014	$38
2015	76
2016	22
Total minimum lease payments	136
Amount representing interest	(8)
Present value of minimum lease payments	128
Less current portion	71

Noncurrent portion	$57

Athlete Contracts

At June 30, 2014, the Company has entered into endorsement contracts with certain athletes to actively wear and endorse the Company’s products.  Payments under these contracts total approximately $323,000, $243,000 and $141,000 in 2014, 2015 and 2016, respectively, and may include additional performance-based incentives and/or product-specific sales incentives.  At June 30, 2014, the Company also had pending endorsement contracts with certain athletes to actively wear and endorse the Company’s products, with payments totaling approximately $387,000.

Litigation

 From time to time the Company may be party to lawsuits in the ordinary course of business.  The Company is not currently a party to any material legal proceedings, which it believes will have a material adverse impact on its financial position.

13.  Operating Segments and Geographic Information

 Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance.  The Company designs, produces and distributes sunglasses, snow and motocross goggles, prescription frames, along with branded apparel and accessories for the action sports, snow sports and lifestyle markets.

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

	North America (U.S. and Canada)	International (Europe, Asia Pacific And Latin America)	Consolidated
	(Thousands)	(Thousands)	(Thousands)

	Three Months Ended June 30, 2014
Net sales	$7,027	$1,156	$8,183

	Three Months Ended June 30, 2013
Net sales	$9,065	$930	$9,995

	North America (U.S. and Canada)	International (Europe, Asia Pacific And Latin America)	Consolidated
	(Thousands)	(Thousands)	(Thousands)

	Six Months Ended June 30, 2014
Net sales	$15,010	$2,366	$17,376

	Six Months Ended June 30, 2013
Net sales	$17,322	$1,680	$19,002

	June 30, 2014	December 31, 2013
	(Thousands)
Tangible long-lived assets:
U.S. and Canada	$391	$438
Europe and Asia Pacific	—	—

Total	$391	$438

14.  Subsequent Events

In July 2014, the Company entered into a five year lease agreement to rent approximately 1,200 square feet of office space in Encinitas, CA that is effective in August 2014. Monthly base rent is $5,700 subject to annual 3% increases.

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

Our Products and Target Markets

 We have a happy disrespect for the usual way of looking (at life) and this helps drive our innovative design, marketing and distribution of premium products, especially eyewear for youthful minded people who love to be outside doing what makes them feel most alive and happy. We feel a primary strength is our ability to create distinctive products that embody our unique and irreverent point of view, and this has helped us become what we believe is one of the most recognizable action sports brands in the world, with a twenty-year heritage in surfing, motocross, snowboarding, cycling, skateboarding, snow skiing, motorsports, wakeboarding, multi-sports and mountain biking. Our position as a premier brand is underscored by the development of innovative, proprietary, performance-based products with quality materials and lens technologies that have a definitive styling along with an incredible value proposition. Our core products – sunglasses, goggles and prescription frames – marketed under the SPY® brand have allowed us to develop collaborations with athletes, musicians, celebrities, and other significant likeminded brands, as well as important multi-store action sports, sporting goods, sunglass specialty and lifestyle retailers in North America and other strategically-selected, individually owned-and-operated specialty retailers worldwide.

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

               The SPY® brand, as symbolized by the SPY® cross icon [Missing Graphic Reference] is a creative, performance-driven brand that is fueled by collaborative efforts across various facets of youth culture, including competition, art, music and day-to-day athletic performance.  We strive to ensure that our products are relevant in function and design, as well as style.  We do this, in part, through partnerships with our world class athletes who help us design, then wear and test our products during training and competition.  We believe that the intimate knowledge of our customers' lifestyles is what helps us develop a stronger, more relevant product offering for our market. We reinforce our irreverent brand profile through unique and disruptive marketing, using traditional and non-traditional means to convey our branded point of view to both entertain and edify people across a multitude of psychographics.

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

Results of Operations

Comparison of Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013

 Net Sales

 Consolidated net sales decreased by $1.8 million or 18.1% to $8.2 million for the three months ended June 30, 2014 from $10.0 million for the three months ended June 30, 2013. The decrease in sales was principally attributable to lower sales of our sunglasses by 22.3% or $1.9 million to $6.6 million for the three months ended June 30, 2014, compared to $8.5 million during the same period last year. Consolidated net sales amounts included approximately $0.3 million and $0.8 million of sales during the three months ended June 30, 2014 and June 30, 2013, respectively, which were considered to be closeouts, defined as (i) older styles not in the current product offering or (ii) the sales of certain excess inventory of current products sold at reduced pricing levels. The decrease in sunglass sales during the three months ended June 30, 2014 is principally attributable to an overall decline in the consumer market coupled with several key retailers currently holding lower levels of inventory and fewer closeout sales of our sunglass products.   Management is focused on deepening our relationships with key sales representatives along with other changes designed to increase penetration into key accounts to reverse our sales decline.

 Sunglasses represented approximately 80.5% and 84.9% of net sales during the three months ended June 30, 2014 and 2013, respectively.  Goggle sales represented approximately 5.1% and 3.4% of net sales during each of the three months ended June 30, 2014 and 2013, respectively.  Prescription frames represented approximately 13.3% and 9.6% of net sales during the three months ended June 30, 2014 and 2013, respectively. Apparel and accessories represented approximately 1.1% and 2.1% of net sales each of the three months ended June, 2014 and 2013, respectively.  Sales to customers in North America represented 85.9% and 90.7% of total net sales for the three months ended June, 2014 and 2013, respectively.  Sales to international customers (excluding Canada) represented 14.1% and 9.3% of total net sales for the three months ended June 30, 2014 and 2013, respectively.

 Gross Profit

 Our consolidated gross profit decreased by $0.8 million or 13.9% to $4.5 million for the three months ended June 30, 2014 from $5.3 million for the three months ended June 30, 2013, primarily attributable to a decrease in our overall net sales. The gross profit decrease was partially offset by an increase in our average gross margin.

 Gross profit as a percentage of net sales was 56% for the three months ended June 30, 2014, compared to 53% for the three months ended June 30, 2013.  The increase in our gross profit as a percent of net sales during the three months ended June 30, 2014 compared to the same period in 2013 was primarily due to: (i) improved overall sales mix of our higher margin products; (ii) a higher percentage of lower cost inventory purchases from China; and (iii) lower sales of closeout products at reduced price levels.

 Sales and Marketing Expense

 Sales and marketing expense decreased by $0.3 or 7.6% to $2.7 million for three months ended June 30, 2014 from $3.0 million for the three months ended June 30, 2013. The decrease is primarily related to decreases in commission expense of $0.2 million, royalty and athlete expense of $0.1 million, and in-store display expenses of $0.1 million, which is partially offset by an increase in marketing events and promotions of $0.1 million.

 General and Administrative Expense

 General and administrative expense decreased by $0.4 million or 22.5% to $1.4 million for the three months ended June 30, 2014 from $1.8 million for the three months ended June 30, 2013.  The decrease is primarily due to lower expenses related to salary related expenses of $0.1 million, outside consultant expense of $0.1 million, stock comp expense of $0.1 million and legal and corporate expenses of $0.1 million in 2014 compared to 2013.

 Shipping and Warehousing Expense

 Shipping and warehousing expense was essentially unchanged at $0.1 million for the three months ended June 30, 2014 from $0.1 million for the three months ended June 30, 2013.

 Research and Development Expense

 Research and development expense increased by $0.1 million or 60.9% to $0.2 million for the three months ended June 30, 2014 compared to $0.1 million for the three months ended June 30, 2013, due to testing performed on our lenses.

 Income Tax Provision

During the three months ended June 30, 2014 and 2013, we did not incur any income tax expense.  We have recorded a full valuation allowance for deferred tax assets both in the U.S. and in Italy at June 30, 2014 and 2013.  The effective tax rate for the three months ended June 30, 2014 and 2013 was less than 1% in both periods.

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

Comparison of Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013

 Net Sales

 Consolidated net sales decreased by $1.6 million or 8.6% to $17.4 million for the six months ended June 30, 2014 from $19.0 million for the six months ended June 30, 2013. Consolidated net sales amounts included approximately $0.8 million and $1.4 million of sales during the six months ended June 30, 2014 and June 30, 2013, respectively, which were considered to be closeouts, defined as (i) older styles not in the current product offering or (ii) the sales of certain excess inventory of current products sold at reduced pricing levels. The decrease in net sales during the six month period was principally attributable to lower sales of our sunglasses by 13.4% or $2.1 million to $13.9 million for the six months ended June 30, 2014, compared to $16.0 million during the same period last year. The decrease in sunglass sales during the three months ended June 30, 2014 is principally attributable to an overall decline in the consumer market coupled with several key retailers currently holding lower levels of inventory and fewer closeout sales of our sunglass products.  Management is focused on deepening our relationships with key sales representatives along with other changes designed to increase penetration into key accounts to reserve our sales decline.

 Sunglass sales represented approximately 79.9% and 84.4% of net sales during the six months ended June 30, 2014 and 2013, respectively.  Goggle sales represented approximately 7.1% and 6.1% of net sales during the six months ended June 30, 2014 and 2013, respectively.  Prescription frames presented 11.8% and 7.6% of net sales during the six months ended June 30, 2014 and 2013, respectively. Apparel and accessories represented approximately 1.2% and 1.9%% of net sales during each of the six months ended June 30, 2014 and 2013, respectively.  Sales to customers in North America represented 86.4% and 91.2% of total net sales for the six months ended June 30, 2014 and 2013, respectively.  Sales to international customers (excluding Canada) represented 13.6% and 8.8% and of total net sales for the six months ended June 30, 2014 and 2013, respectively.

    Gross Profit

 Our consolidated gross profit decreased by $0.6 million or 5.6% to $9.3 million for the six months ended June 30, 2014 from $9.9 million for the six months ended June 30, 2013, primarily attributable to a decrease in our overall net sales that was partially offset by selling products at a higher gross profit as a percent of sales in 2014, as discussed below.

Gross profit as a percentage of net sales was 53.7% for the six months ended June 30, 2014, compared to 52.0% for the six months ended June 30, 2013.  The increase in our gross profit as a percent of net sales during the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to: (i) improved overall sales mix of our higher margin products; (ii) a higher percentage of lower cost inventory purchases from China; and (iii) lower sales of closeout products at reduced price levels.

 Sales and Marketing Expense

 Sales and marketing expense decreased by $0.2 million or 2.7% to $5.6 million for the six months ended June 30, 2014 from $5.8 million for the six months ended June 30, 2013.  The decrease is primarily due to lower commission expense of $0.2 million due to lower net sales, decrease in athletes and royalty expense of $0.2 million, lower in-store displays of $0.1 million and partially offset by an increase in marketing events and promotions of $0.2 million.

General and Administrative Expense

 General and administrative expense decreased by $0.4 million or 11.3% to $2.8 million for the six months ended June 30, 2014 from $3.2 million for the six months ended June 30, 2013.  The decrease was primarily due to lower stock comp expenses of $0.2 million and lower corporate expenses of $0.1 million in 2014 compared to the same period in 2013.

    Shipping and Warehousing Expense

    Shipping and warehousing expense was essentially unchanged at $0.3 million for the six months ended June 30, 2014.

    Research and Development Expense

    Research and development expense increased by $0.1 million or 56.3.% to $0.3 million for the six months ended June 30, 2014 compared to $0.2 million for the three months ended June 30, 2013, due to additional external testing performed on our products.

    Income Tax Provision

    Income tax expense was approximately $3,200 for the six months ended June 30, 2014. During the three months ended June 30, 2013, we did not incur any income tax expense.  We have recorded a full valuation allowance for deferred tax assets both in the U.S. and in Italy at June 30, 2014 and 2013.  The effective tax rate for the six months ended June 30, 2014 and 2013 was less than 1% in both periods.

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

    Cash on hand at June 30, 2014 was $0.8 million.  At June 30, 2014, we had a total of $24.5 million in debt under all lines of credit, capital leases and notes payable, of which $2.8 million was classified as current liabilities and $21.7 million was classified as long-term liabilities in the Company's Consolidated Balance Sheet.  Our primary debt arrangements as of June 30, 2014 are further described below in Short-Term Debt and Long-Term Debt.

    Future Capital Requirements and Resources

    During the six-months ended June, 2014 and the year ended December 31, 2013, we had positive cash flow from operations principally as a result of a significant reduction in operating expenses and increases in gross profit as a percentage of net sales. However, we have a history of incurring significant negative cash flow from operations, operating and net losses and significant working capital requirements. The Company anticipates that it will continue to have ongoing cash requirements to finance its seasonal and ongoing working capital requirements and net losses.

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

    We believe that we will have sufficient cash on hand and cash available under existing credit facilities to enable us to meet our operating requirements for at least the next twelve months, if we are able to achieve some or a combination of the following: (i) achieve our desired sales growth and gross margin improvement, (ii) continue the improvements in the management of our working capital, and (iii) continue to manage and operate at reduced levels of our sales, marketing, general and administrative, and other operating expenses.  However, we will need to continue to access our existing credit facilities during the next twelve months to support our planned operations and working capital requirements, and intend to: (i) continue to borrow, to the extent available, from the BFI Line of Credit, (ii) continue discretionary deferral of interest payments which otherwise would have been payable to Harlingwood, (iii) if necessary, we may need to raise additional capital through debt or equity financings, or borrow up to the extent available on our Costa Brava Line of Credit.

    We do not anticipate that we can generate sufficient cash from operations to repay the amounts due under the BFI Line of Credit, which is scheduled for its next annual renewal in February 2015, and the borrowings from Costa Brava and Harlingwood notes, as amended, when they become due in December 2016.  Therefore, we will need to renew the BFI Line of Credit at its annual renewal in February 2015 and continue to extend the maturity dates of the Costa Brava and Harlingwood indebtedness.  If we are unable to renew the BFI Line of Credit and further extend future maturity dates of the Costa Brava and Harlingwood indebtedness, we will need to raise substantial additional capital through debt or equity financing and/or seek another asset backed line of credit to continue our operations.  No assurances can be given that any such financing will be available to us on favorable terms, if at all.  The inability to obtain debt or equity financing in a timely manner and in amounts sufficient to fund our operations, or the inability to renew the BFI Line of Credit or to extend future maturity dates of the Costa Brava and Harlingwood indebtedness, if necessary, would have an immediate and substantial adverse impact on our business, financial condition or results of operations.

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

    Cash provided by operating activities for the six months ended June 30, 2014 was $1.5 million, which consisted of a net loss of $1.5 million, adjustments for aggregate non-cash items of $0.5 million (primarily share-based compensation of $0.3 million, depreciation and amortization of $0.1 million and others of $0.1 million) and an aggregate $2.5 million provided by working capital.  Working capital changes include sources of cash of $3.6 million primarily from: (i) a net increase of $2.2 million related to an increase in accounts payable from timing of purchases and (ii) $1.2 million from lower accounts receivable due to increased collection efforts. The sources of cash from working capital were partially offset by uses of cash from working capital of $1.1 million primarily related to (i) increased inventory of $0.7 million primarily due to the timing of inventory purchases. (ii) $0.2 million from increased prepaid expenses and other current asset from timing of payments and (iii) $0.2 million from increased in accrued expenses and other current liabilities from normal business operations.

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

    Cash used in investing activities during the six months ended June 30, 2014 was less than $0.1 million, and was attributable to the purchase of property and equipment, which was slightly offset by a small gain on disposal of a vehicle.

Cash used in investing activities during the six months ended June 30, 2013 was $0.1 million and was attributable to the purchase of property and equipment.

Cash used in financing activities for the six months ended June 30, 2014 was $1.3 million, and was attributable primarily to a $1.3 million reduction in debt under our BFI Line of Credit due to our improved liquidity and timing of working capital requirements.

    Cash used in financing activities for the six months ended June 30, 2013 was $0.9 million, and was attributable primarily to $0.8 million in reduction in debt under our BFI Line of Credit due to our improved liquidity and other debt reductions aggregating less than $0.1 million.

    Short-Term and Long-Term Debt

    Summary.  As of June 30, 2014, we had a total of $24.5 million in debt under all lines of credit, capital leases and notes payable.  A brief summary of our primary short-term and long-term debt facilities outstanding and available sources of liquidity from debt at June 30, 2014 is as follows:

●
BFI Line of Credit.  A short-term line of credit with BFI with a maximum borrowing limit of $8.0 million.  The maximum availability based on eligible accounts receivable and inventory at June 30, 2014 was $5.3 million, of which $2.7 million was outstanding at that date;

●
Costa Brava Term Note.  A $7.0 million subordinated term loan with Costa Brava, of which $6.0 million is convertible into common stock; due December 31, 2016, as amended in April 2014.  $7.0 million outstanding at June 30, 2014 (excluding Accrued PIK Interest of $2.1 million and $0.1 million unamortized debt premium).  (“Costa Brava Term Note”);

●
Costa Brava Line of Credit.  A $9.0 million subordinated line of credit with Costa Brava, due December 31, 2016. $8.5 million outstanding as of June 30, 2014 (excluding Accrued PIK Interest of $2.1 million).  ("Costa Brava Line of Credit");

●
Harlingwood Notes.  Two subordinated convertible term loans with Harlingwood aggregating $1.5 million; due December 31, 2016.  $1.5 million outstanding at June 30, 2014 (excluding Accrued PIK Interest of $0.2 million).  Interest attributable to the Harlingwood Notes has been paid in kind. The Company made discretionary interest payments of $0.1 million to Harlingwood for accrued interest during the six months ended June 30, 2014. ("Harlingwood Notes");

●
Interest attributable to the Costa Brava Term Note due subsequent to January 1, 2012, has been be paid in kind.  Aggregate Accrued PIK Interest was $2.1 million at June 30, 2014. Interest attributable after April 30, 2014 is payable in quarterly cash payments. The Company paid $0.5 million to Costa Brava for accrued interest on Costa Brava Term Note during the six months ended June 30, 2014; and

●
Interest attributable to the Costa Brava Line of Credit due between January 1, 2012 and April 30, 2014 was paid in kind.  Aggregate Accrued PIK Interest was $2.1 million at June 30, 2014. Interest attributable after April 30, 2014 is payable in quarterly cash payments. The Company paid $0.6 million to Costa Brava for accrued interest on the Costa Brava Line of Credit during the six months ended June 30, 2014.

 Each of our primary debt facilities is more fully described in Note 7, “Short-Term Debt” and Note 8, “Long-Term Debt”, in the notes to our unaudited Consolidated Financial Statements.

Off-Balance Sheet Arrangements

 We did not enter into any off-balance sheet arrangements during the three or six months ended June 30, 2014 and 2013, respectively, nor did we have any off-balance sheet arrangements outstanding at June 30, 2014 and December 31, 2013.

 Income Taxes

 In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on the level of historical operating results and the uncertainty of the economic conditions, we have recorded a full valuation allowance for SPY North America and SPY Europe at June 30, 2014 and December 31, 2013.

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

 Generally, we extend credit to our customers after performing credit evaluations and do not require collateral. Our payment terms generally range from net-30 to net-90, depending on the country or whether we sell directly to retailers or to a distributor.  Our distributors are typically set up as prepay accounts; however, credit may be extended to certain distributors, sometimes upon receipt of a letter of credit.  Generally, our sales agreements with our customers, including distributors, do not provide for any rights of return or price protection.  However, we do approve returns on a case-by-case basis, at our sole discretion.  We record an allowance for estimated returns when revenue is recorded based on historical data and make adjustments when we consider it necessary.  The allowance for returns is calculated using a three step process that includes: (i) calculating an average of actual returns as a percentage of sales over a rolling twelve month period; (ii) estimating the average time period between a sale and the return of the product (13 months at June 30, 2014) and (iii) estimating the value of the product returned.  The reserve is calculated as the average return percentage times gross sales for the average return period less the estimated value of the product returned and adjustments are made as we consider necessary.  The average return percentages at June 30, 2014, along with the range of the weighted average cumulative return percentages over the past two years and the effect on the liability and net sales if the highest average percentage over the past years had been used at June 30, 2014 are shown below in our sensitivity analysis.  Historically, actual returns had been within our expectations.  If future returns are higher than our estimates, our earnings would be adversely affected.

Sales Return Reserve Sensitivity Analysis
	(A)	(B)	(C)	(D)
	Average Returns % at June 30, 2014	Average Returns % Range during past two years	Decrease to Net Sales if highest average return rate in (B) increased by 10%	Increase to Net Sales if current average return rate decreased by 10%
			(Thousands)	(Thousands)
SPY	7.2%	5.1% — 7.2%	$153	$153

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

 Debt Modifications

 From time to time, we have modified and also anticipate modifying certain debt agreements.  We have accounted for and expect to account for future changes in debt agreements as debt modifications and extinguishment of debt, where applicable, based on the relevant authoritative accounting guidance after considering the specific terms of any future debt modifications.

Recently Issued Accounting Principles

      In May 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from our contracts with customers. ASU 2014-09 will be effective beginning the first quarter of our fiscal year 2018 and early application is not permitted. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. Management is currently evaluating the effect ASU 2014-09 will have on our Consolidated Financial Statements and disclosures.

Item 4.  Controls and Procedures

    Disclosure Control and Procedures

 Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2014, the end of the period covered by this report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time frames specified by the Securities and Exchange Commission’s rules and forms.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

    Changes in Internal Control over Financial Reporting

 During the three months ended June 30, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SPY Inc.

Date: August 6, 2014	By:	/s/ James McGinty
James McGinty
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description of Document	Incorporation by Reference

10.1	Tenth Modification to Loan and Security Agreement dated June 6, 2014, by and between Spy Optic, Inc. and BFI Business Finance	Incorporated by reference to Form 8-K filed on June 9, 2014.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

101.INS	XBRL Instance Document	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

#
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.