Form 10-K
period 2014-12-31
Spy Inc.
filed 2015-03-05
CIK 932372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the closing price on June 30, 2014 was $4.7 million. As of February 27, 2015, there were 13,411,044 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2015 annual meeting of stockholders.

SPY INC. AND SUBSIDIARIES
FORM 10-K

-i-

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

-ii-

PART I

ITEM 1. BUSINESS

Overview

We happily design, market and distribute premium sunglasses, goggles and prescription frame eyewear, as well as apparel, consumer electronics, bags and other accessories.  In 1994, we began as a grassroots brand in Southern California with the goal of creating innovative and aesthetically progressive eyewear, and, in doing so, we believe we captured the imagination of the action sports market with authentic, distinctive, performance-driven products marketed and sold under the SPY® brand.  Today, we believe the SPY® brand, symbolized by the distinct “cross” logo, is a well recognized eyewear brand in the action sports industry and abroad, with a reputation for high quality products, style and innovation, most notably showcased in its Happy Lens™ technology.

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

Our Products and Target Markets

 We have a happy disrespect for the usual way of looking (at life) and this helps drive our innovative design, marketing and distribution of premium products, especially eyewear for youth-minded people who love to be outside doing what makes them feel most alive and happy. We feel a primary strength is our ability to create distinctive products that embody our unique, happy, and irreverent point of view, and this has helped us become what we believe is one of the most recognizable action sports and eyewear brands in the world, with a twenty-year heritage in surfing, motocross, snowboarding, cycling, skateboarding, snow skiing, motorsports, wakeboarding, multi-sports and mountain biking. Our position as a premier brand is underscored by the development of innovative, proprietary, performance-based products with quality materials and lens technologies that have a definitive styling along with an incredible value proposition. Our core products – sunglasses, goggles and prescription frames – marketed under the SPY® brand have allowed us to develop collaborations with athletes, artists, musicians, and celebrities as well as important multi-store action sports, sporting goods, sunglass specialty and lifestyle retailers in North America and other strategically-selected, individually owned-and-operated specialty retailers worldwide.

We create products that we believe lead our industry in terms of style and quality, and we continually seek to serve both active lifestyle participants and their aspirational counterparts. We separate our eyewear products into three groups: (i) sunglasses, which includes fashion, performance sport and women specific sunglasses; (ii) goggles, which includes snowsport and motocross goggles created for our core demographics; and (iii) prescription frames, which includes optical-quality frames and sunglasses for our youthful, yet widening demographic.  In addition, we sell branded accessories for sunglasses and goggles, as well as a variety of other accessories and apparel. In December 2013, we entered into a merchandising license agreement, pursuant to which we licensed certain trade styles, trademarks, logos, designs and other proprietary materials (“SPY IP”) to a third party (“Licensee”).  The agreement provides that the Licensee shall develop, introduce, market and sell certain licensed products incorporating SPY IP, including men’s and boy’s apparel, bags and luggage, consumer electronics, protective cases, and other unisex accessories, throughout North America through certain distribution channels, other than deep discount retail channels. We currently anticipate that licensed products incorporating SPY IP will generate revenue beginning in the first quarter of 2015.

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

            One of our most important product innovations is the Happy Lens™, which is a patent-pending proprietary technology that was developed over the course of several years and released in February of 2013. The Happy Lens™ enjoyed a successful initial pre-launch marketing and promotion campaign during the fall of 2012, which was followed by strong sales of the collection during 2013 and 2014. We believe Happy Lens™ is a natural product extension of the happy and irreverent SPY® brand positioning and it is an integral part of the current and future SPY® collections. Another one of our product innovations is the Lock Steady™ lens changing system, which we launched in 2014 and then followed up with the Quick Draw™ lens changing system for goggles that will be featured in both snow and moto products in 2015.

Business Strategy

Our goal is to capitalize on the strengths of the SPY® brand by providing consumers with stylish, high-quality and performance-driven products. We strive to differentiate our brand through three primary means: (i) emphasizing our unique irreverent and happy brand personality that is authentic to our reason for being and compelling our customer base, one that includes a Super Service mantra for all our customers; (ii) achieving recognition for high-quality products and innovative product designs; and (iii) integrating innovative lens technologies, such as the Happy Lens™, Lock Steady™, and Quick Draw™. To this end, we are pursuing the following operating and growth strategies:

Brand Development.    Brand development is a cornerstone of our company. SPY® reflects a collaboration of talented athletes, designers, and creative people connected by a common obsession with the happiness that action sports, riding, technology, style, music, and world-class performance — all with an irreverent, but fun attitude. We strive to design products that continuously evolve in style and performance in order to remain attractive to core consumers in our target markets and to our retail accounts. Our product development process is organized in ways that we believe allow us to respond more quickly to changing consumer tastes and preferences. We expertly support our brand positioning through disruptive marketing initiatives, including our vibrant advertising campaign, our unique events and our digital story telling that effectively express our unique point of view. We intend to continue these initiatives.

Drive Product Demand Through Quality, Innovative Design and Leading Edge Technologies.    We focus on what helped build our brand from its inception — technological performance through the development of proprietary features and lens technologies. For example, in 2012 we filed a non-provisional utility patent application with the United States Patent and Trademark Office (“USPTO”) for the first ever “Therapeutic Lens,” called the Happy Lens™, which we believe is an innovative branded technology, that, among other attributes, is intended to filter out harmful short-wave blue light and Ultraviolet sunlight while intending to enable the right amount of “good” long wave blue light rays to pass through the lens into the eyes. All of our sunglasses contain our Accurate Radius Curvature or ARC® lenses that are engineered to provide 100% Ultraviolet or UV protection. Our sunglasses are forged from high-quality materials such as Grilamid®, propionate or acetate. These technologies and materials provide performance features and product characteristics, such as flexible sport frames, more comfortable fashion frames, and in the case of acetate, allow us to hand cut and polish our fashion frames. Our use of hand painting techniques and specialized trims, including metal logos, hinges and temple plates, help us to create distinctive premium sunglasses, goggles and prescription frames. We intend to continue developing innovative styles and products and expand the breadth of our new light filtering technologies in order to further strengthen our brand. We believe our continued focus on innovation will help drive demand for our products.

Brand Authenticity.     Recently, to sustain and enhance the relevancy of our brand to our target market and beyond, we realigned our branding efforts in order to better reflect the original intent of our brand, and have continued to underscore this positioning since then. We collaborate closely with our team riders, our music and art community and our key retailers. Our grassroots and broader marketing programs include outdoor advertising, television and online commercials, the participation, ownership and sponsorship of events, online storytelling, and feature advertising in action sports and lifestyle media. Our advertising campaign, found in many vertical print media titles, on television, in outdoor media and online, showcases our unique, irreverent branded point of view with humor and creativity, combining athletes, lifestyle, product and innovation into one dynamic and engaging presentation. Our approach to event marketing utilizes our SPY® branded vehicles to showcase our products and athletes at a wide variety of events. We also are involved in a myriad of motocross, motorsport, snowboarding, cycling, wakeboarding and music events worldwide. Most importantly, we create and own unique branded events that best allow us to tell the SPY story through the prism of participation. These events, like the SPY Belgian Waffle Ride, The SPY Belgian Wafer Ride, The SPY Joker Ride and the SPY Del Moto Derby, enable us to provide different sporting communities an opportunity to compete in the most unique of all settings.

Actively Manage Retail Relationships.    We manage our retail sales process by monitoring customer sales and inventory levels by product category and style with the objective of ensuring optimal brand representation and product offerings. Our sales programs include in-store clinics, point-of-purchase displays, and online sales support.  Our marketing materials are designed to assist our authorized retailers in promoting the authenticity of our brand and products and to maximize the implementation of our consumer marketing initiatives. We will continue to develop strategic partnerships with specialty and national retailers, designed to help ensure brand authenticity and maximum point-of-sale opportunities. We maintain very good relationships with our retailers, which help us influence the assortments and positioning of our products at retail. We also have our own SPY showroom, called the Happy Camp, which showcases all of our products in one place exactly the way we want retailers to showcase our products and we use this showroom to help edify and entertain our retailers the SPY way.

Expand Domestic Distribution and Brand Recognition Outside of California.    We believe opportunities exist to increase our sales outside of California by building partnerships with our key retailers through brand management, product positioning and managing account expectations for turn and profitability. Additionally, we intend to continue to expand our prescription frame business and e-commerce through targeted strategies to increase our doors in these channels.

Expand International Distribution.    We believe significant opportunities exist to increase our sales outside of North America, including sales of our prescription frame, our recently introduced performance sport sunglass products, and our expanding line of Happy Lens™ products. To increase the distribution of these products and our existing core products internationally, we recently transitioned from a combination of direct and traditional distribution, to now using traditional distribution in virtually all international markets, except Canada, which like the U.S. is substantially all direct. We believe that traditional distribution is more cost effective and will allow us to leverage our distribution partners into greater coverage of existing territories and expand into new markets, such as the optical channel distribution in Europe.

Introduce New Products.    We intend to increase our sales by developing and introducing new products that embody our branded point of view, style, and standards of design, performance, value and quality. We expanded our prescription frame and performance sport sunglasses in both the North America and international markets in 2012. We launched the Happy Lens™ products and have been continually adding new products, like snow and moto goggles, as well as prescription sunglasses to the Happy Lens™ collection. We plan to introduce additional new eyewear product lines, new lens technology innovations, fashion eyeglass frames for women, product lines with premium lenses and special limited edition collections.

Our Products

We design, market and distribute premium sunglasses, goggles, prescription frames, apparel and accessories. Our current eyewear product line consists of seven product categories, including fashion sunglasses, women-specific sunglasses, performance sport sunglasses, prescription frames, snowsport goggles, motocross goggles and accessories. Additionally, in 2014, the majority of our sunglass styles feature our Happy Lens™ and in 2015 we anticipate to feature the Happy Lens™ in the majority of our goggle styles.

Happy Lens™

We currently offer the Happy Lens™, which was launched in early 2013, in a wide variety of products and styles. Happy Lens™ is designed to, among other things, filter out short-wave blue light and harmful Ultraviolet sunlight, while still enabling the right amount of “good” long wave blue light rays to get through the lens. We believe studies have shown that the right amounts of long wave blue light rays have beneficial attributes. During 2012, we filed a non-provisional utility patent application with the USPTO for a patent protecting the lens technology developed by the Company incorporated into the Happy Lens™.  Retail prices for these models with the Happy Lens™ range from $75 to $220.

Fashion Sunglasses

We currently offer a broad selection of fashion sunglass products. The majority of our fashion sunglass frames are constructed of propionate, Grilamid® or acetate, which enable us to produce smooth, dense products that are adjustable to facial contours and are comfortable to wear. These frames are engineered using a wide variety of distinctive colorations and color fades that are created and/or polished for a premium finish. The majority of our fashion sunglass frames, including all color fades, are hand-painted in Italy or China. We also incorporate adjustable wire-core temples into many of our fashion sunglass products so that our sunglass frames will provide a more custom fit for each individual. In addition, we offer metal sunglass frames and eyewear forged from pliable yet strong monel alloy, a metal compound made from nickel, silver and aluminum. Retail prices for these models range from $75 to $210.

Women-Specific Sunglasses

We currently offer several models of women-specific sunglass products. These models are constructed of propionate, Grilamid® or acetate, which are engineered utilizing a wide variety of distinctive colorations and color fades. Other materials utilized in this product line include Grilamid® and monel alloy. Retail prices for these models range from $90 to $188.

Performance Sport Sunglasses

We currently offer several SPY® branded performance sport sunglass products, which are designed to meet the demands of cyclists and other action sports athletes while offering innovative styling. Retail prices for these models range from $100 to $220.

Prescription Frames

We currently offer a broad selection of unisex prescription eyewear frames, made of hand-milled acetate, stainless steel and monel alloy. These frames are available worldwide and retail prices for these frames range between from $150 to $188.

Snow Sport Goggles

We currently offer myriad models of snowsport goggle products. Our snowsport goggle models are constructed of injected polyurethane, anti-fog lens construction and hypoallergenic foam, and offer 100% ultraviolet, or UV, protection. The Doom and Bravo style snow goggle features our innovative Lock Steady™ fingerprint free quick-change system, which is a strong new technological feature added to our existing offering that was called by Wired Magazine, “the Holy Grail of lens changing systems.” Select styles incorporate our patented Scoop® airflow technology, Happy Lens™ and Isotron™ face foam with Dri-Force™ Fleece. Four of the SPY® models use our ARC® spherical, dual-lens system and the other models utilize cylindrical, dual-pane lens technology. In 2015, we are introducing a new state-of-the-art Quick Draw™ lens changing system that will be featured in several styles for snow and moto goggles. All of our goggles are helmet compatible. Retail prices for these models range from $35 to $205.

Motocross Goggles

We currently offer several models of motocross goggle products. Similar to our line of snowsport goggles, our motocross goggles are constructed of injected polyurethane and incorporate our patented Scoop® airflow technology, Isotron™ face foam and Lexan hard-coated scratch-resistant lenses. For perspiration absorption, we use either our moisture-wicking Dri-Force™ fleece, which is bonded to our Isotron™ face foam, or our high performance Geo Force™ face foam. All of the models of motocross goggles use our high-quality, anti-fog coating and are compatible with tear-off lens systems. Retail prices for these models range from $30 to $95.

Apparel, Accessories and Licensed Products

We currently offer a broad selection of accessory lens replacement kits for motocross, performance sports, and snowsports, which enable consumers to interchange the color of lenses in their sunglasses or goggles to adjust to various light conditions. SPY® currently offers a line of branded and licensed apparel and accessories featuring, tee-shirts, hooded sweatshirts, cycling apparel, hats, head sets, speakers and other electronic accessories sold primarily through our e-commerce website. In December 2013, we entered into a merchandising license agreement, pursuant to which we licensed the SPY IP to a third party, including certain trade styles, trademarks logos, designs and other proprietary materials.  The agreement provides that the licensee shall develop, introduce, market and sell certain licensed products incorporating the SPY IP, including men’s and boy’s apparel, bags and luggage, consumer electronics, protective cases, and other unisex accessories, throughout North America through certain distribution channels, other than deep discount retail channels.  We currently anticipate that licensed products incorporating SPY IP will generate revenue beginning in the first quarter of 2015. Retail prices for our licensed products range from $12 to $180.

Sales and Distribution

Our strategic growth is rooted in the careful selection of retail accounts that are able to effectively serve our target market. We sell our products directly to numerous retail locations in North America. We also sell to numerous retail locations internationally, supported by our international distributors.

Our distribution strategy, focused on the action sports and lifestyle markets, is important to developing new channel business and fostering stronger business with our current national account partners. We believe the largest current growth opportunity for our brand, outside of the Happy Lens™, is expanding our presence in the prescription frame and performance sport sunglasses distribution channels and increasing other product sales into additional sporting goods, sunglass specialty and optical retailers domestically and internationally. As a result, we intend to focus substantial resources towards our brand development and growing sales of our products to these types of retail accounts and to larger, more mainstream retail accounts integrating products with the Happy Lens™. We will continue to provide our core accounts with unique and specific products for their exclusive selling proposition, and our marketing efforts will be aimed at serving these accounts in ways that differ from the larger key accounts. Additionally, we also sell direct to consumers primarily in North America through our e-commerce website, www.spyoptic.com, as well as through several other on-line channels.

North America Sales and Distribution

We sell our products to retailers who merchandise our products in a manner consistent with the image of our brand and the quality of our products, such as Zumiez, Pacific Sunwear, Dick’s Sporting Goods, Tilly’s, Costco, Zappos, Amazon and Sport Chalet. We have developed collaborations with multi-store action sport, sporting goods, sunglass specialty, lifestyle retailers and prescription optical retailers in North America and other individually-owned-and-operated specialty retailers focusing on surfing, cycling and multi-sports, skateboarding, snowboarding, snow skiing, motocross, wakeboarding and mountain biking. Our domestic sales force consists of independent non-exclusive field sales representatives and an internal sales organization.

We require our retailers and distributors to maintain specific standards in representing our brand at the point of sale, including minimum inventory levels, point-of-purchase branding, authorized dealer identification and an agreement designed to ensure that store inventory is consistent with our current product collection. Our retailers also must agree not to resell or divert products through unauthorized distribution channels, or to advertise the resale of SPY products below the published manufactured suggested retail price (MSRP) in accordance with SPY’s Minimum Advertised Price (MAP) policy. To preserve and enhance our brands, retailers not adhering to strict guidelines are coached to ensure compliance to such guidelines. Retailers that do not comply with our guidelines are eliminated from our authorized dealer network.

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

International Sales and Distribution

Our products are currently sold in over 60 countries outside of North America. International sales to foreign countries outside of North America accounted for 16.5% and 13.7% of our total net sales for years ended December 31, 2014 and 2013, respectively.

Effective January 1, 2013, we converted nearly all our direct model markets in European countries to traditional distributors so that substantially all of our international sales (except Canada) use a traditional distribution model supported by SPY North America. The traditional distribution model allows us to sell products within certain countries without making a substantial investment in that country and penetrate new markets more quickly by leveraging our distributors’ existing sales and service structure. Products are sold to an authorized distributor in the country who, in turn, provides all sales, service, marketing and accounting functions for the dealer base within that country and reduces our administrative costs. The effectiveness of this model is directly related to the effectiveness of the distribution partners in the relevant markets, which, in turn, is affected by our brand’s overall strength in the action sports market.

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

Promotion and Advertising

The marketing, promotions and public relations of our SPY® brand are all managed by our in-house staff, with the assistance of specialized athlete consultants and a PR consultant. This structure is designed to enable us to deliver a targeted, consistent, happy and recognized advertising message across all consumer touch points. We primarily rely on our internal marketing and art departments to create and manage our advertisements and various marketing initiatives. Our marketing is informed through collaboration with our roster of athletes, many of which we believe are “world class” in stature.

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

Surfers—John John Florence, Nate Tyler, Joel Tudor, Alex Gray and Alana Blanchard

Snowboarders —Louie Vito, Eero Niemela and Darrell Mathes

Skiers—Ahmet Dadali, Wiley Miller and Phil Casabon

Snowmobile Rider—Tucker Hibbert

Wakeboarders—Bob Soven, Daniel Grant and Shane Bonifay

Anglers—Conway Bowman and Tyrol (Ty) Ponder

Motocross Riders—Justin Hill, Jeremy McGrath and Cole Seely

NASCAR Driver—Dale Earnhardt Jr.

Rally Car Racer—Ken Block

Cyclists—Christopher Horner, Ryan Trebon, Jonathan Page and Nicole Duke

Mountain Bikers—Mike Montgomery and Troy Brosnan

Triathletes—Chris McDonald, Leon Griffin, Karl Bordine, Tommy Zaferes, Katie Hursey, Taylor Spivey and Jenna Parker

Climbing—Sierra Blair-Coyle

Musicians—Ray Barbee, HTFU, Ithaka, Saint Motel, and Lindsay Perry

We sponsor national and regional action sports events and employ a SPY® vehicle-marketing program designed to fortify the SPY® brand at trade shows and action sports, music and lifestyle events.

Our marketing program, which includes our outdoor and print campaigns, combines our happy, irreverent brand attributes with our sponsored athletes’ personalities and lifestyles and creative product photography. We benefit from the exposure generated by our athletes as an editorial endorsement of our product performance and style. We work with major trade magazines, including Velo News, Transworld Business and Snow Industries of America Daily News, who publish special product reports, including reports featuring our products, in conjunction with international and domestic action sports and power sports trade shows. We also attend relevant major action sport, cycling, outdoor and prescription optical trade shows in North America, Europe and the Asia/Pacific region to promote our brand and products. Some of the major trade shows that we attend are SnowSports Industries America (SIA), Agenda, Outdoor Retailer, Surf Expo, Vision Expo East and West, Silmo (Paris), and Mido (Milan). Additionally we are increasing our marketing efforts related to our prescription frame and sporting and outdoor channels. One way we intend to achieve this is through new sponsorship opportunities, such as our recent investment with Powdr Resorts and future opportunities with Boyne Resorts.

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

Research and development expenses during the years ended December 31, 2014 and 2013 were approximately $0.7 million and $0.5 million, respectively.

Product Technologies

Sunglass Lens Technology

Our Accurate Radius Curvature, or ARC®, prismatic lenses are used in all of our sunglasses and are designed to provide optically correct, distortion-free vision and a total absence of prismatic aberration and astigmatism. Our ARC® lens becomes thinner as it moves away from the optical center of the lens. This feature is designed to complement the natural curvature of the human eye to provide clarity at all angles of vision, eliminate distortion and selectively filter out light waves that cause eye fatigue and discomfort. The lens properties, combined with high-quality, vacuum-applied surface coatings, are designed to manipulate the light spectrum to ensure maximum visual performance with no distortion. We also offer a number of surface coatings to achieve different lens colors by absorbing and reflecting different wavelengths in the light spectrum. In addition, we integrate filtering agents into our lens manufacturing process, which is designed to provide eye protection in every type of environment. All of our lenses provide complete UV protection, including UVA, UVB, and UVC energy, and are designed to protect against the harmful effects of solar radiation.

Some of our products incorporate high-quality injected polarized lenses. Our Trident™ polarized lenses are designed to diffuse glare through the use of a highly advanced polarizing filter placed between two injected lens layers. All of our sunglasses are ANSI Z80.3d compliant and some of our products are ANSI Z87.1 certified, which stipulates criteria for aspects of quality and safety that the consumer would not be able to assess visually. This includes elements such as transmittance (e.g., being able to distinguish between a green and yellow light in average daylight), high impact, cosmetic quality (eliminating cracks or bubbles in the plastic), and durability tests (including flame resistance).

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

During 2014, we introduced 48 styles and 396 SKUs containing our Happy Lens™ technology in addition to the 42 styles and 147 skus introduced in 2013.

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

•
Isotron™ Foam.    The interior lining of our snow sport goggles that makes contact with an individual’s face, which we refer to as Isotron™ foam, is engineered from high-quality, ergonomic thermoformed foam designed to provide each user with a comfortable, custom fit and a superior seal around his or her face. On several models, our Isotron™ foam is designed to work in conjunction with our Dri-Force™ fleece to wick moisture away from an individual’s face.

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

•
Isotron™ Foam.  Our motocross goggles, like our snowboard goggles, utilize our Isotron™ foam designed to create a comfortable, ergonomic fit and superior seal around an individual’s face. All of our motocross goggles also utilize high-density filter foam, designed to prevent dust and dirt from entering the rider’s field of vision and to enhance air circulation to minimize fogging of the lens.

•
Geo Force™ Face Foam.  Our high-performance face foam features a unique, embossed, reticulated geometric pattern and face seal groove.  It reduces skin contact area by approximately 35%, allowing air to cool the face while also increasing fleece surface area for greater moisture wicking and absorption.

Manufacturing

We purchase our sunglasses sourced from several manufacturers in China and Italy. In addition, our Happy Lens™ products are currently available from two suppliers located in France and China.

Our sunglass manufacturing process for injection begins with fabrication of the eyewear frames. The final mold for each model of our eyewear products is injected with intensely heated materials, such as Grilamid® or propionate. The components of each Grilamid® or propionate frame are then placed in a wood chip or ceramic chip tumbling machine designed to ensure that every frame piece is smooth. After the tumbling process, the frames are washed in high-speed ultra-sonic vibration machines to clean them prior to the inspections, polish and painting process. The manufacturing process for acetate begins with slabs or blocks of acetate that are pre-colored and cut into sheets.  Each sheet is inserted into a CNC cutting machine that is programmed to cut each frame shape.  CNC machines are used for precision and accuracy.  They are then placed in a wood chip or ceramic chip tumbling machine designed to ensure that every frame piece is smooth.

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

Customers

Our products are currently sold in the United States, Canada and in over 60 other countries outside of North America. Our customer base reflects our heritage and influence across the action sports and lifestyle markets and a distribution strategy that focuses on action sports, sporting goods, sunglass specialty and lifestyle retailers. Our sales are spread over a large customer base. One customer accounted for 10% of our net sales during the year ended December 31, 2014 and no single customer account for more than 10% of our net sales during the year ended December, 31 2013.

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

Intellectual Property

We use a combination of patent, trademark, copyright, trade secret and trade dress laws, as well as confidentiality agreements, to aggressively protect our intellectual property, including product designs, product research and development and recognized trademarks. We believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our products, identifying our brand and distinguishing our products from those of our competitors. We have six U.S. utility patents with respect to our products as follows: one regarding our sports goggle (expires August 2022); four regarding our Scoop® airflow technology (all expiring November 2015); and one regarding our screen for eye protection goggles (expires September 2025). We have 22 U.S. design patents with respect to our products as follows: 20 regarding our sunglasses (expire between 2015 and 2027); and two of our sports goggle patents (expiring 2026 and 2028). We continue to file patent applications on our inventions that are significant to our business and pursue significant trademarks where applicable.

Our federally registered trademarks include, Spy (various), SpyOptic, EyeSpy, Windows For Your Head, Scoop, Dri-Force, ARC, a “trident” design, Plus System, Zed, Hielo, Logan, Tron, Whip, Platoon, Doom, Spy Crosstown Collection (Plus Design), Happy Lens, Spectra, McCoy, Recompose, a “triangle with cross” design, a “cross with bar” design, and three “cross” designs. Our unregistered or pending marks include, but are not limited to, Spy (various), Spy with cross design, Geo Force, Rise Ventilation System, Victory Lens, See Better. Feel Better, See Happy., See Better, Feel Better, Perform Better., Happiness Guaranteed, Spy Optic, Hear Happy, Happy Buds, Spy Discord, Spy Touring, Spy Flynn, Spy Bravo, Spy Optics, Spy Goggles, Spy Ski Goggles, Spy Snow Goggles, Spy Logan, Spy Hielo, Spy Doom, Quick Draw, and Discord. We seek to dissuade counterfeiting by monitoring the domestic and international marketplace through our staff and services provided by outside firms that specialize in anti-counterfeiting measures. Our employees, sales representatives, distributors and retailers also help us to police against infringing products by notifying us of any suspect products, confiscating counterfeit products, and assisting law enforcement agencies. Our sales representatives are also educated on our patents and trade dress and assist in preventing potentially infringing products from obtaining retail shelf space.

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

Employees

As of December 31, 2014, SPY North America employed a total of 87 full-time employees and 7 part-time employees. This aggregate number of employees consists of 42 in sales and marketing, 18 in general and administration, 5 in research and development and 29 in manufacturing support and fulfillment operations. We have never had a work stoppage. We consider our employee relations to be good.

Corporate Information

We operate our business through our subsidiaries, and currently have one wholly owned subsidiary incorporated in California, Spy Optic Inc and one wholly owned subsidiary incorporated in Italy, Spy Optic Europe S.r.l.S.U.

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

Our e-commerce Internet address is http://www.spyoptic.com.  Information contained on our website is not part of this Annual Report on Form 10-K. Our SEC filings (including any amendments) will be made available free of charge on our investor relations website, http://investor.spyoptic.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC.

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

Risks Related to Our Business

We have approximately $28.5 million in outstanding indebtedness due under our lines of credit, term notes and capital leases, and may be required to increase the amount borrowed under existing debt facilities and/or seek additional debt or equity financing to fund our short-term working capital requirements, which borrowings and financing may not be available to us.

On December 31, 2014, our subsidiary, SPY North America, had outstanding borrowings as follows:

•
A short-term line of credit with BFI Business Finance (“BFI”) with a maximum borrowing limit of $8.0 million.  The maximum availability based on eligible accounts receivable and inventory at December 31, 2014 was $8.0 million, of which $6.8 million was outstanding at that date. (“BFI Line of Credit”);

•
A $9.0 million subordinated line of credit with Costa Brava, due December 31, 2016, of which $8.5 million outstanding as of December 31, 2014 (excluding Accrued PIK Interest of $2.1 million).  ("Costa Brava Line of Credit");

•	$7.0 million term loan issued to Costa Brava, due December 31, 2016 (excluding Accrued PIK Interest of $2.1 million and unamortized debt premium of $0.1 million). ("Costa Brava Term Note");

•	$1.5 million aggregate term loans issued to Harlingwood (Alpha) LLC (“Harlingwood”), due December 31, 2016 (excluding Accrued PIK Interest of $0.2 million) (the “Harlingwood Notes”); and

•
 $4.4 million of unpaid accrued interest, added to the outstanding principal amounts due under term loans issued to Costa Brava and Harlingwood rather than paid in cash (sometimes referred to as “Accrued PIK Interest”).

We will be required to maintain our ability to borrow the full amounts under the BFI Line of Credit and the Costa Brava Line of Credit, and may be required to increase our outstanding borrowings under these lines in the event our cash flow from operations are insufficient to fund our working capital requirements. The amount we can borrow under the BFI Line of Credit is heavily dependent on our sales levels and eligible inventory, and the actual amount available for borrowing may be substantially less than $8.0 million. In addition, BFI may reduce our borrowing availability under the BFI Line of Credit in certain circumstances, including if BFI determines, in good faith, that SPY North America’s creditworthiness has declined, the collectability of its accounts receivables has deteriorated, the turnover of SPY North America’s inventory has changed materially or the liquidation value of such inventory has decreased. Further, BFI may declare SPY North America to be in default if SPY North America experiences a material adverse change in its business, financial condition or in its ability to perform its obligations under the BFI Line of Credit loan agreement. In addition, if we are unable to extend the maturity date of all of our Costa Brava and Harlingwood borrowings before their maturity date on December 31, 2016, BFI may determine such inability to be a material adverse change, and therefore terminate the BFI Line of Credit and declare all amounts thereunder due and payable. In the event we are unable to access available borrowings under the BFI Line of Credit or Costa Brava Line of Credit, we will likely be unable to fund our short-term working capital requirements or otherwise continue as a going concern.

The Chairman of our board of directors, Seth Hamot, is the president and sole member of Roark, Rearden & Hamot, which is the sole general partner of Costa Brava.  Fir Geenen, a member of our board of directors, is the manager of the limited liability company that is the manager of Harlingwood. Costa Brava and Harlingwood are major shareholders of the Company with common stock ownership of 47.3% and 5.3%, respectively, or 57.0% and 13.3% on an as converted basis, respectively, at December 31, 2014.

Most of our outstanding indebtedness is due and payable on December 31, 2016 and if not extended on or before its maturity date, we expect to be unable to pay such indebtedness when due.  If we are unable to extend the maturity date, or otherwise restructure such indebtedness, we will be in default and will need to raise additional capital to continue our operations.

At December 31, 2014, we had total borrowings from Costa Brava of approximately $19.8 million due and payable on December 31, 2016, approximately $6.8 million in total borrowings from BFI due and payable on the annual anniversary date in February, unless renewed, and approximately $1.7 million payable to Harlingwood due and payable on December 31, 2016. We do not anticipate generating sufficient revenue and profit to repay these borrowings in full when due. Therefore, we will need to seek renewal of the BFI Line of Credit at its next annual renewal in February 2016, and to extend the December 2016 maturity dates of the Costa Brava and Harlingwood indebtedness. If we are unable to renew the BFI Line of Credit or extend the maturity dates of the Costa Brava and Harlingwood indebtedness, we will be required to raise additional capital through debt and/or equity financing to continue our operations.  No assurances can be given that any such financing will be available to us on favorable terms, if at all. At this time, we do not have any commitments for alternative financings or for an extension of the maturity dates of the Costa Brava or Harlingwood indebtedness. The inability to obtain debt or equity financing in a timely manner and in amounts sufficient to fund our operations, if necessary, would have an immediate and substantial adverse impact on our business, financial condition or results of operations.

The level of our future capital needs are uncertain, and we may need to raise additional funds, which funds may not be available on acceptable terms or at all.

Although we have had income from operations during 2014 and 2013, we have a history of incurring significant negative cash flow from operations, operating and net losses in prior periods. We anticipate that we will continue to have ongoing cash requirements to finance our seasonal and ongoing working capital requirements.  Our capital requirements will depend on many factors, including:

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

We have a history of losses and we may continue to incur losses for the foreseeable future.  As of December 31, 2014, our accumulated deficit was $63.5 million and, during the year ended December 31, 2014, we incurred a net loss of $1.9 million. We have not achieved profitability for a full fiscal year since our initial public offering. If we are unable to maintain or grow our revenues, or if we are unable to reduce operating expenses sufficiently, we will not be able to achieve profitability in the near future or at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve profitability within a short period of time, or at all, or if we are unable to sustain profitability at satisfactory levels, our financial condition and stock price could be adversely affected.

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

The action sports and lifestyle markets in which we compete are intensely competitive. Our SPY® brand competes with sunglass and goggle brands in various niches of the action sports market, including Oakley, Ray-Ban, Dragon Optical, Anon Optics, Von Zipper, Electric Visual, Arnette, Scott and Smith Optics. We also compete with broader lifestyle brands that offer eyewear products, such as Quiksilver, Fox and Maui Jim. In addition, our entry into the prescription frame market and performance sunglasses in 2011 and the Happy Lens™ introduction in 2013 exposes us to various other competitors, most of which have been in this market for significant periods of time. In all markets, we compete primarily on the basis of fashion trends, design, performance, value, quality, brand recognition, marketing and distribution channels.

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

To date, we have introduced various sunglass and goggle products developed around various technologies and standards, and we may spend significant time and money on research and development to design and develop products around any new emerging technologies or industry standards. If an emerging technology or industry standard that we have identified or innovative technology that we have developed fails to achieve broad market acceptance in our target markets, we may be unable to generate significant revenue from our research and development efforts. Moreover, even if we are able to develop products using adopted standards, our products may not be accepted in our target markets or may have excess inventory or require inventory write-offs. As a result, our business would be materially harmed.

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

We purchase the majority of our sunglass products from several manufacturers in China and Italy. The vast majority of our goggle products are manufactured by Korea OGK Co. Ltd. (“OGK”) in China. We expect to continue to manufacture a majority of our goggles through OGK for the foreseeable future. In addition, the lenses for our Happy Lens™ products are currently available from only two manufacturers located in France and China. We do not have long-term agreements with any of our manufacturers. We cannot be certain that we will not experience difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs and failures to comply with our requirements for the proper utilization of our intellectual property. In addition, our international manufacturers are subject to economic, regulatory and market conditions in their respective countries. Most of our manufacturers have extended credit to us and there can be no assurances that they will continue to do so on commercially reasonable terms, or at all. If our relationship with any of our manufacturers is interrupted or terminated for any reason, including the failure of any manufacturer to perform its obligations to us, we would need to locate alternative manufacturing sources. The establishment of new manufacturing relationships involves numerous uncertainties, and we may not be able to obtain alternative manufacturing sources in a manner that would enable us to meet our customer orders on a timely basis or on satisfactory commercial terms. If we are required to change any of our major manufacturers, we would likely experience increased costs, substantial disruptions and delays in the manufacture and shipment of our products and a loss of net sales.

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

We sell a majority of our products in transactions denominated in U.S. dollars, including sales to our European distributors. We sell most of our products in Canada in transactions denominated in the Canadian dollar. If the U.S. dollar strengthens against foreign currencies such as the Canadian dollar or other foreign currencies in countries in which we have significant sales, then the price that our customers are willing to pay may require renegotiation in order for our distributors or customers to achieve their desired gross margin targets. Additionally, we purchase a small amount of product in transactions denominated in Euros and some of our manufacturing suppliers purchase raw materials for our products, such as the Happy Lens™, denominated in foreign currencies. If the U.S. dollar weakens against the Euro in the future, our cost of products purchased or raw materials sourced from Europe to Chinese manufacturing suppliers, including the Happy Lens™, could increase.

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

The trading price of our common stock fluctuates due to numerous factors. Our stock is relatively illiquid, or “thinly traded,” which can enhance volatility in the share price and make it difficult for investors to buy or sell shares in the public market without materially affecting the quoted share price. For example, between January 1, 2014 and December 31, 2014, our stock has traded as high as $1.51 and as low as $0.65. In addition, the trading market for our common stock may be influenced by the public float that exists in our common stock from time to time. For example, as of December 31, 2014, we have approximately 13.4 million shares outstanding, approximately 8.7 million, or approximately 65.1% of those shares are held by four stockholders, with Costa Brava and Harlingwood owning approximately 47.3% and 5.3% of our outstanding shares, respectively, excluding 3.0 million and 1.2 million shares which Costa Brava and Harlingwood may acquire, respectively through conversion of outstanding debt into shares of common stock. If any of those investors were to decide to sell a substantial portion of their respective shares, it would place substantial downward pressure on our stock price. The limited trading in our stock may make it difficult for investors to sell their shares in the public market at any given time at prevailing prices.

We also have 3.1 million shares of our common stock reserved for issuance upon the exercise of outstanding stock options, of which 2.2 million were fully vested and exercisable as of December 31, 2014. Additionally, we have 4.2 million and 0.2 million shares reserved for issuance upon the conversion of outstanding convertible debt and warrants, respectively. Additionally, existing Accrued PIK Interest on the Harlingwood debt may also convert into common shares. Most of our outstanding shares may be sold on the open market, subject to certain volume and other limitations on shares held by affiliates pursuant to Rule 144 pursuant to the Securities Act of 1933, as amended.

Our common stock now trades on the over-the-counter market, which may impact the liquidity of our common stock and our ability to raise additional capital.

Our stock is currently quoted on the OTCQB marketplace. Selling our stock may be difficult because the limited trading market for our shares on the over-the-counter market could result in lower prices and larger spreads in the bid and ask prices of our shares, as well as lower trading volume. Our average trading volume for the quarter ending December 31, 2014 was less than 1,900 shares per trading day.  In addition, our ability to raise additional capital may be limited as a result of limited trading volume.

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

Four of our stockholders and affiliates controlled approximately 65.1% of our outstanding common stock as of December 31, 2014. Directors Seth Hamot and Fir Geenen have direct or indirect control over approximately 48.7% and 5.3%, respectively, of our common stock. In addition, as of December 31, 2014 (i) Mr. Hamot may convert a portion of a promissory note that he beneficially owns through Costa Brava into 3.0 million shares of our common stock, which equates to approximately an additional 9.6% of our currently outstanding common stock and (ii) Mr. Geenen may convert a portion of a promissory note that he beneficially owns through Harlingwood into 1.2 million shares of our common stock, which equates to approximately an additional 8.0% of our currently outstanding common stock and additionally future Accrued PIK Interest on the Harlingwood debt may also be converted into common stock.  Our current executive officers, directors and their affiliates own or control, in the aggregate, approximately 57.9% of our outstanding common stock as of December 31, 2014. The interest of these stockholders may differ from that of minority holders. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

Our corporate headquarters totals 32,551 square feet and is located in Carlsbad, California.  In November 2010, we entered into an amended lease for this facility with average monthly rent payments of approximately $29,000 per month, which lease was amended in April 2013 to (i) extend the expiration date to December 31, 2019, and (ii) give the Company the right to terminate the lease commencing on April 1, 2015 with nine months written notice.  The monthly rent payments after 2014 will increase by 3% per year. In addition, we lease an office space totaling approximately 400 square feet in Vancouver, Canada at a monthly rate of CAD 1,295 (approximately $1,161), and, effective August 2014, we entered into a five-year lease agreement to rent approximately 1,200 square feet of office and retail space in Encinitas, CA. Monthly base rent for the Encinitas space is $5,700, subject to annual 3% increases. We also lease certain computer equipment and vehicles.

Prior to September 2014, we also leased approximately 6,500 square feet of a facility in Varese, Italy with monthly lease payments effective March 2013 of €1,500 per month. On March 10, 2014, we elected to terminate the lease in Italy, effective September 10, 2014.

ITEM 3.       LEGAL PROCEEDINGS

From time to time we may be party to lawsuits in the ordinary course of business. We are not currently a party to any legal proceedings which we believe would have a material adverse impact to us.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market and Holders

Our common stock is quoted on the OTCQB marketplace under the symbol “XSPY” (and until February 15, 2012 it was quoted under the symbol ORNG.OB). At February 27, 2015, there were 72 stockholders of record of our common stock. Many of the holders are brokers and other institutions on behalf of stockholders, therefore we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Dividends

We have never declared or paid any cash dividend on our common stock, nor do we currently intend to pay any cash dividend on our common stock in the foreseeable future. We expect to retain our earnings, if any, for the reduction of our debt and growth and development of our business. In addition, the terms of our credit facility limit our ability to pay cash dividends on our common stock. A description of our credit facility can be found in this report under Item 7 under the caption “Liquidity and Capital Resources” and Item 8 under the caption “Financial Statements and Supplementary Data.”

Common Stock Prices

On February 27, 2015, the closing sales price for our common stock was $0.68. The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock as quoted on the OTCQB marketplace.  Quotations for the common stock are market quotations that reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Stock Prices
	High	Low
2014
Fourth Quarter	$0.90	$0.65
Third Quarter	1.09	0.70
Second Quarter	1.45	0.90
First Quarter	1.51	1.10

2013
Fourth Quarter	$1.50	$1.20
Third Quarter	1.50	1.01
Second Quarter	1.50	1.12
First Quarter	1.61	1.35

Securities Authorized for Issuance under Compensation Plans

Set forth in the table below is certain information regarding the number of shares of our common stock that were subject to outstanding stock options or other compensation plan grants and awards as of December 31, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,139,168	1.56	2,284,495

Total	3,139,168	1.56	2,284,495

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We happily design, market and distribute premium sunglasses, goggles, prescription frame eyewear, as well as apparel and other accessories.  In 1994, we began as a grassroots brand in Southern California with the goal of creating innovative and aesthetically progressive eyewear, and, in doing so, we believe we captured the imagination of the action sports market with authentic, distinctive, performance-driven products marketed and sold under the SPY® brand.  Today, we believe the SPY® brand, symbolized by the distinct “cross” logo, is a well-recognized eyewear brand in its segment of the action sports industry, with a reputation for its high quality products, style and innovation, most notably showcased in our Happy Lens™ technology.

            We were incorporated as Sports Colors, Inc. in California in August 1992, but had no operations until April 1994, when we changed our name to Spy Optic, Inc.  In November 2004, we reincorporated in Delaware and changed our name to Orange 21 Inc.  In February 2012, we changed our name from Orange 21 Inc. to SPY Inc. to better reflect the focus of our business going forward.

            References in this report to “we,” “our,” “us,” “SPY,” and “SPY Inc.” refer to SPY Inc. and its two operating subsidiaries – Spy Optic Inc. (“SPY North America”) and Spy Optic Europe S.r.l.S.U. (“SPY EUROPE”) – except where the context clearly indicates that the term refers only to SPY Inc.

            SPY® and Spy Optic® are the registered trademarks of SPY Inc. and its subsidiaries.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.

Year Ended December 31, 2014 and 2013

Net Sales

Consolidated net sales increased by $0.3 million or 0.9% to $38.1 million for the year ended December 31, 2014 from $37.8 million for the year ended December 31, 2013. Consolidated net sales amounts included approximately $2.0 million and $2.8 million of sales during the years ended December 31, 2014 and 2013, respectively, which were considered to be closeouts, defined as (i) older styles not in the current product offering or (ii) the sales of certain excess inventory of current products sold at reduced pricing levels.

The overall increase in net sales during 2014 was principally attributable to higher sales of our prescription frames which increased by 43.3% or $1.2 million to $4.0 million for the year ended December 31, 2014, compared to $2.8 million during the same period last year, and our goggle line which increased by 12.8% or $1.0 million to $9.2 million for the year ended December 31, 2014, compared to $8.2 million during the same period last year. These increases were partially offset by lower sales of our sunglasses by 5.7% or $1.5 million to $24.4 million for the year ended December 31, 2014 compared to $25.9 million during the same period last year. The decrease in sunglass sales during the year ended December 31, 2014 is principally attributable to an overall decline in the consumer market, particularly during the second quarter of 2014, coupled with several key retailers currently holding lower levels of inventory, lower closeout sales of our sunglass products and the loss of a key account.  Management is focused on deepening our relationships with key sales representatives along with other changes designed to increase penetration into key accounts to reverse our sales decline in our sunglass product line.

	Year Ended December,
	2014	2013
Percentage of Net Sales by Product Line
Sunglasses	64.1%	68.7%
Goggles	24.2%	21.7%
Prescription Frames	10.6%	7.4%
Apparel and Accessories	1.1%	2.2%
	100.0%	100.0%

Percentage of Net Sales by Geographic Region
North America	83.5%	86.3%
International (Excluding Canada)	16.5%	13.7%
	100.0%	100.0%

Cost of Sales and Gross Profit

Our consolidated gross profit increased by $0.4 million or 2.3% to $19.3 million for the year ended December 31, 2014 from $18.9 million for the year ended December 31, 2013, primarily attributable to the sales increase at a higher gross profit as a percent of sales in 2014, as discussed below.

Gross profit, as a percentage of net sales, increased to 50.6% for the year ended December 31, 2014, from 49.9% for the year ended December 31, 2013, primarily due to (i) a higher percentage of lower cost inventory purchases from China as a result of manufacturing efficiency; and (ii) lower sales of closeout products at reduced price levels.

Sales and Marketing Expense

Sales and marketing expense increased by $0.2 million or 1.7% to $11.5 million for the year ended December 31, 2014 from $11.3 million for the year ended December 31, 2013.  The increase is primarily due to higher salary related expenses of $0.4 million, marketing events and promotions of $0.3 million, consulting and outside services of $0.1 million, and other miscellaneous expenses of $0.1 million. The increase is partially offset by lower shipments of in-store displays of $0.3 million, decrease in athletes and royalty expense of $0.2 million, and lower incentive commission expense of $0.1 million.

General and Administrative Expense

General and administrative expense decreased by $0.4 million or 6.9% to $5.7 million for the year ended December 31, 2014, from $6.1 million for the year ended December 31, 2013. The decrease was primarily due to lower stock compensation expenses of $0.2 million, consulting and outside services expenses of $0.3 million, lower bad debt of $0.3 million primarily due to better collections, offset by increases of $0.4 million in salary and salary related expenses in 2014 compared to 2013.

Shipping and Warehousing Expense

Shipping and warehousing expense was essentially unchanged at $0.5 million for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Research and Development Expense

Research and development expense increases by $0.2 million or 31.6% to $0.7 million for the year ended December 31, 2014 from $0.5 million for the year ended December 31, 2013. The increase was due to increases of $0.1 million in consulting and outside services and $0.1 million in salary and salary related expenses in 2014 compared to 2013.

Income Tax Provision

The income tax expense for the year ended December 31, 2014 and 2013 was approximately $3,200 and $1,600, respectively, and is mainly comprised of minimum taxes related to regulatory filing fees in the United States. We have recorded a full valuation allowance for deferred tax assets both in the U.S. and in Italy at December 31, 2014 and 2013, respectively. During 2013, income tax expense was recorded in general and administrative expense.

Liquidity and Capital Resources

We have financed our net-losses, working capital needs and capital expenditures through a combination of operating cash flows and revolving lines of credit provided by our U.S. based lenders. We have also required debt and equity financing because cash used by operations and net losses were substantial due to ongoing and seasonal working capital requirements.

Cash on hand at December 31, 2014 was $0.4 million.  At December 31, 2014, we had a total of $28.5 million in debt under all lines of credit and notes payable, of which $6.9 million was classified as short-term liabilities and $21.6 million was classified as long-term liabilities in the Company's Consolidated Balance Sheet.  Our primary debt arrangements as of December 31, 2014 are further described below in Short-Term Debt and Long-Term Debt.

Future Capital Requirements

During the year ended December 31, 2014, we had negative cash flow from operations of $2.8 million largely due to timing of seasonal inventory purchases, interest payments on related party debt, and lower collections on accounts due to timing of December sales. During the year ended December 31, 2013, we had positive cash flow from operations principally as a result of a significant reduction in operating expenses, increases in gross profit as a percentage of net sales, and by paying interest on notes payable to stockholders in-kind as an addition to principal. However, we have a history of incurring significant negative cash flow from operations, operating and net losses and significant working capital requirements. The Company anticipates that it will continue to have ongoing cash requirements to finance its seasonal and ongoing working capital requirements and net losses.

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

 We do not anticipate that we can generate sufficient cash from operations to repay the amounts due under the BFI Line of Credit, which as a result of its renewal in February 2015, is currently scheduled for its next annual renewal in February 2016, and the borrowings from Costa Brava and Harlingwood notes, as amended, when they become due in December 2016.  Therefore, we will need to renew the BFI Line of Credit at its annual renewal in February 2016 and continue to extend the maturity dates of the Costa Brava and Harlingwood indebtedness.  If we are unable to renew the BFI Line of Credit and further extend future maturity dates of the Costa Brava and Harlingwood indebtedness, we will need to raise substantial additional capital through debt or equity financing and/or seek another asset backed line of credit to continue our operations.  No assurances can be given that any such financing will be available to us on favorable terms, if at all.  The inability to obtain debt or equity financing in a timely manner and in amounts sufficient to fund our operations, or the inability to renew the BFI Line of Credit or to extend future maturity dates of the Costa Brava and Harlingwood indebtedness, if necessary, would have an immediate and substantial adverse impact on our business, financial condition or results of operations.

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

Cash Flow Activities

Cash used in operating activities consists primarily of the net loss adjusted for certain non-cash items, including depreciation and amortization, share-based compensation, non-cash board of directors’ fees, provision for doubtful accounts, foreign currency gains and losses, amortization of debt discount, extinguishment of debt, and the effect of changes in working capital and other activities.

Cash used in operating activities for the year ended December 31, 2014 was $2.8 million, which consisted of a net loss of $1.9 million, adjustments for aggregate non-cash items of $1.0 million (primarily share-based compensation of $0.5 million, depreciation and amortization of $0.3 million, and others of $0.2 million) and an aggregate $1.9 million used in working capital.  Working capital changes include uses of cash of $2.8 million primarily from: (i) a net increase of $1.8 million related to inventory purchases, (ii) $0.7 million increase in accounts receivable, (iii) $0.2 million increase in prepaid expenses and other current assets, and (iv) a decrease in accounts payable of $0.1 million. The uses of cash from working capital were partially offset by sources of cash from working capital of $0.8 million primarily related to an increase in accrued expenses and other liabilities due to the timing of purchases.

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

Cash used in investing activities during the year ended December 31, 2014 was $0.3 million, and was attributable to the purchase of property and equipment, as compared to less than $0.2 million used during the year ended December 31, 2013 for similar purposes.

Cash provided by financing activities for the year ended December 31, 2014 was $2.8 million, and was attributable primarily to $2.8 million in net borrowings under our BFI Line of Credit due to payment of interest in shareholder debt and timing of working capital payments.

Cash used in financing activities for the year ended December 31, 2013 was $0.7 million, and was attributable primarily to $0.6 million in reduction in debt under our BFI Line of Credit due to our improved liquidity and other debt reductions aggregating less than $0.1 million relate to lower capital lease balances due to normal principal payments.

Short-Term and Long-Term Debt Summary.  As of December 31, 2014, we had a total of $28.5 million in debt under all lines of credit, capital leases and notes payable.  A brief summary of our primary short-term and long-term debt facilities outstanding and available sources of liquidity from debt at December 31, 2014 is as follows:

•
BFI Line of Credit. A short-term line of credit with BFI with a maximum borrowing limit of $8.0 million at December 31, 2014. The maximum availability based on eligible accounts receivable and inventory at December 31, 2014 was $8.0 million, of which $6.8 million was outstanding at that date;

•
Costa Brava Term Note. A $7.0 million subordinated term loan with Costa Brava, of which $6.0 million is convertible into common stock; due December 31, 2016 as amended in April 2014, $7.0 million outstanding at December 31, 2014 (excluding Accrued PIK Interest of $2.1 million and unamortized debt premium of $0.1 million). (“Costa Brava Term Note”);

•
Costa Brava Line of Credit. A $9.0 million subordinated line of credit with Costa Brava, due December 31, 2016 as amended in April 2014; $8.5 million outstanding as of December 31, 2014 (excluding Accrued PIK Interest of $2.1 million). (“Costa Brava Line of Credit”);

•
Harlingwood Notes. Two subordinated convertible term loans with Harlingwood aggregating $1.5 million, of which $1.7 million is convertible into common stock; due December 31, 2016. $1.5 million outstanding at December 31, 2014 (excluding Accrued PIK Interest of $0.2 million). Interest attributable to Harlingwood Notes has been paid in kind. The Company made discretionary interest payments of $0.2 million to Harlingwood for accrued interest during the twelve months ended December 31, 2014. (“Harlingwood Notes”);

•
Interest attributable to the Costa Brava Term Note, from January 1, 2012 through December 31, 2013, was paid in kind. Aggregate Accrued PIK Interest was $2.1 million at December 31, 2014. Interest payable after April 30, 2014 is required to be paid in quarterly cash payments. The Company paid $0.9 million to Costa Brava for accrued interest on the Costa Brava Term Note during the twelve months ended December 31, 2014; and

•
Interest attributable to the Costa Brava Line of Credit from, January 1, 2012 through December 31 2013, was paid in kind. Aggregate Accrued PIK Interest was $2.1 million at December 31, 2014. Interest payable after April 30, 2014 is required to be paid in quarterly cash payments. The Company paid $1.0 million to Costa Brava for accrued interest on the Costa Brava Line of Credit during the twelve months ended December 31, 2014; and

Each of our primary debt facilities is more fully described in Note 8, “Long-Term Debt”, in the notes to our Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We did not enter into any off-balance sheet arrangements during the years ended December 31, 2014 and 2013, nor did we have any off-balance sheet arrangements outstanding at December 31, 2014 and 2013.

Income Taxes

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on the level of historical operating results and the uncertainty of the economic conditions, we have recorded a full valuation allowance for SPY North America and SPY EUROPE at December 31, 2014 and December 31, 2013.

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

Generally, we extend credit to our customers after performing credit evaluations and do not require collateral. Our payment terms generally range from net-30 to net-90, depending on the country or whether we sell directly to retailers or to a distributor.  Our distributors are a combination of prepaid and credit-term accounts. Credit is extended to certain distributors, sometimes upon receipt of a letter of credit or based on credit evaluation. We also use credit insurance with our international distributors.  Generally, our sales agreements with our customers, including distributors, do not provide for any rights of return or price protection.  However, we do approve returns on a case-by-case basis, at our sole discretion.  We record an allowance for estimated returns when revenue is recorded based on historical data and make adjustments when we consider it necessary.  The allowance for returns is calculated using a three step process that includes: (i) calculating an average of actual returns as a percentage of sales over a rolling twelve month period; (ii) estimating the average time period between a sale and the return of the product (13 months at December 31, 2014) and (iii) estimating the value of the product returned.  The reserve is calculated as the average return percentage times sales less discounts for the average return period less the estimated value of the product returned and adjustments are made as we consider necessary.  The average return percentages at December 31, 2014, along with the range of the weighted average cumulative return percentages over the past two years and the effect on the liability and net sales if the highest average percentage over the past years had been used at December 31, 2014 are shown below in our sensitivity analysis.  Historically, actual returns have been within our expectations.  If future returns are higher than our estimates, our earnings would be adversely affected.

Sales Return Reserve Sensitivity Analysis
(A)	(B)	(C)	(D)
Average Returns % at December 31, 2014	Average Returns % Range during past two years	Decrease to Net Sales if maximum average return rate in (B) was used at December 31, 2014	Increase to Net Sales if minimum average return rate in (B) was used at December 31, 2014
		(Thousands)	(Thousands)
7.3%	5.5% — 7.6%	$(93)	$485

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

Recently Issued Accounting Principles

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from our contracts with customers. ASU 2014-09 will be effective beginning the first quarter of our fiscal year 2017 and early application is not permitted. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. Management is currently evaluating the effect ASU 2014-09 will have on our Consolidated Financial Statements and disclosures.

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
Carlsbad, California

We have audited the accompanying consolidated balance sheets of SPY Inc. (a Delaware corporation) and its subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, stockholders’ deficit and cash flows for the years then ended. We have also audited the financial statement schedule listed at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPY Inc. and its subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule listed at Item 15(a) presents fairly, in all material respects, the information set forth therein.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
March 5, 2015

SPY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands, except number of shares and per share amounts)

	December 31,
	2014	2013
Assets
Current assets
Cash	$351	$686
Accounts receivable, net	7,171	6,543
Inventories, net	7,697	5,872
Prepaid expenses and other current assets	796	680
Income taxes receivable	—	3

Total current assets	16,015	13,784
Property and equipment, net	509	438
Intangible assets, net of accumulated amortization of $818 and $782 at December 31, 2014 and 2013, respectively	37	72
Other long-term assets	44	63

Total assets	$16,605	$14,357
Liabilities and Stockholders’ Deficit
Current liabilities
Line of credit	$6,775	$4,024
Current portion of capital leases	73	77
Current portion of notes payable	16	16
Accounts payable	1,216	1,302
Accrued expenses and other liabilities	3,910	3,069

Total current liabilities	11,990	8,488
Capital leases, less current portion	22	92
Notes payable, less current portion	—	16
Notes payable to stockholders	21,568	21,452

Total liabilities	33,580	30,048
Commitments and contingencies
Stockholders’ deficit
Preferred stock: par value $0.0001; 5,000,000 authorized; none issued	—	—
Common stock: par value $0.0001; 100,000,000 shares authorized; 13,392,293 and 13,184,876 shares issued and outstanding at December 31, 2014 and 2013, respectively	1	1
Additional paid-in capital	46,043	45,331
Accumulated other comprehensive income	450	520
Accumulated deficit	(63,469)	(61,543)

Total stockholders’ deficit	(16,975)	(15,691)

Total liabilities and stockholders’ deficit	$16,605	$14,357

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Thousands, except per share amounts)

	Year Ended December 31,
	2014	2013

Net sales	$38,120	$37,782
Cost of sales	18,831	18,921

Gross profit	19,289	18,861
Operating expenses:
Sales and marketing	11,506	11,314
General and administrative	5,692	6,112
Shipping and warehousing	540	534
Research and development	661	502

Total operating expenses	18,399	18,462

Income from operations	890	399
Other expense:
Interest expense	(2,500)	(2,966)
Foreign currency transaction loss	(138)	(290)
Other expense	(175)	(5)

Total other expense	(2,813)	(3,261)

Loss before provision for income taxes	(1,923)	(2,862)
Income tax provision	3	—

Net loss	$(1,926)	$(2,862)

Net loss per share of Common Stock — basic and diluted	$(0.14)	$(0.22)

Shares used in computing basic and diluted net loss per share	13,331	13,155

Other comprehensive income (loss)
Foreign currency translation adjustment	$703	$(239)
Unrealized gain (loss) on foreign currency exposure of net investment in foreign operations	$(773)	$265

Total other comprehensive income (loss)	(70)	26

Comprehensive loss	$(1,996)	$(2,836)

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2012	13,098	$1	$44,403	$494	$(58,681)	$(13,783)
Shares issued to Board of Director’s in lieu of cash payments	77	—	107	—	—	107
Exercise of stock option	10	—	7	—	—	7
Share-based compensation	—	—	814	—	—	814
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(239)	—	(239)
Unrealized gain on foreign currency exposure of net investment in foreign operations	—	—	—	265	—	265
Net loss	—	—	—	—	(2,862)	(2,862)

Balance at December 31, 2013	13,185	$1	$45,331	$520	$(61,543)	$(15,691)
Shares issued to Board of Director’s in lieu of cash payments	68	—	77	—	—	77
Exercise of stock option	139	—	116	—	—	116
Share-based compensation	—	—	519	—	—	519
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	703	—	703
Unrealized loss on foreign currency exposure of net investment in foreign operations	—	—	—	(773)	—	(773)
Net loss	—	—	—	—	(1,926)	(1,926)
Balance at December 31, 2014	13,392	$1	$46,043	$450	$(63,469)	$(16,975)

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)

	Year Ended December 31,
	2014	2013
Operating Activities
Net loss	$(1,926)	$(2,862)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	267	312
Paid-in-kind interest	—	2,373
Share-based compensation	519	814
Non-cash board of directors fees	77	107
Provision for doubtful accounts	65	414
Loss on sale of property and equipment	3	9
Loss on extinguishment of debt	155	—
Foreign currency transaction (gain) loss	(69)	26
Amortization of debt discount and premium	14	98
Change in operating assets and liabilities:
Accounts receivable, net	(693)	(1,347)
Inventories, net	(1,825)	402
Prepaid expenses and other current assets	(165)	11
Other assets	14	4
Accounts payable	(86)	(156)
Accrued expenses and other liabilities	841	465
Income taxes payable/receivable	3	13
Net cash (used in) provided by operating activities	(2,806)	683
Investing Activities
Purchases of property and equipment	(322)	(154)
Proceeds from sale of property and equipment	16	—
Net cash used in investing activities	(306)	(154)
Financing Activities
Line of credit, net	2,751	(567)
Principal payments on secured notes payable	(14)	(15)
Principal payments on notes payable to stockholders	(1)	—
Principal payments on capital leases	(75)	(86)
Proceeds from exercise of stock options	116	7
Net cash provided by (used in) financing activities	2,777	(661)
Net decrease in cash	(335)	(132)
Cash at beginning of year	686	818
Cash at end of year	$351	$686

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,457	$512
Income taxes	$3	$2
Summary of non-cash financing and investing activities:
Acquisition of property and equipment through capital leases	$—	$103

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

The Company operates through its subsidiaries and currently has one wholly-owned subsidiary incorporated in California, Spy Optic Inc. (“SPY North America”) and one wholly owned subsidiary incorporated in Italy, Spy Optics Europe S.r.l. S.U. (“SPY EUROPE”).

Basis of Presentation

The accompanying consolidated financial statements of SPY Inc. and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. All intercompany transactions and balances have been eliminated in consolidation.

Capital Resources

During the year ended December 31, 2014, the Company had negative cash flow from operations principally as a result of a timing of inventory purchases and collections on accounts receivable. Although the Company had income from operations in 2013 and 2014, the Company has a history of incurring significant negative cash flow from operations, operating and net losses, and has significant working capital requirements. The Company anticipates that it will continue to have ongoing cash requirements to finance its seasonal and ongoing working capital needs and net losses.

In order to finance the Company's working capital requirements, the Company has relied and anticipates that it will continue to rely on SPY North America’s credit line with BFI Business Finance (“BFI”) (“BFI Line of Credit”) and its credit facilities with Costa Brava Partnership III, L.P. (“Costa Brava”).  In addition, SPY North America has relied on debt and equity financing from Harlingwood (Alpha), LLC (“Harlingwood”).  Costa Brava and Harlingwood are related parties.  The total outstanding indebtedness of the Company was $28.5 million and $25.7 million at December 31, 2014 and 2013 respectively.  (See Note 6 “Short-Term Debt”, Note 7 “Long-Term Deb” and Note 13 “Related Party Transactions”)

The Company believes it will have sufficient cash on hand and cash available under existing credit facilities to meet its operating requirements for at least the next twelve months, if the Company is able to achieve some or a combination of the following factors: (i) achieve its desired sales growth, (ii) continue the improvements in the management of working capital, and (iii) continue to manage and operate the Company at appropriate levels of sales, marketing, general and administrative, and other operating expenses in relation to overall sales.  However, the Company will need to continue to access its existing credit facilities during the next twelve months to support its planned operations and working capital requirements, and intends to (i) continue to borrow, to the extent available, from the BFI Line of Credit, (ii) if necessary, continue discretionary deferral of interest payments otherwise payable to Harlingwood, and (iii) if necessary, raise additional capital through debt or equity financings, or borrow up to the extent available on the Company’s Costa Brava Line of Credit.

The Company does not anticipate that it can generate sufficient cash from operations to repay the amounts due under the BFI Line of Credit which is scheduled to renew in February 2016, and the borrowings from Costa Brava and Harlingwood due, as amended, on December 31, 2016, consisting of $19.8 million in borrowings from Costa Brava and $1.7 million in borrowings from Harlingwood as of December 31, 2014.  The Company will therefore need to renew the BFI Line of Credit at its annual renewal in February 2016 and continue to extend the future maturity dates of the Costa Brava and Harlingwood indebtedness. If the Company is unable to renew the BFI Line of Credit and extend future maturity dates of the Costa Brava and Harlingwood indebtedness, it will need to raise substantial additional capital through debt or equity financing to continue its operations. No assurances can be given that any such financing will be available to the Company on favorable terms, if at all. The inability to obtain debt or equity financing in a timely manner and in amounts sufficient to fund the Company’s operations, or the inability to renew the BFI Line of Credit or to extend future maturity dates of the Costa Brava and Harlingwood indebtedness, if necessary, would have an immediate and substantial adverse impact on the Company’s business, financial condition and results of operations.

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

Accounts Receivable and Allowance for Doubtful Accounts

Throughout the year, the Company performs credit evaluations on its customers, and adjusts credit limits based on payment history combined with the customer’s current creditworthiness. The Company continuously monitors its collections and maintains a reserve for estimated credits, which is calculated on a monthly basis. The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for anticipated bad debts and refunds. Provisions are made based upon a review of all significant outstanding invoices and overall quality and age of those invoices not specifically reviewed.  In determining the provision for invoices not specifically reviewed, the company analyzes collection experience, customer credit worthiness and current economic trends.

 If the data used to calculate these allowances does not reflect the Company’s future ability to collect outstanding receivables, an adjustment in the reserve for refunds may be required. Historically, the Company’s losses have been consistent with its estimates, but there can be no assurance that the Company will continue to experience the same credit loss rates that it has experienced in the past. Unforeseen, material financial difficulties experienced by its customers could have an adverse impact on the Comapany’s profits.

Inventories

Inventories consist primarily of finished products, including sunglasses, goggles, prescription frames, apparel and accessories, product components such as replacement lenses along with purchasing and quality control costs. Inventory items are carried on the books at the lower of cost or market and the first-in first-out method for the Company’s distribution business. Periodic physical counts of inventory items are conducted to help verify the balance of inventory. A reserve is maintained for obsolete or slow moving inventory.  Products are reserved at certain percentages based on their probability of selling, which is estimated based on current and estimated future customer demand and market conditions.

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

Intangible assets consist of trademarks and patents at December 31, 2014 and 2013, which are being amortized on a straight-line basis over 3.0 to 8.3 years. Amortization expense was approximately $35,000 and $55,000 for the years ended December 31, 2014 and 2013, respectively. Amortization expense related to intangible assets in each of the next two years is expected to be incurred as follows:

Year Ending December 31,	(Thousands)
2015	$34
2016	3
Total	$37

The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may differ. If the sum of the undiscounted cash flows is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company’s assessment of recoverability. Numerous factors, including changes in the Company’s business, industry segment or the global economy could significantly impact management’s decision to retain, dispose of or idle certain of its long-lived assets. See Note 4 “Property and Equipment”, for information regarding asset impairment charges recognized by the Company. At December 31, 2014 and 2013, no impairment of the intangible assets had occurred and the amortization periods remain appropriate.

Point-of-Purchase Displays

In the U.S., the cost of point-of-purchase displays is currently charged to sales and marketing expense as ownership is transferred to the customer upon shipment of the display. Displays are also sold to international distributors at which time, the sale is recognized in net sales and the cost is charged to cost of goods sold. The amount of displays sold is minimal.

Revenue Recognition

 The Company’s revenue is primarily generated through sales of sunglasses, goggles, prescription frames, and apparel, net of returns and discounts.  Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.  These criteria are usually met upon delivery to the Company’s “common” carrier, which is also when the risk of ownership and title passes to the Company’s customers.

 Generally, the Company extends credit to customers after performing credit evaluations and does not require collateral. The Company’s payment terms generally range from net-30 to net-90, depending on the country or whether product is sold directly to retailers or to a distributor.  The Company’s distributors are a combination of prepay and credit-term accounts. Credit may be extended to certain distributors, sometimes upon receipt of a letter of credit, credit evaluation, or use of credit insurance. Generally, the Company’s sales agreements with its customers, including distributors, do not provide for any rights of return or price protection.  However, the Company does approve returns on a case-by-case basis, at its sole discretion.  The Company records an allowance for estimated returns when revenue is recorded based on historical data and make adjustments when then Company considers it necessary.  The allowance for returns is calculated using a three step process that includes: (i) calculating an average of actual returns as a percentage of sales over a rolling twelve month period; (ii) estimating the average time period between a sale and the return of the product (13 months at December 31, 2014) and (iii) estimating the value of the product returned.  The reserve is calculated as the average return percentage times sales less discounts for the average return period less the estimated value of the product returned and adjustments are made as the Company considers necessary. Historically, actual returns have been within the Company’s expectations.  If future returns are higher than the Company’s estimates, then earnings could be adversely affected.

Advertising

The Company expenses advertising costs as incurred. Total advertising expense was approximately $540,000 and $394,000 for the years ended December 31, 2014 and 2013, respectively.

Product Warranty

The Company warrants its products for one year. The standard warranty requires the Company to replace any product or portion thereof that is deemed a manufacturer’s defect. The Company records warranty expense as incurred and records the expense in cost of sales. Based on historical evidence and future estimates, warranty expense is considered to be immaterial to the consolidated financial statements and therefore no accrual was recorded as of December 31, 2014 and December 31, 2013.

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

Loss Per Share

Basic loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated by including the additional shares of common stock issuable upon exercise of outstanding options and warrants, vesting of restricted stock and the conversion of convertible debt, using the treasury stock method. The following table lists the potentially dilutive equity instruments, each convertible into one share of common stock, used in the calculation of diluted earnings per share for the periods presented:

	Year Ended December 31,
	2014	2013
	(Thousands)
Weighted average common shares outstanding—basic	13,331	13,155
Assumed conversion of dilutive stock options, restricted stock, convertible debt and warrants	—	—

Weighted average common shares outstanding—dilutive	13,331	13,155

The following potentially dilutive instruments were not included in the diluted per share calculation for periods presented as their inclusion would have been antidilutive:

	Year Ended December 31,
	2014	2013
	(Thousands)
Stock options	3,139	3,091
Warrants	244	244
Convertible debt	4,240	2,240

Total	7,623	5,575

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company recorded a full valuation allowance for SPY North America and SPY EUROPE at December 31, 2014 and 2013.

The Company may have had one or more ownership changes, as defined by Section 382 of the Internal Revenue Code (“IRC Section 382”) in previous years, and, as such, the use of its net operating losses may be limited in future years.  The Company has not completed a formal IRC Section 382 study and analysis to determine the annual limitation on the use of the net operating losses; however, the limitations could be substantial.

Royalties

The Company has several royalty agreements with third parties, including agreements with several athletes to use them in endorsing or advertising several of its products. Royalty expense during the years ended December 31, 2014 and 2013 was approximately $0.3 million and $0.5 million, respectively.

Comprehensive Income

Comprehensive income (loss) represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive income (loss). Total comprehensive loss for the years ended December 31, 2014 and 2013 was approximately $2.0 million and $2.8 million, respectively.

The components of accumulated other comprehensive income, net of tax, are as follows:

	December 31,
	2014	2013
	(Thousands)
Equity adjustment from foreign currency translation	$977	$275
Unrealized (loss) gain on foreign currency exposure of net investment in foreign operations	(527)	245

Accumulated other comprehensive income	$450	$520

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

Debt Modifications

From time to time, the Company has modified and also anticipates modifying certain debt agreements.  The Company has accounted for and expects to account for future changes in debt agreements as debt modifications and extinguishment of debt, where applicable, based on the relevant authoritative accounting guidance after considering the specific terms of any future debt modifications.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the Company’s contracts with customers. ASU 2014-09 will be effective beginning the first quarter of the Company’s fiscal year 2017 and early application is not permitted. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. Management is currently evaluating the effect ASU 2014-09 will have on the Company’s Consolidated Financial Statements and disclosures.

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

2.  Accounts Receivable

Accounts receivable consisted of the following:

	December 31,
	2014	2013
	(Thousands)
Trade receivables	$9,477	$8,539
Less allowance for doubtful accounts	(290)	(369)
Less allowance for returns	(2,016)	(1,627)

Accounts receivable, net	$7,171	$6,543

3.  Inventories

Inventories consisted of the following:

	December 31,
	2014	2013
	(Thousands)
Raw materials	$114	$11
Finished goods	7,583	5,861

Inventories, net	$7,697	$5,872

The Company’s balances are net of an allowance for excess and obsolete inventories of approximately $0.2 million and $0.2 million at December 31, 2014 and 2013, respectively.

4.  Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2014	2013
	(Thousands)
Displays	$—	$73
Molds and tooling	1,049	1,055
Buildings and leasehold improvements	325	314
Computer equipment and software	1,189	1,277
Furniture and fixtures	116	132
Vehicles	342	327
Construction In Progress	149	—

	3,170	3,178
Less accumulated depreciation and amortization	(2,661)	(2,740)

Property and equipment, net	$509	$438

There were no impairment charges during the year ended December 31, 2014 and 2013.

Depreciation expense was approximately $0.2 million and $0.2 million for the years ended December 31, 2014 and 2013, respectively.

5.  Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,
	2014	2013
	(Thousands)
Compensation and benefits	$1,396	$671
Production and warehouse	1,363	868
Sales and marketing	585	678
Commissions	240	234
Interest	—	45
Other	76	226
Customers with credit balances	196	301
Professional fees	54	46

Total	$3,910	$3,069

6.  Short-Term Debt

SPY North America has a Loan and Security Agreement with BFI, originally dated February 26, 2007 and most recently modified on September 10, 2014 (the “BFI Line of Credit”). The BFI Line of Credit has a maximum borrowing limit of $8.0 million at December 31, 2014, which was increased to $9.0 million when the BFI Line of Credit was renewed in February 2015.  The maximum availability under the BFI Line of Credit was $8.0 million and $5.1 million at December 31, 2014 and 2013, respectively, of which SPY North America had borrowed $6.8 million and $4.0 million, respectively, as of those dates. The BFI Line of Credit renews annually in February for one additional year unless otherwise terminated by either SPY North America or BFI. The Company had $1.2 million and $1.1 million in unused availability as of December 31, 2014 and 2013, respectively.

Actual borrowing availability under the BFI Line of Credit is based on eligible trade receivable and inventory levels of SPY North America. Prior to the modification on September 10, 2014 (the “Modification”), actual borrowings were subject to the following limitations: (i) up to 80% of eligible United States accounts receivable, (ii) 80% of eligible Canadian receivables, (iii) 65% of eligible United States inventory, provided, however, such amount does not exceed 65% of eligible United States and Canadian accounts receivable and does not exceed the maximum inventory borrowing amount of $3.5 million, and (iv) advances against eligible foreign accounts receivable (excluding Canadian accounts receivable) up to $0.4 million.  In connection with the Modification, actual borrowings are subject to the following limitations until February 26, 2015: (i) up to 80% of eligible United States accounts receivable, (ii) 80% of eligible Canadian receivables, (iii) 65% of eligible United States inventory, provided, however, such amount does not exceed 100% of eligible United States and Canadian accounts receivable and does not exceed the maximum inventory borrowing amount of $3.5 million, and (iv) advances against eligible foreign accounts receivable (excluding Canadian accounts receivable) up to $0.4 million. In February 2015, the Company renewed the BFI Line of Credit that resulted in the following changes: (i) increased its inventory borrowings to the lessor of $3.5 million, 100% of United States and Canadian eligible accounts receivable or 65% of eligible United States inventory, (ii) increased borrowing on eligible dating programs to 80%, and (iii) increased maximum borrowing limit of $9.0 million.

Borrowings under the BFI Line of Credit accrue interest at a rate per annum equal to the prime rate, as reported in the Western Edition of The Wall Street Journal, plus 1.75%, with a minimum monthly interest charge of $2,000. The interest rate was 5.0% per annum at December 31, 2014. The Company and SPY North America granted BFI a security interest in substantially all of SPY North America’s assets, and substantially all of the Company’s accounts receivable and inventories to secure BFI’s position under the BFI Line of Credit.  Additionally, the obligations under the BFI Line of Credit are guaranteed by SPY Inc.

 The BFI Line of Credit imposes certain covenants on SPY North America, including, but not limited to, covenants requiring SPY North America to provide certain periodic reports to BFI, to inform BFI of certain changes in the business, to refrain from incurring additional debt in excess of $100,000 and to refrain from paying dividends.  The BFI Line of Credit also contains cross default provisions. BFI may declare SPY North America in default if SPY North America experiences a material adverse change in its business, financial condition, or in its ability to perform the obligations owed under the BFI Line of Credit.  BFI’s prior consent, which BFI will not unreasonably withhold, is required in the event that SPY North America seeks additional debt financing, including debt financing subordinate to BFI.  SPY North America has also established bank accounts in BFI’s name in the United States and Canada into which collections on accounts receivable and other collateral are deposited (the “Collateral Accounts”).  Pursuant to the deposit control account agreements between BFI and SPY North America, BFI is entitled to sweep all amounts deposited into the Collateral Accounts and apply the funds to outstanding obligations under the BFI Line of Credit; provided that BFI is required to distribute to SPY North America any amounts remaining after payment of all amounts due under the BFI Line of Credit.  SPY North America was in compliance with all covenants under the BFI Line of Credit at December 31, 2014.

7.  Long-Term Debt

Costa Brava Term Note

SPY North America issued a promissory note to Costa Brava in the principal amount of $7.0 million (“Costa Brava Term Note”), which amount was outstanding at each of December 31, 2014 (excluding unpaid interest related to Costa Brava Term Note, which was added to the principal balance rather than paid in cash (“Accrued PIK Interest”) of $2.1 million and unamortized debt premium of $0.1 million) and December 31, 2013 (excluding Accrued PIK Interest of $2.1 million). During the year ended December 31, 2014, approximately $0.9 million of accrued interest was paid in cash.  In April 2014, the Costa Brava Term Note was amended to: (i) extend the maturity date from April 1, 2015 to December 31, 2016, (ii) increase the amount Costa Brava may convert from $2,250,000 to $6,000,000 and reduce the conversion price from $2.25 to $2.00, (iii) reduce the interest rate from 12% to 7%, and (iv) eliminate the facility fee, effective July 1, 2014. Effective with this amendment, the Company no longer adds Accrued PIK Interest to the outstanding principal balance, and is now required to make quarterly cash interest payments (See Note 11 “Related Party Transactions”). The Company paid a final facility fee of approximately $35,000, in June 2014, which was a pro-rata portion of the annual facility fee. This amendment was accounted for as an extinguishment of debt, in accordance with authoritative guidance. In accordance with the accounting treatment of extinguishment of debt, the Company recorded expense of approximately $155,000, which represents an increase in the fair value of the Costa Brava Term Note compared to the carrying value of the Costa Brava Term Note prior to the modification. The expense associated with the modification is reported in other income and expense and the debt premium will be amortized to interest expense over the revised term of the Costa Brava Term Note. The Company also expensed approximately $16,000 in capitalized debt fees related to the previous debt agreement during 2014. The Costa Brava Term Note is subordinate to the BFI Line of Credit, pursuant to the terms of a debt subordination agreement between Costa Brava and BFI.

Costa Brava Line of Credit

SPY North America has an additional $9.0 million line of credit from Costa Brava (“Costa Brava Line of Credit”) of which $8.5 million was outstanding at December 31, 2014 and 2013 (excluding Accrued PIK Interest of $2.1 million during the respective periods). During the year ended December 31, 2014, approximately $1.0 million of accrued interest was paid in cash. In April of 2014, the Costa Brava Line of Credit was amended to: (i) extend the maturity date from April 1, 2015 to December 31, 2016, (ii) reduce the interest rate from 12% to 7%, and (iii) eliminate the facility fee, effective July 1, 2014. Effective with this amendment, the Company no longer adds Accrued PIK Interest to the outstanding principal, and is now required to make quarterly cash interest payments.  This amendment was accounted for as a modification of debt in accordance with authoritative guidance. The Costa Brava Line of Credit is subordinate to BFI Line of Credit, pursuant to the terms of a debt subordination agreement between Costa Brava and BFI.

In addition, the Costa Brava Line of Credit, as amended, required SPY North America to pay a final facility fee in June, 2014 calculated as the lesser of (i) 1% of the average daily outstanding principal amount owed under the note (excluding Accrued PIK Interest) for the 365 day period ending on such payment date or (ii) $90,000. The Company has no accrued expenses and other liabilities related to facility fee as of December 31, 2014 and paid $85,000 for the required facility fee in June 2014.

Costa Brava Loans

As of December 31, 2014 and 2013, the Company has outstanding borrowings of $19.8 million (including $4.2 million Accrued PIK Interest and $0.1 million unamortized debt premium) and $19.7 million (including $4.2 million Accrued PIK Interest), respectively with Costa Brava.  The Costa Brava Term loan and Costa Brava Line of Credit are pari passu with respect to the rights and preferences of the Harlingwood Notes (defined below).

Harlingwood Convertible Debt

In 2012, SPY North America entered into convertible note purchase agreements with Harlingwood under which SPY North America issued two promissory notes to Harlingwood in the principal amounts of $1.0 million and $0.5 million (“Harlingwood Notes”).  Total outstanding borrowings under the Harlingwood Notes at December 31, 2014 and 2013 were $1.5 million (excluding Accrued PIK Interest of $0.2 million during the respective periods). During the year ended December 31, 2014, approximately $0.2 million of accrued interest was paid in cash. The Harlingwood Notes were amended in April 2014 to extend the maturity date from April 1, 2015 to December 31, 2016.  This amendment was accounted for as a modification of debt in accordance with authoritative guidance.  The Harlingwood Notes are subordinate to the amounts owed by SPY North America under the BFI Line of Credit, pursuant to the terms of a debt subordination agreement between Harlingwood and BFI. The Harlingwood Notes accrue interest at the rate of 12% per annum.

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

The principal amount due under the Harlingwood Notes (including Accrued PIK Interest) is convertible into shares of the Company’s common stock at $1.40 per share, subject to adjustment for stock splits or stock dividends.  The Harlingwood Notes contain standard representations, warranties and reporting requirements that are customary for financings of this type, and cross default provisions with respect to the Costa Brava indebtedness.  SPY North America was in compliance with all covenants under the Harlingwood Notes at December 31, 2014. The Harlingwood Notes are pari passu with the respect to the rights and preferences of the Costa Brava Term Note and Costa Brava Line of Credit. (See Note 13 “Related Party Transactions”).

Notes payable at December 31, 2014 consist of the following:

(Thousands)
Costa Brava Term Loan (subordinated debt), 7% interest rate with mandatory quarterly interest payments	$10,579
Costa Brava Line of Credit, as amended (subordinated debt, of which up to $6.0 million is convertible into shares of common stock at a conversion price of $2.00 per share and includes $116,071 in unamortized debt premium), 7% interest rate with mandatory quarterly interest payments	9,253
Harlingwood Notes (subordinated convertible debt, all of which is convertible into shares of common stock at a conversion price of $1.40 per share), 12% interest rate with discretionary Accrue PIK Interest	1,736
Secured note payable for vehicle purchases, 4.69% interest rate with monthly payments of $1,400 due through December 2015, secured by vehicles	16
Subtotal	21,584
Less current portion	16

Notes payable, less current portion	$21,568

The Costa Brava Term Note includes the $6,000,000 of principal that they may convert at their discretion, of the principal amount (excluding unpaid interest which has been added to principal) of the Costa Brava Term Note into shares of the Company’s common stock at a conversion price of $2.00 per share.

Future minimum payments under all long-term debt agreements are as follows:

Year ended December 31,	(Thousands)
2015	$16
2016	21,568
Total minimum debt payments	$21,584

8.  Stockholders’ Equity (Deficit)

Common Stock

During 2014 and 2013, an aggregate of 68,189 and 76,502 shares of common stock, respectively, were issued to individuals upon vesting of restricted stock awards. During 2014 and 2013, approximately 139,000 and 10,000 shares of common stock, respectively, were issued to individuals upon exercise of stock options.

Shares Reserved

The Company had 100,000,000 authorized shares of common stock at December 31, 2014. The table below outlines common shares reserved for future issuance:

(Thousands)
Total Authorized Shares	100,000
Common shares issued	(13,392)
Shares reserved for future issuance:
Stock options outstanding	(3,139)
Warrant	(244)
Conversion option for Costa Brava promissory note without paid in kind interest	(3,000)
Conversion option for Harlingwood promissory note with accrued paid in kind interest	(1,240)

Remaining Authorized Shares	78,985

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

The Company’s financial instruments include cash, accounts receivable and payable, short-term borrowings, accrued liabilities, other short-term liabilities, capital leases, notes payable and related party notes payable.  The carrying amount of these instruments approximates fair value because of their short-term nature. The carrying value of the Company’s long-term related party notes payable approximates fair value as of December 31, 2014 and 2013.

10.  Share-Based Compensation

In December 2004, the Board of Directors of the Company adopted, and the stockholders of the Company approved, the 2014 Stock Incentive Plan, formerly the 2004 Stock Incentive Plan (the “Plan”). The Plan provides for the grant of incentive stock options to employees only, and restricted stock, stock units, nonqualified options or SARS to employees, consultants and outside directors. The Plan is administered by the Compensation Committee who determines the vesting period, exercise price and other details for each award. Following the Company’s 2014 annual meeting of stockholders on June 4. 2014, the Plan was amended and restated in order to extend the expiration date from December 7, 2014 to December 7, 2024 and to change the name of the Plan to reflect the extended term. In April 2007, in connection with a determination by the Board of Directors to reduce the annual cash compensation paid to the non-employee directors of the Company, the Board of Directors approved an amendment and restatement of the Plan that: (1) increased the number of shares of the Company’s common stock underlying the non-qualified stock options that are automatically granted to the Company’s non-employee directors upon their appointment to the Board of Directors and on an annual basis thereafter and (2) modified the vesting schedule for the automatic option grants made to non-employee directors upon their initial appointment to the Board of Directors. The amendment and restatement of the Plan was approved by the Company’s stockholders at the annual meeting held on June 12, 2007.

Stock Option Activity

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (Thousands)

Options outstanding at December 31, 2012	2,691,633	$1.86
Granted	750,000	$1.30
Exercised	(10,000)	$0.65
Expired	(81,667)	$1.57
Forfeited	(259,165)	$1.64

Options outstanding at December 31, 2013	3,090,801	$1.76	6.80	493
Granted	525,000	$1.06
Exercised	(139,228)	$0.83
Expired	(307,407)	$3.08
Forfeited	(29,998)	$1.37

Options outstanding at December 31, 2014	3,139,168	$1.56	7.13	$3

Options exercisable at December 31, 2014	2,180,846	$1.72	6.33	$2

Information regarding stock options outstanding as of December 31, 2014 is as follows:

	Options Outstanding			Options Exercisable
Price Range	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Shares	Weighted- Average Exercise Price
$0.71 - $0.93	355,000	$0.88	6.75	220,000	$0.86
$0.94 - $1.03	405,000	$0.98	7.72	165,000	$0.95
$1.04 - $1.24	75,000	$1.13	9.19	18,334	$1.16
$1.25	583,334	$1.25	8.22	250,009	$1.25
$1.31 - $1.41	350,000	$1.37	8.07	240,000	$1.36
$1.45 - $1.52	420,000	$1.49	7.33	400,001	$1.50
$1.60 - $1.80	460,834	$1.70	6.58	397,502	$1.69
$1.85 - $3.19	330,000	$2.03	6.13	330,000	$2.03
$3.53 - $5.95	100,000	$4.27	2.52	100,000	$4.27
$6.46	60,000	$6.46	2.45	60,000	$6.46
Total	3,139,168	$1.56	7.13	2,180,846	$1.72

Intrinsic value is defined as the difference between the relevant current market value of the Company’s common stock and the grant price for options with exercise prices less than the market values on such dates.  During the years ended December 31, 2014 and 2013, there were 139,000 and 10,000 stock options exercised.  The Company received cash proceeds of $116,000 and $7,000 related to the stock options exercised during the years ended December 31, 2014 and 2013, respectively.  The intrinsic value of stock options exercised was approximately $41,000 and $6,000 during the years ended December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014, the Company modified 125,000 options in connection with the resignation of a board of director. The modifications, which resulted in an extension of the term that the board member is allowed to exercise stock options, resulted in approximately $42,000 of incremental share-based compensation expense during the year ended December 31, 2014.

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

Restricted Stock Award Activity

The Company periodically issues restricted stock awards to certain directors and key employees subject to certain vesting requirements based on future service. Fair value is calculated using the Black-Scholes option-pricing valuation model (single option approach). Although there was no restricted stock award activity during the year ended December 31, 2014, the Company did award and issue 68,189 fully vested, non-restricted shares at a $1.13 weighted-average grant date fair value, which resulted in approximately $77,000 of share-based compensation expense during year ended December 31, 2014. These shares were issued to certain members of the Company’s board of directors in lieu of cash payment for quarterly board fees.   In addition, although there was no restricted stock award activity during the year ended December 31, 2013, the Company did award and issue 76,502 fully vested non-restricted shares at a $1.40 weighted-average grant date fair value, which resulted in approximately $107,000 of share-based compensation expense during year ended December 31, 2013.

Information regarding stock award activity is presented as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2012	—	$—
Awarded	76,502	1.40
Released	(76,502)	1.40

Non-vested at December 31, 2013	—	$—
Awarded	68,189	1.13
Released	(68,189)	1.13

Non-vested at December 31, 2014	—	$—

 The Company recognized the following share-based compensation expense during the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
	(Thousands)
Stock options
General and administrative	$380	$629
Cost of sales	11	22
Selling and marketing	115	145
Shipping and warehousing	2	4
Research and development	11	14
Total share-based compensation for stock options	519	814
Restricted stock
General and administrative (Board of Director’s fees in lieu of cash payments)	77	107
Total share-based compensation for restricted stock	77	107

Total share-based compensation expense	596	921
Income tax benefit (pro-forma)	(203)	(313)

Total share-based compensation expense, net of pro-forma income tax benefit	$393	$608

The Company does not expect to receive any tax benefit from the share-based compensation expense reflected above.

The following table summarizes the approximate unrecognized compensation cost for the share-based compensation awards and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Expense	Weighted Average Remaining Years
	(Thousands)
Total Stock options	$417	1.68

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

Expected Term.    The expected term of options granted represents the period of time that the option is expected to be outstanding. The Company estimates the expected term of the option grants based on historical exercise patterns that the Company believes to be representative of future behavior as well as other various factors.

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

Dividend Rate.    The Company has not paid dividends on its common stock and do not anticipate paying any cash dividends in the foreseeable future. Therefore, the Company uses an expected dividend yield of zero.

Forfeitures.    FASB requires companies to estimate forfeitures at the time of grant and revise those estimates in subsequent reporting periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.

The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2014 and 2013 was $0.65 per share and $0.98 per share, respectively. The following weighted average assumptions were used to estimate the fair value of options granted to employees and directors during the years ended December 31, 2014 and 2013:

	Year ended December 31,
	2014	2013
Expected volatility	85.1%	85.0%
Risk-free interest rate	1.6%	1.3%
Expected term (in years)	4.0	4.0
Dividend yield	—	—

 11.  Income Taxes

Income tax expense attributed to income from operations consists of:

	Year Ended December 31,
	2014	2013
	(Thousands)
Current
State	$3	$2

Income tax provision	$3	$2

During 2013, the state income tax expense was recorded in general and administrative expense.

The components that comprise deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
	(Thousands)
Deferred tax assets:
NOL carry forwards	$14,076	$13,848
Allowance for doubtful accounts	116	147
Compensation and vacation accrual	123	165
Reserve for returns and allowances	803	648
Unrealized foreign currency loss	31	47
Inventory reserve	85	94
Foreign deferred tax asset before valuation allowance	2,204	2,213
Non-cash compensation	1,508	1,434
Depreciation and amortization	408	447
Benefit of state tax items	1	1
Capital loss on sale of LEM	4,294	4,294
Other	285	88

Net deferred tax asset before valuation allowance	23,934	23,426
Valuation allowance	(23,934)	(23,426)

Net deferred tax liability	$—	$—

The reconciliation of computed “expected” income taxes to effective income tax expense by applying the federal statutory rate of 34% is as follows:

	Year Ending December 31,
	2014	2013
	(Thousands)
Computed “expected” tax expense	$(643)	$(1,006)
State taxes, net of federal benefit	(109)	(171)
Permanent items	31	30
U.S. valuation allowances	723	1,150
Other, net	1	(1)
Income tax expense	$3	$2

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance of $23.9 million and $23.4 million for its worldwide operations at December 31, 2014 and 2013, respectively. The change in the valuation allowance for the years ended December 31, 2014 and 2013 was an increase of $0.5 million and $1.7 million, respectively. The Company has recorded a $21.7 million and $21.2 million valuation allowance for SPY North America at December 31, 2014 and 2013, respectively. The Company has recorded a $2.2 million and $2.2 million valuation allowance for SPY Europe at December 31, 2014 and 2013, respectively. For federal and California income tax purposes, capital losses may only offset capital gains, with any excess capital losses available for carry-back to the previous three tax years and carry-forward for a five year period.  The company has not done an IRS section 382 study, and therefore its ability to utilize income tax loss carry forwards may be limited.

12.  Employee Benefit Plans

In 1998, the Company adopted the Spy Optic Inc. 401(k) Plan (“401(k) Plan”).  The 401(k) Plan covers all employees who meet the eligibility requirements of a minimum of 3 months of service and 18 years of age. The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under the provisions of the 401(k) Plan, eligible participants may contribute up to 15% of their annual compensation, not to exceed the maximum legal deferral. The Company is not required to contribute to the 401(k) Plan and made no contributions to the 401(k) Plan during the years ended December 31, 2014 or 2013.

13.  Related Party Transactions

Promissory Notes with Shareholder, Costa Brava

See Note 7 “Long-Term Debt” to the Consolidated Financial Statements regarding promissory notes held by Costa Brava, an entity that owned, at December 31, 2014, approximately 47.3%, or 57.0% on an as converted basis, of the Company’s common stock. The Chairman of the Company’s Board of Directors, Mr. Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC which is the sole general partner of Costa Brava. As of December 31, 2014, Mr. Hamot owns approximately 48.7% or 58.1% on a converted basis, of the Company’s common stock.

As of December 31, 2014 and 2013, the Company has outstanding borrowings of $19.8 million (including $4.2 million Accrued PIK Interest and $0.1 unamortized debt premium) and $19.7 million (including $4.2 million Accrued PIK Interest), respectively with Costa Brava.

Convertible Notes with Shareholder, Harlingwood

See Note 7 “Long-Term Debt” to the Consolidated Financial Statements regarding $1.5 million in total promissory notes held by Harlingwood, an entity that owned, at December 31, 2014 approximately 5.3%, or 13.3% on an as converted basis, of the Company’s common stock. Mr. Fir Geenen, a member of the Company’s Board of Directors, manages Harlingwood.

The total outstanding borrowings under all promissory notes issued by the Company to Harlingwood at December 31, 2014 and December 31, 2013 was $1.7 million (including $0.2 million Accrued PIK Interest), respectively.

14.  Commitments and Contingencies

 Operating Leases

The Company’s corporate headquarters totals 32,551 square feet and is located in Carlsbad, California.  Effective November 2010, the Company entered into an amended lease for this facility with average monthly rent payments of approximately $29,000 per month.  In April 2013, the Company amended its lease to (i) extend the expiration date to December 31, 2019, and (ii) give the Company the right to terminate the lease commencing on April 1, 2015 with nine months notice.  The monthly rent payments after 2014 will increase by 3% per year. Effective August 2014, the Company entered into a five-year lease agreement to rent approximately 1,200 square feet of office and retail space in Encinitas, CA. Monthly base rent is $5,700, subject to annual 3% increases.

The Company also leased approximately 6,500 square feet of a facility in Varese, Italy with monthly lease payments effective March 2013 of €1,500 per month. On March 10, 2014, the Company elected to terminate its lease in Italy, effective September 10, 2014. In addition, the Company leases an office space totaling approximately 400 square feet in Vancouver, Canada at a monthly rate of CAD 1,295 (approximately $1,161).  The Company also leases certain computer equipment and vehicles.

Total rent expense was approximately $436,000 and $413,000 for the years ended December 31, 2014 and 2013, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Year Ending December 31,	(Thousands)
2015	$441
2016	448
2017	461
2018	475
2019	458
Thereafter	—

Total	$2,283

Capital Leases

Future minimum lease payments under capital leases at December 31, 2014 are as follows:

Year Ending December 31,	(Thousands)
2015	$76
2016	23
Total minimum lease payments	99
Amount representing interest	(4)

Present value of minimum lease payments	95
Less current portion	73
Long-term portion	$22

The cost of equipment under a capital lease at December 31, 2014 and 2013 was approximately $267,000 and $231,000, respectively. The amount of accumulated depreciation related to equipment under capital lease at December 31, 2014 and 2013 was approximately $227,000 and $156,000, respectively. Amortization of assets held under capital leases is included in depreciation expense.

Athlete Contracts

At December 31, 2014, the Company has entered into endorsement contracts with athletes to actively wear and endorse the Company’s products. These contracts are based on minimum annual payments totaling approximately $453,000, $319,000, and $7,000, in 2015, 2016, and 2017, respectively, and may include additional performance-based incentives and/or product-specific sales incentives. At December 31, 2014, the Company also had in-process endorsement contracts with athletes to actively wear and endorse the Company’s products with minimum annual payments totaling approximately $145,000.

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

Customer

For the year ended December 31, 2014, the Company had sales to one third party customer that accounted for 10% or more of total net sales and none during the year ended December 31, 2013.

Supplier

During 2014 and 2013, the Company purchased the majority of its sunglass products from several manufacturers in China and one in Italy. During 2014 and 2013, the vast majority of the Company’s goggle products were manufactured by OGK in China. Additionally, the Company’s Happy Lens™ is currently supplied by two manufactures in France and China. The Company does not have long-term agreements with any of its manufacturers. The Company believes that other suppliers could provide plastic frames on comparable terms; however, a change in suppliers could result in a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

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

Year Ended December 31, (Thousands)	U.S. and Canada	Europe, Asia Pacific and Latin America	Consolidated
Net sales 2013	$32,614	$5,168	$37,782
Net sales 2014	$31,816	$6,304	$38,120

	December 31,
	2014	2013
	(Thousands)
Tangible long-lived assets:
U.S. and Canada	$509	$438
Europe, Asia Pacific and Latin America	—	—

Total	$509	$438

17.  Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Thousands, except per share data)
Year ended December 31, 2014:
Net sales	$9,192	$8,183	$10,977	$9,768
Gross profit	4,780	4,542	5,398	4,569
Income from operations	84	101	593	112
Loss before provision for income taxes	(739)	(742)	(19)	(423)
Net loss	(742)	(742)	(19)	(423)
Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.00)	$(0.03)

Year ended December 31, 2013:
Net sales	$9,008	$9,995	$10,152	$8,627
Gross profit	4,407	5,277	4,927	4,056
Income (loss) from operations	29	327	454	(411)
Loss before provision for income taxes	(721)	(574)	(302)	(1,265)
Net loss	(721)	(574)	(302)	(1,265)
Basic and diluted net loss per share	$(0.05)	$(0.04)	$(0.02)	$(0.10)

SPY Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

For the Years Ended December 31, 2014 and 2013

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(Thousands)
Allowance for doubtful accounts:
Year ended December 31, 2014	$369	$65	$(144)	$290
Year ended December 31, 2013	$305	$406	$(342)	$369
Allowance for sales returns:
Year ended December 31, 2014	$1,627	$389	$—	$2,016
Year ended December 31, 2013	$1,572	$116	$(61)	$1,627
Allowance for inventory reserve:
Year ended December 31, 2014	$236	$74	$(97)	$213
Year ended December 31, 2013	$626	$114	$(504)	$236

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Control and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2014, the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time frames specified by the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2014, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (or the “COSO” criteria). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our definitive proxy statement for our 2015 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be set forth in our definitive proxy statement for our 2015 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this item will be set forth in our definitive proxy statement for our 2015 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our definitive proxy statement for our 2015 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in our definitive proxy statement for our 2015 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

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

(b)  Exhibits

Exhibit No.	Description of Document	Incorporation by Reference

3.1	Restated Certificate of Incorporation	Incorporated by reference to Form 10-Q filed November 16, 2009.

3.2	Fourth Amended and Restated Bylaws of SPY Inc., effective December 5, 2014	Incorporated by reference to Form 8-K filed on December 10, 2014.

3.3	Certificate of Ownership and Merger dated February 6, 2012	Incorporated by reference to Form 8-K filed on February 10, 2012.

4.1	Form of Common Stock Certificate	Incorporated by reference to Form S-1 (File No. 333-119024) declared effective on December 13, 2004.

10.1(a)+	2014 Stock Incentive Plan (as amended and restated on April 22, 2014)	Incorporated by reference to the definitive proxy statement on Schedule 14A filed April 30, 2014.

10.2(a)	Loan and Security Agreement dated February 26, 2007 by and between Spy Optic Inc. (fka Orange 21 North America Inc.) and BFI Business Finance	Incorporated by reference to Form 8-K filed March 2, 2007.

10.2(b)	General Continuing Guaranty dated February 26, 2007 by and between SPY Inc. (fka Orange 21 Inc.) and BFI Business Finance	Incorporated by reference to Form 8-K filed March 2, 2007.

10.2(c)	First Modification to Loan and Security Agreement dated December 7, 2007 by and between Spy Optic Inc. (fka Orange 21 North America Inc.) and BFI Business Finance	Incorporated by reference to Form 8-K filed December 12, 2007.

10.2(d)	Second Modification to Loan and Security Agreement dated February 12, 2008 by and between Spy Optic Inc. (fka Orange 21 North America Inc.) and BFI Business Finance	Incorporated by reference to Form 10-K filed April 8, 2008.

10.2(e)	Sixth Modification to Loan and Security Agreement dated December 19, 2011 by and between Spy Optic Inc. (fka Orange 21 North America Inc.) and BFI Business Finance	Incorporated by reference to Form 8-K filed on December 23, 2011.

10.2(f)	Ninth Modification to Loan and Security Agreement dated January 29, 2014 by and between Spy Optic, Inc. and BFI Business Finance	Incorporated by reference to Form 8-K filed on February 20, 2014.

10.2(g)	Tenth Modification to Loan and Security Agreement dated June 6, 2014 by and between Spy Optic, Inc. and BFI Business Finance	Incorporated by reference to Form 8-K filed on June 9, 2014.

10.2(h)	Eleventh Modification to Loan and Security Agreement dated September 10, 2014 by and between Spy Optic, Inc. and BFI Business Finance	Incorporated by reference to Form 8-K filed on September, 2014.

10.2(i)	Twelfth Modification to Loan and Security Agreement dated February 19, 2015 by and between Spy Optic, Inc. and BFI Business Finance	Incorporated by reference to Form 8-K filed on February 24, 2015.

10.4(a)	Promissory Note issued on March 23, 2010 by Spy Optic Inc. (fka Orange 21 North America Inc.) to Costa Brava Partnership III, L.P.	Incorporated by reference to Form 10-K filed March 26, 2010.

10.4(b)	Promissory Note issued on October 5, 2010 by Spy Optic Inc. (fka Orange 21 North America Inc.) to Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed October 7, 2010.

10.4(c)	Promissory Note issued on November 1, 2010 by Spy Optic Inc. (fka Orange 21 North America Inc.) to Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed November 2, 2010.

10.4(d)	Promissory Note issued on December 20, 2010 by Spy Optic Inc. (fka Orange 21 North America Inc.) to Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed December 23, 2010.

10.4(e)	Amended and Restated $7.0 Million Promissory Note issued on December 19, 2011 by Spy Optic Inc. (fka Orange 21 North America Inc.) in favor of Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on December 23, 2011.

10.4(f)	Amended and Restated $6.0 Million Promissory Note issued on December 19, 2011 by Spy Optic Inc. (fka Orange 21 North America Inc.) in favor of Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on December 23, 2011.

10.4(g)	Second Amended and Restated $7.0 Million Promissory Note dated June 28, 2012 between Spy Optic Inc. (fka Orange 21 North America Inc.) in favor of Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on July 2, 2012.

10.4(h)	Second Amendment to Amended and Restated $7.0 Million Promissory Note dated August 2, 2012 between Spy Optic Inc. (fka Orange 21 North America Inc.) in favor of Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on August 8, 2012.

10.4(i)	Third Amended and Restated $10.0 Million Promissory Note dated August 2, 2012 between Spy Optic Inc. (fka Orange 21 North America Inc.) in favor of Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on August 8, 2012.

10.4(j)	First Amendment to Second Amended and Restated $7.0 million Promissory Note between Spy Optic Inc. (fka Orange 21 North America Inc.) in favor of Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on September 12, 2012.

10.4(k)	First Amendment to Third Amended and Restated $10.0 million Promissory Note between Spy Optic Inc. (fka Orange 21 North America Inc.) in favor of Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on September 12, 2012.

10.4(l)	Registration Rights Agreement between Spy Inc. in favor of Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on September 12, 2012.

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
Incorporated by reference to Form 8-K filed on December 24, 2012.

10.4(o)	Third Amended and Restated $7.0 million Promissory Note dated May 8, 2013 between Spy Optic Inc. (fka Orange 21 North America Inc.) in favor of Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on May 10, 2013.

10.4(p)	Fourth Amended and Restated $9.0 million Promissory Note dated May 8, 2013 between Spy Optic Inc. (fka Orange 21 North America Inc.) in favor of Costa Brava Partnership III, L.P.	Incorporated by reference to Form 8-K filed on May 10, 2013.

10.7(a)+	SPY Inc. (fka Orange 21 Inc.) Change in Control Severance Plan (effective December 8, 2010)	Incorporated by reference to Form 8-K filed on December 13, 2010.

10.7(b)+	Amended and Restated Change in Control Severance Agreement dated October 31, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Michael Marckx	Incorporated by reference to Form 8-K filed on November 2, 2011.

10.9(a)	Convertible Promissory Note Purchase Agreement among SPY Inc. (fka Orange 21 Inc.), Spy Optic Inc. (fka Orange 21 North America Inc.) and Harlingwood (Alpha), LLC	Incorporated by reference to Form 8-K filed on September 12, 2012.

10.9(b)	Promissory Note issued by Spy Optic Inc. (fka Orange 21 North America Inc.) to Harlingwood (Alpha), LLC on September 6, 2012	Incorporated by reference to Form 8-K filed on September 12, 2012.

10.9(c)	Registration Rights Agreement between SPY Inc. (fka Orange 21 Inc.) and Harlingwood (Alpha), LLC dated September 6, 2012	Incorporated by reference to Form 8-K filed on September 12, 2012.

10.9(d)	Convertible Note Purchase Agreement Among SPY Inc. (fka Orange 21 Inc.), Spy Optic Inc. (fka Orange 21 North America Inc.) and Harlingwood (Alpha), LLC on December 18, 2012	Incorporated by reference to Form 8-K filed on December 24, 2012.

10.9(e)	Promissory Note issued by Spy Optic Inc. (fka Orange 21 North America Inc.) to Harlingwood (Alpha), LLC on December 18, 2012	Incorporated by reference to Form 8-K filed on December 24, 2012.

10.9(f)	Registration Rights Agreement between SPY Inc. (fka Orange 21 Inc.) and Harlingwood (Alpha), LLC dated December 18, 2012	Incorporated by reference to Form 8-K filed on December 24, 2012.

10.9(g)	Amendment to Promissory Note and Promissory Note No. 2 dated May 8, 2013 by Spy Optic Inc. to Harlingwood (Alpha), LLC	Incorporated by reference to Form 8-K filed on May 10, 2013.

10.11(a)+	Amendment No. 1 to Amended and Restated Executive Employment Agreement dated December 15, 2011 by and between SPY Inc. (fka Orange 21 Inc.) and Michael Marckx	Incorporated by reference to Form 8-K filed on December 21, 2011.

10.11(b)+	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated October 16, 2012 by and between SPY Inc. (fka Orange 21 Inc.) and Michael Marckx	Incorporated by reference to Form 8-K filed on October 22, 2012.

10.11(c)+	Amendment No. 1 to Amended and Restated Change in Control Agreement dated October 16, 2012 by and between SPY Inc. (fka Orange 21 Inc.) and Michael Marckx	Incorporated by reference to Form 8-K filed on October 22, 2012.

10.13(a)+	Executive Employment Agreement dated July 26, 2013 by and between SPY Inc. and James McGinty	Incorporated by reference to Form 8-K filed on August 7, 2013.

10.13(b)+	Change in Control Severance Agreement dated July 26, 2013 by and between SPY Inc. and James McGinty	Incorporated by reference to Form 8-K filed on August 7, 2013.

14.1	Code of Ethics for Senior Officers	Incorporated by reference to Form 10-K filed March 31, 2005.

14.2	Code of Business Conduct	Incorporated by reference to Form 10-K filed March 31, 2005.

21.1	List of Subsidiaries	Filed herewith.

23.1	Consent of Mayer Hoffman McCann P.C., independent registered certified public accountants	Filed herewith.

24.1	Power of Attorney	Included on the signature page.

31.1	Section 302 Certification of the Principal Executive Officer	Filed herewith.

31.2	Section 302 Certification of the Principal Financial Officer	Filed herewith.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	Filed herewith.

101.INS	XBRL Instance Document	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.

+	Management contract or compensatory plan or arrangement.
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

SPY Inc.

Date: March 5, 2015	By:	/s/ James McGinty
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

Name	Title	Date

/s/ Michael Marckx Michael Marckx	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2015

/s/ James McGinty James McGinty	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2015

/s/ Seth W. Hamot Seth W. Hamot	Chairman of the Board of Directors	March 5, 2015

/s/ Gregory R. Andrews Gregory R. Andrews	Director	March 5, 2015

/s/ J. David Chute J. David Chute	Director	March 5, 2015

/s/ Fir Geenen Fir Geenen	Director	March 5, 2015

/s/ David Mitchell David Mitchell	Director	March 5, 2015

/s/ John Pound John Pound	Director	March 5, 2015

/s/ Stephen Roseman Stephen Roseman	Director	March 5, 2015

/s/ David Rane David Rane	Director	March 5, 2015