Form 10-Q
period 2015-06-30
Spy Inc.
filed 2015-08-11
CIK 932372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 7, 2015, there were 13,439,939 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

ITEM 1.  Financial Statements

SPY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands, except number of shares and per share amounts)

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets
Cash	$420	$351
Accounts receivable, net	5,353	7,171
Inventories, net	7,950	7,697
Prepaid expenses and other current assets	977	796
Total current assets	14,700	16,015
Property and equipment, net	676	509
Intangible assets, net of accumulated amortization of $826 and $818 at June 30, 2015 and December 31, 2014, respectively	28	37
Other assets	10	44
Total assets	$15,414	$16,605
Liabilities and Stockholders’ Deficit
Current liabilities
Lines of credit	$5,850	$6,775
Current portion of capital leases	25	73
Current portion of notes payable	28	16
Accounts payable	1,131	1,216
Accrued expenses and other liabilities	4,524	3,910
Total current liabilities	11,558	11,990
Capital leases, less current portion	—	22
Notes payable, less current portion	58	—
Notes payable to stockholders	21,539	21,568
Total liabilities	33,155	33,580
Commitments and Contingencies
Stockholders’ deficit
Preferred stock: par value $0.0001; 5,000,000 authorized; none issued	—	—
Common stock: par value $0.0001; 100,000,000 shares authorized; 13,431,044 and 13,392,293 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1	1
Additional paid-in capital	46,244	46,043
Accumulated other comprehensive income	409	450
Accumulated deficit	(64,395)	(63,469)
Total stockholders’ deficit	(17,741)	(16,975)
Total liabilities and stockholders’ deficit	$15,414	$16,605

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net sales	$8,122	$8,183	$17,252	$17,376
Cost of sales	4,102	3,641	8,226	8,053
Gross profit	4,020	4,542	9,026	9,323
Operating expenses:
Sales and marketing	2,670	2,726	5,830	5,646
General and administrative	1,115	1,387	2,477	2,871
Shipping and warehousing	115	132	243	272
Research and development	162	196	325	349
Total operating expenses	4,062	4,441	8,875	9,138
Income (loss) from operations	(42)	101	151	185
Other income (expense):
Interest expense	(491)	(751)	(979)	(1,509)
Foreign currency transaction gain (loss)	14	69	(99)	2
Other income (expense)	3	(161)	3	(159)
Total other expense	(474)	(843)	(1,075)	(1,666)
Loss before provision for income taxes	(516)	(742)	(924)	(1,481)
Income tax expense	—	—	2	3
Net loss	$(516)	$(742)	$(926)	$(1,484)

Net loss per share of Common Stock — basic and diluted	$(0.04)	$(0.06)	$(0.07)	$(0.11)

Shares used in computing basic and diluted net loss per share	13,431	13,358	13,420	13,292
Other comprehensive income (loss)
Foreign currency translation adjustment	$(111)	$(93)	$467	$(187)
Unrealized gain (loss) on foreign currency exposure of net investment in foreign operations	117	88	(508)	180
Total other comprehensive income (loss)	6	(5)	(41)	(7)
Comprehensive loss	$(510)	$(747)	$(967)	$(1,491)

The accompanying notes are an integral part of these consolidated financial statements.

SPY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)

	Six Months Ended June 30,
	2015	2014
	(Unaudited)
Operating Activities
Net loss	$(926)	$(1,484)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	168	137
Share-based compensation	172	294
Non-cash board of directors fees	30	44
Provision for doubtful accounts	(34)	27
Gain on disposal of property or equipment	(51)	(3)
Foreign currency transaction gain	(42)	(5)
Loss on extinguishment of debt	—	155
Amortization of debt discount and premium	(29)	27
Change in operating assets and liabilities:
Accounts receivable, net	1,853	1,200
Inventories, net	(254)	(685)
Prepaid expenses and other current assets	(181)	(224)
Other assets	35	3
Accounts payable	(85)	2,164
Accrued expenses and other liabilities	614	(202)
Income taxes receivable	—	3

Net cash provided by operating activities	1,270	1,451
Investing Activities
Purchases of property and equipment	(234)	(85)
Proceeds from sale of property and equipment	—	16

Net cash used in investing activities	(234)	(69)
Financing Activities
Line of credit, net	(925)	(1,321)
Principal payments on secured notes payable	(23)	(8)
Principal payments on capital leases	(19)	(40)
Proceeds from exercise of stock options	—	109

Net cash used in financing activities	(967)	(1,260)
Net increase in cash	69	122
Cash at beginning of period	351	686

Cash at end of period	$420	$808

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,001	$1,403
Income taxes	$2	$3
Summary of non-cash financing and investing activities:
Accrued board of directors fees paid in fully vested non-restricted stock awards	$30	$44

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

Capital Resources

 During the six months ended June 30, 2015, the Company had positive cash flow from operations principally due to timing of working capital purchases and higher collections on accounts receivable. Although the Company had income from operations during the six months ended June 30, 2015 and 2014, the Company has a history of incurring significant negative cash flow from operations, net losses, and has significant working capital requirements. The Company anticipates that it will continue to have ongoing cash requirements to finance its seasonal and ongoing working capital needs and net losses.

In order to finance the Company's working capital requirements, the Company has relied and anticipates that it will continue to rely on SPY North America’s credit line with BFI Business Finance (“BFI”) (“BFI Line of Credit”) and its credit facilities with Costa Brava Partnership III, L.P. (“Costa Brava”).  In addition, SPY North America has relied on debt and equity financing from Harlingwood (Alpha), LLC (“Harlingwood”).  Costa Brava and Harlingwood are related parties.  The total outstanding indebtedness of the Company was $27.5 million and $28.5 million at June 30, 2015 and December 31, 2014 respectively.  (See Note 7 “Short-Term Debt ”, Note 8 “Long-Term Debt”, and Note 11 “Related Party Transactions”).

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

      The Company does not anticipate that it can generate sufficient cash from operations to repay the amounts due under the BFI Line of Credit, which is scheduled to renew in February 2016, and the borrowings from Costa Brava and Harlingwood due, as amended, on December 31, 2016, consisting of $19.8 million in borrowings from Costa Brava and $1.7 million in borrowings from Harlingwood as of June 30, 2015.  The Company will therefore need to renew the BFI Line of Credit at its annual renewal in February 2016 and continue to extend the future maturity dates of the Costa Brava and Harlingwood indebtedness. If the Company is unable to renew the BFI Line of Credit and extend future maturity dates of the Costa Brava and Harlingwood indebtedness, it will need to raise substantial additional capital through debt or equity financing to continue its operations. No assurances can be given that any such financing will be available to the Company on favorable terms, if at all. The inability to obtain debt or equity financing in a timely manner and in amounts sufficient to fund the Company’s operations, or the inability to renew the BFI Line of Credit or to extend future maturity dates of the Costa Brava and Harlingwood indebtedness, if necessary, would have an immediate and substantial adverse impact on the Company’s business, financial condition and results of operations.

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

 Recently Issued Accounting Principles

 In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. In 2015, FASB deferred ASU No. 2014-09 for one year, and with that deferral, ASU No. 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for us will be our 2018 first quarter. The Company is permitted to use either the retrospective or the modified retrospective method when adopting ASU No. 2014-09. The Company is still assessing the potential impact that ASU No. 2014-09 will have on our financial statements and method of adoption.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Thousands)		(Thousands)
Weighted average common shares outstanding – basic	13,431	13,358	13,420	13,292
Assumed conversion of dilutive stock options, warrants and convertible debt	—	—	—	—
Weighted average common shares outstanding – dilutive	13,431	13,358	13,420	13,292

      The following potentially dilutive instruments were not included in the diluted per share calculation for periods presented as their inclusion would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
Shares Issuable through Exercise or Conversion of:	2015	2014	2015	2014
	(Thousands)		(Thousands)
Stock options	3,248	3,062	3,248	3,062
Warrants	244	244	244	244
Convertible debt	4,239	4,240	4,239	4,240

Total	7,731	7,546	7,731	7,546

4.  Accumulated Other Comprehensive Income

 Accumulated other comprehensive income represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive income.

  The components of accumulated other comprehensive income, net of tax, are as follows:

	June 30, 2015	December 31, 2014
	(Thousands)
Equity adjustment from foreign currency translation	$1,445	$977
Unrealized loss on foreign currency exposure of net investment in foreign operations	(1,036)	(527)

Accumulated other comprehensive income	$409	$450

5.  Accounts Receivable

 Accounts receivable consisted of the following:
	June 30, 2015	December 31, 2014
	(Thousands)
Trade receivables	$7,624	$9,477
Less allowance for doubtful accounts	(268)	(290)
Less allowance for returns	(2,003)	(2,016)

Accounts receivable, net	$5,353	$7,171

6.  Inventories

 Inventories consisted of the following:
	June 30, 2015	December 31, 2014
	(Thousands)
Raw materials	$61	$114
Finished goods	8,032	7,796
Less allowance for excess and obsolete inventory	(143)	(213)

Inventories, net	$7,950	$7,697

7.  Short-Term Debt

 SPY North America has a Loan and Security Agreement with BFI, originally dated February 26, 2007 and most recently modified on February 19, 2015 (the “BFI Line of Credit”). The BFI Line of Credit has a maximum borrowing limit of $9.0 million, based on eligible accounts receivable and inventory. As of June 30, 2015 and December 31, 2014, SPY North America had a maximum borrowing limit of $7.6 million and $8.0 million, respectively, of which $5.9 million and $6.8 million was borrowed, respectively, as of those dates. The BFI Line of Credit renews annually in February for one additional year unless otherwise terminated by either SPY North America or BFI. The Company had $1.7 million and $1.2 million in unused availability as of June 30, 2015 and December 31, 2014, respectively.

Actual borrowing availability under the BFI Line of Credit is based on eligible trade receivable and inventory levels of SPY North America. Actual borrowings are subject to the following limitations at June 30, 2015: (i) up to 100% of United States and Canadian eligible accounts receivable or 65% of eligible United States inventory, provided, however, such amount does not exceed the maximum inventory borrowing amount of $3.5 million, (ii) advances against eligible foreign accounts receivable (excluding Canadian accounts receivable) up to $0.4 million, and (iii) up to 80% of eligible dating programs.

Borrowings under the BFI Line of Credit accrue interest at a rate per annum equal to the prime rate, as reported in the Western Edition of The Wall Street Journal, plus 1.75%, with a minimum monthly interest charge of $2,000. The interest rate was 5.0% per annum at June 30, 2015. The Company and SPY North America granted BFI a security interest in substantially all of SPY North America’s assets, and substantially all of the Company’s accounts receivable and inventories to secure BFI’s position under the BFI Line of Credit.  Additionally, the obligations under the BFI Line of Credit are guaranteed by SPY Inc.

 The BFI Line of Credit imposes certain covenants on SPY North America, including, but not limited to, covenants requiring SPY North America to provide certain periodic reports to BFI, to inform BFI of certain changes in the business, to refrain from incurring additional debt in excess of $100,000 and to refrain from paying dividends.  The BFI Line of Credit also contains cross default provisions. BFI may declare SPY North America in default if SPY North America experiences a material adverse change in its business, financial condition, or in its ability to perform the obligations owed under the BFI Line of Credit.  BFI’s prior consent, which BFI will not unreasonably withhold, is required in the event that SPY North America seeks additional debt financing, including debt financing subordinate to BFI.  SPY North America has also established bank accounts in BFI’s name in the United States and Canada into which collections on accounts receivable and other collateral are deposited (the “Collateral Accounts”).  Pursuant to the deposit control account agreements between BFI and SPY North America, BFI is entitled to sweep all amounts deposited into the Collateral Accounts and apply the funds to outstanding obligations under the BFI Line of Credit; provided that BFI is required to distribute to SPY North America any amounts remaining after payment of all amounts due under the BFI Line of Credit.  SPY North America was in compliance with all covenants under the BFI Line of Credit at June 30, 2015.

8.  Long-Term Debt

Costa Brava Term Note

SPY North America issued a promissory note to Costa Brava in the principal amount of $7.0 million (“Costa Brava Term Note”), which amount was outstanding at each of June 30, 2015 and December 31, 2014 (excluding unpaid interest related to Costa Brava Term Note during the respective periods, which was added to the principal balance rather than paid in cash (“Accrued PIK Interest”) of $2.1 million and unamortized debt premium of $0.1 million). During the six months ended June 30, 2015, approximately $0.3 million of accrued interest was paid in cash.  In April 2014, the Costa Brava Term Note was amended to: (i) extend the maturity date from April 1, 2015 to December 31, 2016, (ii) increase the amount Costa Brava may convert from $2,250,000 to $6,000,000 and reduce the conversion price from $2.25 to $2.00, (iii) reduce the interest rate from 12% to 7%, and (iv) eliminate the facility fee, effective July 1, 2014. Effective with this amendment, the Company no longer adds Accrued PIK Interest to the outstanding principal balance, and is now required to make quarterly cash interest payments (See Note 11 “Related Party Transactions”). The Company paid a final facility fee of approximately $35,000, in June 2014, which was a pro-rata portion of the annual facility fee. This amendment was accounted for as an extinguishment of debt, in accordance with authoritative guidance. In accordance with the accounting treatment of extinguishment of debt, the Company recorded expense of approximately $155,000, which represents an increase in the fair value of the Costa Brava Term Note compared to the carrying value of the Costa Brava Term Note prior to the modification. The expense associated with the modification is reported in other income and expense and the debt premium will be amortized to interest expense over the revised term of the Costa Brava Term Note. The Company also expensed approximately $16,000 in capitalized debt fees related to the previous debt agreement during 2014. The Costa Brava Term Note is subordinate to the BFI Line of Credit, pursuant to the terms of a debt subordination agreement between Costa Brava and BFI.

Costa Brava Line of Credit

 SPY North America has an additional $9.0 million line of credit from Costa Brava (“Costa Brava Line of Credit”) of which $8.5 million was outstanding at June 30, 2015 and December 31, 2014 (excluding Accrued PIK Interest of $2.1 million). During the six months ended June 30, 2015, approximately $0.4 million of accrued interest was paid in cash.  In April 2014, the Costa Brava Line of Credit was amended in to: (i) extend the maturity date from April 1, 2015 to December 31, 2016, (ii) reduce the interest rate from 12% to 7%, and (iii) eliminate the facility fee, effective July 1, 2014. Effective with this amendment, the Company no longer adds Accrued PIK Interest to the outstanding principal, and is now required to make quarterly cash interest payments.  This amendment was accounted for as a modification of debt in accordance with authoritative guidance. The Costa Brava Line of Credit is subordinate to BFI Line of Credit, pursuant to the terms of a debt subordination agreement between Costa Brava and BFI.

      In addition, the Costa Brava Line of Credit, as amended, required SPY North America to pay a final facility fee in June, 2014 calculated as the lesser of: (i) 1% of the average daily outstanding principal amount owed under the note (excluding Accrued PIK Interest) for the 365 day period ending on such payment date or (ii) $90,000. The Company has no accrued expenses and other liabilities related to facility fee as of June 30, 2015 and paid $85,000 for the required facility fee in June 2014.

Costa Brava Loans

      As of June 30, 2015 and December 31, 2014, the Company had outstanding borrowings of $19.8 million (including $4.2 million Accrued PIK Interest and $0.1 million unamortized debt premium) with Costa Brava.  The Costa Brava Term Note and Costa Brava Line of Credit are pari passu with respect to the rights and preferences of the Harlingwood Notes (defined below).

Harlingwood Convertible Debt

      In 2012, SPY North America entered into convertible note purchase agreements with Harlingwood under which SPY North America issued two promissory notes to Harlingwood in the principal amounts of $1.0 million and $0.5 million (“Harlingwood Notes”).  Total outstanding borrowings under the Harlingwood Notes at June 30, 2015 and December 31, 2014 were $1.5 million (excluding Accrued PIK Interest of $0.2 million during the respective periods). During the six months ended June 30, 2015, approximately $0.1 million of accrued interest was paid in cash. The Harlingwood Notes were amended in April 2014 to extend the maturity date from April 1, 2015 to December 31, 2016.  This amendment was accounted for as a modification of debt in accordance with authoritative guidance.  The Harlingwood Notes are subordinate to the amounts owed by SPY North America under the BFI Line of Credit, pursuant to the terms of a debt subordination agreement between Harlingwood and BFI. The Harlingwood Notes accrue interest at the rate of 12% per annum.

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

 The principal amount due under the Harlingwood Notes (including Accrued PIK Interest) is convertible into shares of the Company’s common stock at $1.40 per share, subject to adjustment for stock splits or stock dividends.  The Harlingwood Notes contain standard representations, warranties and reporting requirements that are customary for financings of this type, and cross default provisions with respect to the Costa Brava indebtedness.  SPY North America was in compliance with all covenants under the Harlingwood Notes at June 30, 2015. The Harlingwood Notes are pari passu with the respect to the rights and preferences of the Costa Brava Term Note and Costa Brava Line of Credit.  (See Note 11 “Related Party Transactions”).

Long-Term Debt

 Notes payable at June 30, 2015 consist of the following:

(Thousands)
Costa Brava Term Loan (subordinated debt), 7% interest rate with mandatory quarterly interest payments.	$9,224
Costa Brava Line of Credit, as amended (subordinated debt, of which up to $6.0 million is convertible into shares of common stock at a conversion price of $2.00 per share and includes $87,053 in unamortized debt premium), 7% interest rate with mandatory quarterly interest payments.	10,579
Harlingwood Notes (subordinated convertible debt, all of which is convertible into shares of common stock at a conversion price of $1.40 per share) 12% interest rate with discretionary Accrued PIK Interest.	1,736
Secured note payable for vehicle purchases, 4.69% interest rate with monthly payments of $1,402 due through December 2015, secured by vehicles.	8
Secured note payable for a vehicle purchase, 11.33% interest rate with monthly payments of $1,769 due through March 2020, secured by vehicle.	78
Subtotal	21,625
Less current portion	(28)
Notes payable, less current portion	$21,597

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

The Company’s financial instruments include cash, accounts receivable and payable, short-term borrowings, accrued liabilities, other short-term liabilities, capital leases, notes payable, and related party notes payable.  The carrying amount of these instruments approximates fair value because of their short-term nature. The carrying value of the Company’s long term related party notes payable approximates fair value as of June 30, 2015.

10.  Share-Based Compensation
Stock Option Activity	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(Thousands)
Options outstanding at December 31, 2014	3,139,168	$1.56	7.13	$3
Granted	190,000	0.78
Exercised	—	—
Expired	(65,002)	2.56
Forfeited	(16,666)	0.87

Options outstanding at June 30, 2015	3,247,500	1.50	6.90	10

Options exercisable at June 30, 2015	2,345,845	1.66	6.18	2

 Intrinsic value is defined as the difference between the relevant current market value of the Company’s common stock and the grant price for options with exercise prices less than the market values on such dates.  During the three and six months ended June 30, 2015, there were no stock options exercised. During the three and six months ended June 30, 2014, there were 13,128 and 133,128 stock options exercised respectively, resulting in cash proceeds to the Company of $11,815 and $109,415 respectively.

 The weighted-average estimated fair value of employee stock options granted during the six months ended June 30, 2015 and 2014 was $0.49 and $0.74, respectively.

Restricted Stock Award Activity

 The Company periodically issues restricted stock awards to certain directors and key employees, subject to certain vesting requirements based on future service.  Fair value is calculated using the Black-Scholes option-pricing valuation model (single option approach).  There were no restricted stock awards issued during the six months ended June 30, 2015. However, the Company awarded 38,751 fully vested, non-restricted shares at a $0.77 weighted-average grant date fair value during the six months ended June 30, 2015.  These shares were issued to certain members of the Company’s board of directors in lieu of cash payment for quarterly board fees.  The expense related to these shares was $30,000 during the six months ended June 30, 2015, and was recorded in general and administrative expense.

 The Company recognized the following share-based compensation expense during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Thousands)		(Thousands)
Stock options
General and administrative expense	$57	$118	$117	$217
Cost of sales	1	3	1	8
Selling and marketing	24	29	51	62
Shipping and warehouse	—	—	—	1
Research and development	2	3	3	6
Total share-based compensation for stock options	84	153	172	294

Restricted stock
General and administrative expense (Board of Directors fees in lieu of cash payments)	15	18	30	44
Total share-based compensation for restricted stock	15	18	30	44

Total Share-based compensation expense	$99	$171	$202	$338

 Total unrecognized share-based compensation expense for outstanding stock option awards at June 30, 2015 is approximately $0.4 million, which will be recognized over a weighted average remaining life of 1.51 years.

11.  Related Party Transactions

Promissory Notes with Shareholder, Costa Brava

 See Note 8 “Long-Term Debt” to the Consolidated Financial Statements regarding promissory notes held by Costa Brava, an entity that owned, at June 30, 2015, approximately 47.2%, or 56.9% on an as converted basis, of the Company’s common stock.  The Chairman of the Company’s Board of Directors, Mr. Seth Hamot, is the President and sole member of Roark, Rearden & Hamot, LLC, which is the sole general partner of Costa Brava. As of June 30, 2015, Mr. Hamot owns approximately 49.2% or 58.4% on a converted basis, of the Company’s common stock.

 As of June 30, 2015 and December 31, 2014, the Company has outstanding borrowings of $19.8 million (including $4.2 million Accrued PIK Interest and $0.1 unamortized debt premium), with Costa Brava.

Convertible Notes with Shareholder, Harlingwood

 See Note 8, “Long-Term Debt” to the Consolidated Financial Statements regarding $1.5 million in total promissory notes held by Harlingwood, an entity that owned, at June 30, 2015, approximately 5.3%, or 13.3% on an as converted basis, of the Company’s common stock.  Mr. Fir Geenen, a member of the Company’s Board of Directors, manages Harlingwood.

 The total outstanding borrowings under all promissory notes issued by the Company to Harlingwood at June 30, 2015 and December 31, 2014 was $1.7 million (including $0.2 million Accrued PIK Interest), respectively.

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

 In April 2015, the Company delivered notice of its intent to terminate the lease of its current corporate headquarters, and in May 2015, the Company entered into a five-year lease agreement for its new corporate headquarters, which will occupy 47,056 square feet in Carlsbad, California. Monthly base rent for the Company’s new corporate headquarter will be $48,334, which amount is subject to annual increases based on the Company’s annual operating expenses. The Company anticipates taking occupancy of its new corporate headquarters in December 2015.

 Effective August 2014, the Company entered into a five-year lease agreement to rent approximately 1,200 square feet of office and retail space in Encinitas, California. Monthly base rent is $5,700, subject to annual 3% increases.

 The Company also leases an office space totaling approximately 400 square feet in Vancouver, Canada at a monthly rate of CAD $1,230 (approximately $995 at June 30, 2015).  The Company also leases certain computer equipment and vehicles.

 Total rent expense was approximately $233,000 and $200,000 for the six months ended June 30, 2015 and 2014, respectively.

 Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:
(Thousands)
Year Ending December 31,
2015	$257
2016	705
2017	703
2018	703
2019	674
Thereafter	588
Total	$3,630

Capital Leases

  Future minimum lease payments under capital leases at June 30, 2015 are as follows:
(Thousands)
Year Ending December 31,
2015	$19
2016	7
Total minimum lease payments	26
Amount representing interest	(1)
Present value of minimum lease payments	25
Less current portion	(25)

Long-term portion	$—

Athlete Contracts

      At June 30, 2015, the Company has entered into endorsement contracts with athletes to actively wear and endorse the Company’s products.  These contracts are based on minimum annual payments totaling approximately $322,000, $374,000 and $19,000 in 2015, 2016, and 2017 respectively, and may include additional performance-based incentives and/or product-specific sales incentives.  At June 30, 2015, the Company also had in process endorsement contracts with athletes to actively wear and endorse the Company’s products, with minimum annual payments totaling approximately $14,000.

Litigation

 From time to time the Company may be party to lawsuits in the ordinary course of business.  The Company is not currently a party to any material legal proceedings that could have a material adverse impact on its financial position.

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

 The Company markets its products in North America and internationally.  Revenue is attributed to the location to which the product is shipped. Identifiable assets are based on location of domicile:

	U.S. and Canada	Europe, Asia Pacific and Latin America	Consolidated
	(Thousands)	(Thousands)	(Thousands)

Three Months Ended June 30, 2015 — Net sales	$6,912	$1,210	$8,122
Three Months Ended June 30, 2014 — Net sales	$7,027	$1,156	$8,183

	U.S. and Canada	Europe, Asia Pacific and Latin America	Consolidated
	(Thousands)	(Thousands)	(Thousands)

Six Months Ended June 30, 2015 — Net sales	$14,814	$2,438	$17,252
Six Months Ended June 30, 2014 — Net sales	$15,010	$2,366	$17,376

	June 30, 2015	December 31, 2014
	(Thousands)
Tangible long-lived assets:
U.S. and Canada	$676	$509
Europe and Asia Pacific	—	—
Total	$676	$509

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

      One of our most important product innovations is the Happy Lens™, which is a patent-pending proprietary technology that was developed over the course of several years and released in February of 2013. The Happy Lens™ enjoyed a successful initial pre-launch marketing and promotion campaign during the fall of 2012, which was followed by strong sales of the collection during 2013, 2014, and into 2015. We believe Happy Lens™ is a natural product extension of the happy and irreverent SPY® brand positioning and it is an integral part of the current and future SPY® collections. Another one of our product innovations is the Lock Steady™ lens changing system, which we launched in 2014, as well as the Quick Draw™ lens changing system for goggles that will be featured in both snow and moto products in 2015.

Results of Operations

Comparison of Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014

 Net Sales

 Consolidated net sales decreased by $0.1 million or 0.8% to $8.1 million for the three months ended June 30, 2015 from $8.2 million for the three months ended June 30, 2014. The period over period decrease in sales is principally attributable to lower sales of our prescription frames and goggle product lines which each decreased by $0.2 million, or 21.5% and 37.4% respectively, during the three months ended June 30, 2015 compared to the same period in 2014. The decrease was partially offset by an increase in sales of our sunglasses, which increased by $0.2 million or 2.5%. Sales also included approximately $1.2 million and $0.3 million of sales during the three months ended June 30, 2015 and June 30, 2014, respectively, which were considered to be closeouts, defined as (i) older styles not in the current product offering or (ii) the sales of certain excess inventory of current products sold at reduced pricing levels.

	Three Months Ended June 30,
	2015	2014
Percentage of Net Sales by Product Line
Sunglasses	84.4%	80.7%
Prescription Frames	10.6%	13.5%
Goggles	3.7%	5.8%
Apparel and Accessories	1.3%	—
	100.0%	100.0%

Percentage of Net Sales by Geographic Region
North America	85.1%	86.0%
International (Excluding Canada)	14.9%	14.0%
	100.0%	100.0%

 Gross Profit

 Our consolidated gross profit decreased by $0.5 million or 11.5% to $4.0 million for the three months ended June 30, 2015, as compared to $4.5 million for the three months ended June 30, 2014, primarily attributable to a decrease in our overall gross margin rate as discussed below.

 Gross profit as a percentage of net sales was 49.5% for the three months ended June 30, 2015, compared to 55.5% for the three months ended June 30, 2014.  The decrease in our gross profit as a percent of net sales during the three months ended June 30, 2015 compared to the same period in 2014 was primarily due to: (i) higher sales of closeout products at reduced price levels and (ii) lower sales of higher margin prescription frames.

 Sales and Marketing Expense

Sales and marketing expense was essentially unchanged at $2.7 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

 General and Administrative Expense

 General and administrative expense decreased by $0.3 million or 19.6% to $1.1 million for the three months ended June 30, 2015 from $1.4 million for the three months ended June 30, 2014.  The decrease is primarily due to lower salary related expenses of $0.2 million and lower stock compensation of $0.1 million as a result of stock modifications in 2014.

 Shipping and Warehousing Expense

 Shipping and warehousing expense was essentially unchanged at $0.1 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

 Research and Development Expense

 Research and development expense was essentially unchanged at $0.2 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

 Income Tax Provision

 Income tax expense was $0 for the three months ended June 30, 2015 and 2014, respectively.  We have recorded a full valuation allowance for deferred tax assets at June 30, 2015 and 2014.  The effective tax rate for the three months ended June 30, 2015 and 2014 was less than 1% for both periods.

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

Comparison of Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014

 Net Sales

Consolidated net sales decreased by $0.1 million or 0.7% to $17.3 million for the six months ended June 30, 2015 from $17.4 million for the six months ended June 30, 2014. The period over period decrease in sales is principally attributable to lower sales of our sunglasses and prescription frames which decreased by 2.5% and 6.0%, respectively or $0.4 million and $0.1 million, respectively during the six months ended June 30, 2015 compared to the same period in 2015. The decrease was partially offset by an increase in sales of our goggles, which increased by 17.8% or $0.2 million, during the six months ended June 30, 2015 compared to the same period in 2014. Sales also included approximately $1.8 million and $0.8 million of sales during the six months ended June 30, 2015 and June 30, 2014, respectively, which were considered to be closeouts, defined as (i) older styles not in the current product offering or (ii) the sales of certain excess inventory of current products sold at reduced pricing levels.

	Six Months Ended June 30,
	2015	2014
Percentage of Net Sales by Product Line
Sunglasses	79.4	80.9
Prescription Frames	11.1	11.7
Goggles	8.6	7.2
Apparel and Accessories	0.9	0.2
	100.0%	100.0%

Percentage of Net Sales by Geographic Region
North America	85.9	86.3
International (Excluding Canada)	14.1	13.7
	100.0%	100.0%

      Gross Profit

 Our consolidated gross profit decreased by $0.3 million or 3.2% to $9.0 million for the six months ended June 30, 2015 from $9.3 million for the six months ended June 30, 2014, primarily attributable to a decrease in our overall gross margin rate, as discussed below.

Gross profit as a percentage of net sales was 52.3% for the six months ended June 30, 2015, compared to 53.7% for the six months ended June 30, 2014.  The decrease in our gross profit as a percent of net sales during the six months ended June 30, 2015 compared to the same period in 2014 was primarily due to: (i) higher sales of closeout products at reduced price levels; (ii) lower sales of higher margin prescription frames.

 Sales and Marketing Expense

Sales and marketing expense increased by $0.2 million or 3.2% to $5.8 million for the six months ended June 30, 2015 from $5.6 million for the six months ended June 30, 2014.  The increase is primarily due to increases in marketing events, tradeshows, promotions, and salary related expenses.

General and Administrative Expense

 General and administrative expense decreased by $0.4 million or 13.7% to $2.5 million for the six months ended June 30, 2015 from $2.9 million for the six months ended June 30, 2014.  The decrease is primarily due to lower use of outside consultants of $0.2 million, lower salary related expense of $0.1 million, and lower stock compensation of $0.1 million as a result of stock modifications in 2014.

Shipping and Warehousing Expense

Shipping and warehousing expense decreased less than $0.1 million or 10.6% to $0.2 million for the six months ended June 30, 2015 from $0.3 million during the same period in 2014. The decrease is primarily due to lower salary related expenses.

Research and Development Expense

Research and development was essentially unchanged at $0.3 million for the six months ended June 30, 2015 and 2014.

Income Tax Provision

Income tax expense was approximately $1,600 for the six months ended June 30, 2015. During the six months ended June 30, 2014, income tax expense was approximately $3,200.  We have recorded a full valuation allowance for deferred tax assets both in the U.S. and in Italy at June 30, 2015 and 2014.  The effective tax rate for the six months ended June 30, 2015 and 2014 was less than 1% in both periods.

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

Cash on hand at June 30, 2015 was $0.4 million.  At June 30, 2015, we had a total of $27.5 million in debt under all lines of credit, capital leases and notes payable, of which $5.9 million was classified as current liabilities and $21.6 million was classified as long-term liabilities in the Company's Consolidated Balance Sheet.  Our primary debt arrangements as of June 30, 2015 are further described below in Short-Term and Long-Term Debt.

 Future Capital Requirements and Resources

 During the six months ended June 30, 2015, we had positive cash flow from operations largely due to lower inventory purchases due to the seasonal nature of our business and increase in collections on accounts receivable. During the year ended December 31, 2014, we had negative cash flow from operations of $2.8 million largely due to timing of seasonal inventory purchases, interest payments on related party debt, and lower collections on accounts receivable due to timing of December sales. Although we have positive cash flow from operations during the six months ended June 30, 2015, we have a history of incurring significant negative cash flow from operations, operating and net losses and significant working capital requirements. The Company anticipates that it will continue to have ongoing cash requirements to finance its seasonal and ongoing working capital requirements and net losses.

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

 Cash provided by operating activities for the six months ended June 30, 2015 was $1.3 million, which consisted of a net loss of $0.9 million, adjustments for aggregate non-cash items of $0.2 million and an aggregate $2.0 million provided by working capital.  Working capital changes include sources of cash of $2.5 million primarily from: (i) $1.9 from lower accounts receivable due to timing of collections, and (ii) $0.6 million from increase in timing of accrued expenses and other liabilities. The sources of cash from working capital were partially offset by uses of cash from working capital of $0.5 million primarily from: (i) $0.3 million increase in inventory due to lower sales and timing of purchases, and (ii) $0.2 million increase in prepaid expenses and other assets due to insurance refunds.

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

 Cash used in investing activities during the six months ended June 30, 2015 was $0.2 million, and was attributable to the purchase of property and equipment.

 Cash used in investing activities during the six months ended June 30, 2014 was less than $0.1 million, and was attributable to the purchase of property and equipment, which was slightly offset by a small gain on disposal of a vehicle.

 Cash used in financing activities for the six months ended June 30, 2015 was $1.0 million, and was attributable primarily to reduction in debt under our BFI Line of Credit primarily due to timing of working seasonal capital requirements.

Cash used in financing activities for the six months ended June 30, 2014 was $1.3 million, and was attributable primarily to a $1.3 million reduction in debt under our BFI Line of Credit due to our improved liquidity and timing of working capital requirements.

 Short-Term and Long-Term Debt

 Summary.  As of June 30, 2015, we had a total of $27.5 million in debt under all lines of credit, capital leases and notes payable.  A brief summary of our primary short-term and long-term debt facilities outstanding and available sources of liquidity from debt at June 30, 2015 is as follows:

●
BFI Line of Credit.  A short-term line of credit with BFI with a maximum borrowing limit of $9.0 million.  The maximum availability based on eligible accounts receivable and inventory as of June 30, 2015 was $7.6 million, of which $5.9 million was outstanding at that date;

●
Costa Brava Term Note.  A $7.0 million subordinated term loan with Costa Brava, of which $6.0 million is convertible into common stock at a conversion price of $2.00 per share; due December 31, 2016, as amended in April 2014.  $7.0 million outstanding as of June 30, 2015 (excluding Accrued PIK Interest of $2.1 million and unamortized debt premium of $0.1 million).  (“Costa Brava Term Note”);

●
Costa Brava Line of Credit.  A $9.0 million subordinated line of credit with Costa Brava, due December 31, 2016 as amended in April 2014. $8.5 million outstanding as of June 30, 2015 (excluding Accrued PIK Interest of $2.1 million).  ("Costa Brava Line of Credit");

●
Harlingwood Notes.  Two subordinated convertible term loans with Harlingwood aggregating $1.7 million which is convertible into common stock at a conversion price of $1.40 per share; due December 31, 2016.  $1.7 million outstanding as of June 30, 2015 (including Accrued PIK Interest of $0.2 million). The Company made discretionary interest payments of $0.1 million to Harlingwood for accrued interest during the six months ended June 30, 2015. ("Harlingwood Notes"); and

●
Interest attributable to the Costa Brava Term Note and Costa Brava Line of Credit after April 30, 2014 is required to be paid in quarterly cash payments. The Company paid $0.3 million and $0.4 million to Costa Brava for accrued interest on the Costa Brava Term Note and Costa Brava Line of Credit, respectively, during the six months ended June 30, 2015.

 Each of our primary debt facilities is more fully described in Note 7 “Short-Term Debt” and Note 8, “Long-Term Debt”, in the notes to our unaudited Consolidated Financial Statements.

      Off-Balance Sheet Arrangements

 We did not enter into any off-balance sheet arrangements during the three or six months ended June 30, 2015 and 2014, respectively, nor did we have any off-balance sheet arrangements outstanding at June 30, 2015 and December 31, 2014.

 Income Taxes

 In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on the level of historical operating results and the uncertainty of the economic conditions, we have recorded a full valuation allowance for SPY North America and SPY Europe at June 30, 2015 and December 31, 2014.

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

 Generally, we extend credit to our customers after performing credit evaluations and do not require collateral. Our payment terms generally range from net-30 to net-90, depending on the country or whether we sell directly to retailers or to a distributor.  Our distributors are typically set up as prepay accounts; however, credit may be extended to certain distributors, sometimes upon receipt of a letter of credit.  Generally, our sales agreements with our customers, including distributors, do not provide for any rights of return or price protection.  However, we do approve returns on a case-by-case basis, at our sole discretion.  We record an allowance for estimated returns when revenue is recorded based on historical data and make adjustments when we consider it necessary.  The allowance for returns is calculated using a three step process that includes: (i) calculating an average of actual returns as a percentage of sales over a rolling twelve month period; (ii) estimating the average time period between a sale and the return of the product (13 months at June 30, 2015) and (iii) estimating the value of the product returned.  The reserve is calculated as the average return percentage times gross sales for the average return period less the estimated value of the product returned and adjustments are made as we consider necessary.  The average return percentages at June 30, 2015, the range of the weighted average cumulative return percentages over the past two years and the effect on the liability and net sales if maximum or minimum average return rate over the past two years had been used at June 30, 2015 are shown below in our sensitivity analysis.  Historically, actual returns have been within our expectations.  If future returns are higher than our estimates, our earnings would be adversely affected.

Sales Return Reserve Sensitivity Analysis
	(A)	(B)	(C)	(D)
	Average Returns % at June 30, 2015	Average Returns % Range during past two years	Decrease to Net Sales if maximum average return rate in (B) was used at June 30, 2015	Increase to Net Sales if minimum average return rate in (B) was used at June 30, 2015
			(Thousands)	(Thousands)
SPY	7.3%	5.4% — 8.7%	$(225)	$599

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

Recently Issued Accounting Principles

 In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. In 2015, FASB deferred ASU No. 2014-09 for one year, and with that deferral, ASU No. 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for us will be our 2018 first quarter. We are permitted to use either the retrospective or the modified retrospective method when adopting ASU No. 2014-09. We are still assessing the potential impact that ASU No. 2014-09 will have on our financial statements and method of adoption.

Item 4.  Controls and Procedures

      Disclosure Control and Procedures

 Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2015, the end of the period covered by this report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time frames specified by the Securities and Exchange Commission’s rules and forms.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

 During the three months ended June 30, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SPY Inc.

Date: August 11, 2015	By:	/s/ James McGinty
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